Form 10-Q
period 2021-03-31
agilon health, inc.
filed 2021-05-26
CIK 1831097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-40332

agilon health, inc.

(Exact name of registrant as specified in its charter)

Delaware	37-1915147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 World Trade Center, Suite 2000

Long Beach, CA 90831

(Address of principal executive offices)

(562) 256-3800

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	AGL	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES  ☐  NO  ☒

At April 30, 2021, there were 390,832,560 shares of the registrant’s $0.01 par value common stock outstanding.

agilon health, inc.

agilon health, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,289	$106,795
Restricted cash and equivalents	14,202	28,383
Receivables, net	288,827	144,555
Prepaid expenses and other current assets, net	9,314	9,639
Current assets held for sale and discontinued operations, net	—	4,825
Total current assets	417,632	294,197
Property and equipment, net	4,799	6,456
Intangible assets, net	61,609	60,468
Goodwill	41,540	41,540
Other assets, net	47,259	43,700
Non-current assets held for sale, net	1,199	—
Total assets	$574,038	$446,361
LIABILITIES, CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Medical claims and related payables	$276,984	$162,868
Accounts payable and accrued expenses	95,122	97,244
Current portion of long-term debt	—	3,041
Current liabilities held for sale and discontinued operations	—	3,682
Total current liabilities	372,106	266,835
Long-term debt, net of current portion	99,412	64,665
Other liabilities	91,264	90,091
Total liabilities	562,782	421,591

Commitments and contingencies

Contingently redeemable common stock, $0.01 par value: 76,201 shares issued and outstanding	309,500	309,500

Stockholders' equity (deficit):
Common stock, $0.01 par value: 500,000 shares authorized; 249,474 and 249,374 shares issued and outstanding, respectively	2,494	2,494
Additional paid-in capital	265,603	263,966
Accumulated deficit	(566,268)	(551,190)
Total agilon health, inc. stockholders' equity	(298,171)	(284,730)
Noncontrolling interests	(73)	—
Total stockholders’ equity (deficit)	(298,244)	(284,730)
Total liabilities, contingently redeemable common stock and stockholders’ equity (deficit)	$574,038	$446,361

The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as agilon health, inc., together with its consolidated subsidiaries and variable interest entities (the “Company”), is the primary beneficiary of these VIEs. The condensed consolidated balance sheets include total assets that can only be used to settle obligations of the Company or the Company’s consolidated VIEs totaling $408.4 million and $287.9 million as of March 31, 2021 and December 31, 2020, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $278.8 million and $174.0 million as of March 31, 2021 and December 31, 2020, respectively. See Note 13 for additional details.

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Medical services revenue	$412,412	$289,814
Other operating revenue	692	1,234
Total revenues	413,104	291,048
Expenses:
Medical services expense	360,354	247,653
Other medical expenses	23,661	18,426
General and administrative	37,777	27,605
Depreciation and amortization	3,427	3,198
Total expenses	425,219	296,882
Income (loss) from operations	(12,115)	(5,834)
Other income (expense):
Other income (expense), net	1,336	122
Interest expense	(2,941)	(2,149)
Income (loss) before income taxes	(13,720)	(7,861)
Income tax benefit (expense)	(16)	—
Income (loss) from continuing operations	(13,736)	(7,861)
Discontinued operations:
Income (loss) before income taxes	(1,351)	(8,089)
Income tax benefit (expense)	(64)	(149)
Total discontinued operations	(1,415)	(8,238)
Net income (loss)	(15,151)	(16,099)
Noncontrolling interests’ share in earnings (loss)	73	—
Net income (loss) attributable to common shares	$(15,078)	$(16,099)

Net income (loss) per common share, basic and diluted
Continuing operations	$(0.04)	$(0.02)
Discontinued operations	$(0.01)	$(0.03)
Weighted average shares outstanding, basic and diluted	325,659	321,250

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

For the three months ended March 31, 2021:

	Contingently Redeemable Common Stock		Total Stockholders’ Equity
			Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	interest	(Deficit)
January 1, 2021	76,201	$309,500	249,374	$2,494	$263,966	$(551,190)	$—	$(284,730)
Net income (loss)	—	—	—	—	—	(15,078)	(73)	(15,151)
Exercise of stock options	—	—	100	—	165	—	—	165
Stock-based compensation expense	—	—	—	—	1,472	—	—	1,472
March 31, 2021	76,201	$309,500	249,474	$2,494	$265,603	$(566,268)	$(73)	$(298,244)

For the three months ended March 31, 2020:

	Contingently Redeemable Common Stock		Total Stockholders’ Equity
			Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
January 1, 2020	69,860	281,000	246,743	$2,467	$256,643	$(491,138)	$(232,028)
Net income (loss)	—	—	—	—	—	(16,099)	(16,099)
Issuance of contingently redeemable common stock	6,341	28,500	—	—	(460)	—	(460)
Exercise of stock options	—	—	181	2	—	—	2
Stock-based compensation expense	—	—	—	—	1,071	—	1,071
March 31, 2020	76,201	309,500	246,924	$2,469	$257,254	$(507,237)	$(247,514)

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(15,151)	$(16,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,481	3,363
Stock-based compensation expense	1,472	1,071
Loss on debt extinguishment	1,186	—
Other noncash items	1,766	837
Changes in operating assets and liabilities	(33,582)	(15,299)
Net cash provided by (used in) operating activities	(40,828)	(26,127)
Cash flows from investing activities:
Purchase of property and equipment, net	(178)	(345)
Purchase of intangible assets	(3,986)	(33)
Investment in loans receivable and other	(1,204)	(359)
Proceeds from repayment of loans receivable	—	1,056
Proceeds from sale of business, net of cash divested	(3,706)	—
Net cash provided by (used in) investing activities	(9,074)	319
Cash flows from financing activities:
Proceeds from equity issuances, net	—	28,128
Proceeds from exercise of stock options	165	—
Proceeds from the issuance of long-term debt	100,000	—
Debt issuance costs	(1,218)	—
Repayments of long-term borrowings	(68,649)	(760)
Net cash provided by (used in) financing activities	30,298	27,368
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	(19,604)	1,560
Cash, cash equivalents and restricted cash and equivalents from continuing operations, beginning of period	135,178	139,152
Cash, cash equivalents and restricted cash and equivalents from discontinued operations, beginning of period	3,917	6,460
Cash, cash equivalents and restricted cash and equivalents, beginning of period	139,095	145,612
Cash, cash equivalents and restricted cash and equivalents from continuing operations, end of period	119,491	142,563
Cash, cash equivalents and restricted cash and equivalents from discontinued operations, end of period	—	4,609
Cash, cash equivalents and restricted cash and equivalents, end of period	$119,491	$147,172

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  Business

Description of Business

agilon health, inc., through its purpose-built model, provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. As of March 31, 2021, the Company, through its contracted physician networks, provided care to approximately 165,300 Medicare Advantage members enrolled with private health plans.

•

During 2020, the Company entered into a strategic partnership to further expand its operations beginning April 1, 2020 into Wilmington, North Carolina. Additionally, during 2020, the Company entered into strategic partnerships to further expand its operations beginning January 1, 2021 into: (i) Buffalo, New York; (ii) Toledo, Ohio; and (iii) Hartford, Connecticut. In December 2020, the Company entered into a strategic partnership to further expand its operations beginning January 1, 2022 into Syracuse, New York.

•

During 2021, the Company entered into strategic partnerships to further expand its operations beginning January 1, 2022 into: (i) Grand Rapids and Traverse City, Michigan; (ii) Pinehurst, North Carolina; and (iii) Longview and Texarkana, Texas, along with additional partnerships in the Company’s existing Ohio and Texas markets.

•

On April 1, 2021, the Company launched five Direct Contracting Entities (“DCE”) that, in collaboration with seven of its physician group partners, will participate in the Center for Medicare & Medicaid Innovation’s Direct Contracting Model.

See Note 13 for additional discussions related to the Company’s involvement with VIEs.

The Company is ultimately controlled by an investment fund associated with Clayton Dubilier & Rice, LLC (“CD&R”), a private equity firm headquartered in New York, New York. All funds affiliated with CD&R are considered related parties.

Initial Public Offering

On April 19, 2021, the Company completed its initial public offering ("IPO") in which it issued and sold an aggregate 53,590,000 shares of common stock at $23.00 per share. The Company received net proceeds of $1.2 billion after deducting underwriting discounts and commissions and before deducting estimated offering costs of $8.6 million. The shares and proceeds from the IPO, along with the underwriters’ exercise of their option to purchase additional shares are not reflected in the condensed consolidated financial statements as of and for the three months ended March 31, 2021. See Note 14 for additional discussions related to the Company’s IPO.

NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.

The condensed consolidated financial statements include the accounts of agilon health, inc., its wholly-owned subsidiaries, joint ventures and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments unless otherwise indicated), which the Company considers necessary to present fairly its financial position, results of operations and cash flows, have been included. Operating results for the three months ended March 31, 2021, including the impact of COVID-19, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s prospectus (File No. 333-254435) dated April 14, 2021 filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Exchange Act of 1934, as amended, on April 16, 2021 (the “Prospectus”).

Use of Estimates

Management is required to make estimates and assumptions in the preparation of financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates can include, among other things, those used to determine revenues and related receivables from risk adjustments, medical services expense and related payables (including the reserve for incurred but not reported (“IBNR”) claims), and the valuation and related recognition of impairments of long-lived assets, including goodwill. Management’s estimates for revenue recognition, medical services expense and other estimates, judgments, and assumptions, may be materially and adversely different from actual results as a result of the COVID-19 pandemic, among other things. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

Goodwill and Amortizable Intangible Assets

As of both March 31, 2021 and December 31, 2020, goodwill of $39.0 million was allocated to the Company’s Hawaii reporting unit, which had a negative carrying value.

As of March 31, 2021 and December 31, 2020, the Company’s gross carrying amount of amortizable intangible assets was $105.8 million and $101.9 million, with accumulated amortization of $44.2 million and $41.4 million, respectively. For the three months ended March 31, 2021 and 2020, the Company recognized $2.8 million and $2.7 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Property and Equipment

As of March 31, 2021 and December 31, 2020, the Company’s gross carrying amount of property and equipment was $12.6 million and $13.7 million, with accumulated depreciation of $7.8 million and $7.3 million, respectively. For the three months ended March 31, 2021 and 2020, the Company recognized $0.6 million and $0.5 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the condensed consolidated statement of operations. At March 31, 2021, a building and related land with a carrying value of $1.2 million was classified as held for sale.

Income Taxes

The Company determined the income tax provision for interim periods using an estimate of the Company’s annual effective tax rate, applied to year-to-date results, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimated annual effective tax rate, and if the estimated annual effective tax rate changes, a cumulative catch-up adjustment is recorded in that quarter. The Company applied the intra-period tax allocation rules to allocate income taxes between continuing operations and discontinued operations as prescribed in U.S. GAAP, where the tax effect of income (loss) before income taxes from continuing operations is computed without regard to the tax effects of income (loss) before income taxes from the other categories.

The Company’s income taxes from continuing operations for the three months ended March 31, 2021 and 2020 were not material. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of changes in the valuation allowance.

Recent Accounting Pronouncements

Adopted

Credit Losses.  In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments held at amortized cost. The amendments in ASU 2016-13 eliminate the “probable” initial threshold for recognition of credit losses in current accounting guidance and, instead, reflect an entity’s current estimate of all expected credit losses over the life of the financial instrument. When credit losses were measured under prior accounting guidance, an entity generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. A reporting entity is required to apply the amendments in ASU 2016-13 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Upon adoption of ASU 2016-13the Company is required to reassess its financial assets measured at amortized costs and off-balance sheet credit exposures, including loan commitments. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). ASU 2019-10 amended the effective date for ASU 2016-13. ASU 2019-10 amended the effective date for ASU 2016-13. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019 for public companies, unless they qualify for an “emerging growth company.” The Company qualified as an emerging growth company prior to this filing and elected to use the extended transition period for complying with this accounting standard through fiscal years beginning after December 15, 2022. However, as the Company ceased to be an emerging growth company as of January 1, 2021, the Company adopted ASU 2016-13 effective January 1, 2021. The adoption of ASU 2016-13 did not have an impact on the Company’s condensed consolidated financial statements.

NOTE 3.  Revenue, Receivables, and Concentration of Credit Risk

Medical Services Revenue

Medical services revenue consists of capitation fees under contracts with various Medicare Advantage payors (“payors”). Under the typical capitation arrangement, the Company is entitled to monthly per-member, per-month (“PMPM”) fees to provide a defined range of healthcare services for Medicare Advantage health plan members (“members”) attributed to the Company’s contracted primary care physicians. PMPM fees are determined as a percent of the premium payors receive from the Centers for Medicare & Medicaid Services’ (“CMS”) for these members. The Company generally accepts full financial risk for members attributed to its contracted primary care physicians and therefore is responsible for the cost of all healthcare services required by those members. Fees are recorded gross in revenue because the Company is acting as a principal in coordinating and controlling the range of services provided (other than clinical decisions) under its capitation contracts with payors. Capitation contracts with payors are generally multi-year arrangements and have a single performance obligation that constitutes a series, as defined by Accounting Standards Codification 606, Revenue From Contracts With Customers, to stand ready on a monthly basis to provide all aspects of necessary medical care to members for the contracted period. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term.

The transaction price for the Company’s capitation contracts is variable, as the PMPM fees to which the Company is entitled are subject to periodic adjustment under CMS’s risk adjustment payment methodology. CMS deploys a risk adjustment model that determines premiums paid to all payors according to each member’s health status and certain demographic factors. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from various settings. The Company and healthcare providers collect and submit the accurate diagnosis data to payors and such data is utilized by the Company to estimate risk adjustment payments to be received in subsequent periods. Risk adjustment-related revenues are estimated using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. PMPM fees are also subject to adjustment for incentives or penalties based on the achievement of certain quality metrics defined in the Company’s contracts with payors. The Company recognizes incentive revenue as earned using the most likely amount methodology and only to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved.

Receivables

Receivables primarily consist of amounts due under capitation contracts with various payors. Receivables due under capitation contracts are recorded monthly based on reports received from payors and management’s estimate of risk adjustment payments to be received in subsequent periods for open performance years. Receivables are recorded and stated at the amount expected to be collected.

Concentration

The Company is economically dependent on maintaining a base of primary care and specialty care physicians as well as capitation contracts with payors. The loss of certain of those contracts could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company contracts with various payors whereby the Company is entitled to monthly PMPM fees to provide a defined range of healthcare services for members attributed to its contracted primary care physicians. The Company generally accepts full financial risk for such members and therefore is responsible for the cost of all healthcare services required by them. Substantially all of the Company’s receivable balances are from a small number of payors.

Revenue from Medicare Advantage constitutes substantially all of the Company’s total revenue, accounting for nearly 100% of the Company’s total revenues for the three months ended March 31, 2021 and 2020.

The following table provides the Company’s revenue concentrations with respect to major payors as a percentage of the Company’s total revenues:

	Three Months Ended March 31,
	2021	2020
Payor A	28%	38%
Payor B	21%	20%
Payor C	12%	12%
Payor D	10%	*

*	Less than 10% of total revenues.

The following table provides the Company’s concentrations of credit risk with respect to major payors as a percentage of receivables, net:

	March 31, 2021	December 31, 2020
Payor A	19%	38%
Payor B	26%	27%
Payor D	14%	*

*	Less than 10% of total receivables.

NOTE 4.  Other Assets

The following table summarizes the Company’s other assets (in thousands):

	March 31, 2021	December 31, 2020
Indemnification assets	$10,072	$10,009
Health plan deposits	11,523	11,523
Right-of-use assets	9,600	9,585
Other	16,064	12,583
	$47,259	$43,700

Indemnification assets have been established to offset certain pre-closing liabilities for which the prior owners of some of the Company’s California subsidiaries are obligated to indemnify the Company. The Company deems the amounts receivable under the indemnification agreements to be fully collectible should indemnification claims arise and, as such, a valuation allowance is not deemed necessary.

NOTE 5.  Medical Claims and Related Payables

Medical services expense represents costs incurred for medical services provided to members by physicians, hospitals and other ancillary providers for which the Company is financially responsible and which are paid either directly by the Company or by payors with whom the Company has contracted. Medical services expenses are recognized in the period in which services are provided and include estimates of the Company’s obligations for medical services that have been rendered by third parties, but for which claims have either not yet been received, processed, or paid.

Such estimates are based on many variables, including utilization trends, membership volumes, and historical claim payment patterns which are used to develop “completion factors” used to determine the amount of incurred but unpaid services using an actuarial process that is consistently applied each reporting period and that is commonly used by health insurance actuaries. Generally, for the most recent months, the Company estimates claim costs incurred by applying observed medical cost trend factors to the average PMPM medical costs incurred in prior months for which more complete claims data are available.

Each period, the Company re-examines previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period the claims are settled. The Company’s medical claims payable balance represents management’s best estimate of its liability for unpaid medical costs as of March 31, 2021 and December 31, 2020. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.

The following table presents the components of changes in medical claims and related payables (in thousands):

	March 31, 2021	December 31, 2020
Medical claims and related payables, beginning of the year	$164,161	$121,779
Components of incurred costs related to:
Current year	359,988	1,026,940
Prior years	366	(5,063)
Discontinued operations - current year	1,229	85,732
Discontinued operations - prior years	(591)	(1,543)
	360,992	1,106,066
Claims paid related to:
Current year	(112,968)	(870,979)
Prior years	(131,363)	(94,868)
Discontinued operations - current year	(298)	(80,754)
Discontinued operations - prior year(1)	(3,540)	(17,083)
	(248,169)	(1,063,684)
Medical claims and related payables, end of the period	$276,984	$164,161

(1)	Includes $1.5 million that was disposed in February 2021.

Beginning and ending balances of medical claims and related payables disclosed above for December 31, 2020, include $1.1 million and $1.3 million, respectively, of claims liabilities that are presented as current liabilities held for sale and discontinued operations. The beginning balance of medical claims and related payables disclosed above for March 31, 2021, includes $1.3 million that is presented as current liabilities held for sale and discontinued operations. As of March 31, 2021 and December 31, 2020, medical claims and related payables also include $2.2 million and $4.1 million, respectively, of claims liabilities associated with certain divested California businesses for which the Company has retained the liability for claims incurred prior to the date of divestiture.

NOTE 6.  Other Liabilities

The following table summarizes the Company’s other liabilities (in thousands):

	March 31, 2021	December 31, 2020
Other long-term contingencies	$73,266	$71,693
Reserve for uncertain tax positions	10,072	10,009
Lease liabilities, long-term	5,548	5,508
Other	2,378	2,881
	$91,264	$90,091

As of March 31, 2021 and December 31, 2020, the Company had contingent liabilities of $73.3 million and $71.7 million, respectively, related to unasserted claims. While the Company intends to vigorously defend its position, the Company has established a liability for the potential exposure, including interest and penalties. Additionally, the Company estimated the range of reasonably possible losses in excess of reserves accrued on the condensed consolidated balance sheets to be $0 to $18.6 million as of March 31, 2021.

NOTE 7.  Debt

On February 18, 2021, the Company executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021, the “2021 Credit Facilities”). The 2021 Credit Facilities include: (i) a $100.0 million secured term loan (the “2021 Secured Term Loan Facility”) and (ii) a $100.0 million senior secured revolving credit facility (the “2021 Secured Revolving Facility”) with a capacity to issue standby letters of credit in certain circumstances up to a maximum of $80.0 million. Subject to specified conditions and receipt of commitments, the 2021 Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $50.0 million plus (ii) an additional amount determined in accordance with a formula tied to repayment of certain of the Company’s indebtedness. The proceeds from the 2021 Secured Term Loan Facility were used to refinance an aggregate of $68.6 million of outstanding indebtedness under the prior credit facility and unsecured debt, with the remaining $30.1 million net proceeds used for working capital and other general corporate purposes. The maturity date of the 2021 Credit Facilities was February 18, 2024 or, following the completion of an IPO, February 18, 2026 with mandated periodic payments. In connection with the refinance of the existing debt, the Company recognized $1.1 million of additional interest expense for the write off of the related debt issuance costs.

As of March 31, 2021, the Company had $100.0 million outstanding under the 2021 Secured Term Loan Facility and availability under the 2021 Secured Revolving Facility was $81.5 million as the Company had outstanding letters of credit totaling $18.5 million. The standby letters of credit are automatically extended without amendment for one-year periods, unless the Company notifies the institution in advance of the expiration date that the letter will be terminated. No amounts have been drawn on the outstanding letters of credit as of March 31, 2021.

At the Company’s option, borrowings under the 2021 Credit Facilities, as defined in the credit agreement, can be either: (i) LIBO Rate Loans or (ii) Base Rate Loans. LIBO Rate Loans bear interest at a rate equal to the sum of 4.00% (stepping down to 3.50% on and following October 1, 2023) and the higher of (a) LIBO, as defined in the credit agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 3.00% (stepping down to 2.50% on and following October 1, 2023) and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month LIBO rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, the Company pays a commitment fee on the unfunded 2021 Secured Revolving Facility amount of 0.50% (stepping down to 0.375% on and following October 1, 2023). The Company must also pay customary letter of credit fees. As of March 31, 2021, the weighted average effective interest rate on the 2021 Secured Term Loan Facility was 4.40%.

The 2021 Credit Facilities are guaranteed by certain of the Company’s subsidiaries, including those identified as VIEs, and contain customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios.

The 2021 Credit Facilities contain customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios. Failure to meet any of these covenants could result in an event of default under the agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the agreement to be immediately due and payable. As of March 31, 2021, the Company was in compliance with all covenants under the 2021 Credit Facilities.

On April 26, 2021, the Company repaid $50.0 million of the 2021 Secured Term Loan Facility in connection with the IPO, see Note 14.

NOTE 8.  Commitments and Contingencies

Legal Proceedings

From time to time, the Company is a party to, or has a significant relationship to, legal proceedings, lawsuits, and other claims. Except as described below, the Company is not aware of any legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s policy is to expense legal costs as they are incurred.

COVID-19

The Company continues to monitor and assess the estimated operating and financial impact of the COVID-19 pandemic, and as it evolves, the Company continues to process, assemble, and assess member utilization information. The Company believes that its cash resources, funds from the IPO in April 2021, borrowing capacity available under the 2021 Secured Revolving Facility, and cash flow generated from operations will continue to be sufficient to withstand the financial impact of the pandemic, and will enable the Company to continue to support its operations, regulatory requirements, debt repayment obligations, and geography expansion for the foreseeable future.

Regulatory Matters

The healthcare industry is subject to numerous laws and regulations of federal, state, and local governments. Violations of these laws and regulations could result in expulsion from government healthcare programs, together with the imposition of significant fines and penalties. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as regulatory actions unknown or unasserted at this time.

The healthcare regulatory landscape is constantly changing. It is difficult to predict which final rules may be adopted and implemented by federal and state authorities, and if such final rules would result in any material adverse effect on the Company’s business, consolidated financial condition, results of operations or cash flows. Management is unable to determine how any future government spending cuts will affect Medicare reimbursement. There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of healthcare that, if adopted, could have a material adverse effect on the Company’s condensed consolidated financial statements.

See Note 11 for additional discussion relating to matters with the California Department of Managed Health Care (“DMHC”).

Contractual Obligations

The Company’s capital commitments to physician partners to support physician partner expansion and related purposes increased by $25.1 million, to $43.8 million at March 31, 2021 when compared to December 31, 2020. There have been no other material changes, outside of the ordinary course of business and indebtedness (see Note 7), to the Company’s commitments during the three months ended March 31, 2021.

NOTE 9.  Common Stock

Common Stock

As of both March 31, 2021 and December 31, 2020, the Company’s authorized capital stock consisted of 500.0 million shares of common stock, par value $0.01 per share. See Note 14 for impact of the Company’s IPO.

2021.  During the quarter ended March 31, 2021, the Company issued approximately 100,000 shares of common stock in connection with exercises and vesting of stock-based awards.

2020.  During 2020, the Company issued and sold approximately 1.2 million shares of common stock to certain officers and directors at a purchase price of $4.49 per share and received aggregate proceeds of $5.6 million.

In August 2020, the Company issued approximately 333,800 shares of common stock to settle provider incentive liabilities of $1.5 million.

Also in 2020, the Company repurchased 1.5 million shares of common stock for $6.7 million and issued approximately 2.3 million shares of common stock in connection with exercises and vesting of stock-based awards.

Contingently Redeemable Common Stock

2020.  During 2020, the Company closed private placements to third-party investors in which it issued and sold 6.3 million shares of contingently redeemable common stock at a purchase price of $4.49 per share and received aggregate proceeds of $28.5 million.

The private placements of contingently redeemable common stock have a redemption feature that may require the Company, in certain limited circumstances, to repurchase stock. Because the redemption feature is outside the control of the Company, the related capital contribution does not qualify as permanent equity and has been classified as temporary equity in the mezzanine section of the condensed consolidated balance sheet. The redemption feature terminates upon the completion of an initial public offering of the Company’s common stock. The common stock classified as temporary equity was recorded at an initial carrying value equal to the gross proceeds received, which represented their fair value at the date of issuance. As the events requiring redemption were not probable of occurring, it is not probable that the common stock will become redeemable and therefore no subsequent remeasurement has been required at March 31, 2021. See Note 14 for the impact of the Company’s IPO.

NOTE 10.  Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“EPS”) is computed based upon the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed based upon the weighted average number of common shares outstanding plus the impact of common shares issuable from the assumed conversion of stock options, certain performance restricted stock units and unvested restricted stock units. Only those instruments having a dilutive impact on basic loss per share are included in diluted loss per share during the periods presented.

The following table illustrates the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator
Income (loss) from continuing operations	$(13,736)	$(7,861)
Income (loss) from discontinued operations	(1,415)	(8,238)
Noncontrolling interests’ share in earnings (loss)	73	—
Net income (loss) attributable to common stockholders	$(15,078)	$(16,099)
Denominator
Weighted average shares outstanding, basic and diluted	325,659	321,250
Net income (loss) per share attributable to common stockholders
Net income (loss) per common share from continuing operations, basic and diluted	$(0.04)	$(0.02)
Net income (loss) per common share from discontinued operations, basic and diluted	$(0.01)	$(0.03)

On April 19, 2021, the Company completed its IPO, in which it issued and sold 53.6 million shares of its common stock. On that date, all of the Company’s share-based awards issuable under partner physician group equity agreements vested, resulting in the issuance of 11.7 million shares of common stock. These shares will be included in the Company’s issued and outstanding common stock effective on that date. See Note 14.

Basic net income (loss) per share is the same as diluted net income (loss) per share for each period presented, as the inclusion of all potential common shares outstanding would have been antidilutive. The following table provides the weighted-average potential shares of common stock that were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options - service only condition	23,582	23,690
Stock options - market and/or performance condition	17,830	16,580
Restricted stock units	110	138

NOTE 11.  Discontinued Operations

Discontinued operations are a component of an entity that has either been disposed of or is deemed held-for-sale and, (i) the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

During 2020, the Company implemented a plan to divest its California operations, which included the entirety of its Medicaid line of business, via three separate transactions with different parties. In August 2020, the Company disposed of its Southern California operations for a gross sale price of $2.5 million and recognized a gain on sale of $1.3 million. In October 2020, the Company disposed of its Fresno, California operations for a gross sales price of $26.0 million and recognized a gain on sale of approximately $19.0 million. The Company retained the working capital of both disposal groups and therefore such working capital accounts are not presented as assets and liabilities related to discontinued operations in the condensed consolidated balance sheets. In November 2020, the Company signed a letter of intent to sell its remaining California operations for a gross sales price of $1.0 million. The sale closed in February 2021.

The Company’s decision to exit California and the Medicaid line of business represents a strategic shift that will have a major effect on its operations and financial results. As such, the Company’s California operations are reflected in the condensed consolidated financial statements as discontinued operations.

The results of discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues:
Medical services revenue	$3,847	$50,184
Other operating revenue	23	55
Total revenues	3,870	50,239
Expenses:
Medical services expense	638	28,440
Other medical expenses	2,480	19,122
General and administrative	2,588	10,679
Depreciation and amortization	54	165
Income (loss) from operations	(1,890)	(8,167)
Other income (expense), net	48	182
Gain (loss) on sale of assets	491	—
Interest expense	—	(104)
Income (loss) before income taxes	(1,351)	(8,089)
Income tax benefit (expense)	(64)	(149)
Net income (loss) from discontinued operations	$(1,415)	$(8,238)

The following table provides significant non-cash operating items for discontinued operations that are included in the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020
Non-cash operating activities from discontinued operations:
Depreciation and amortization	$54	$165
Stock-based compensation expense	—	50

Compliance Requirements

In February 2018, the Company voluntarily disclosed to the DMHC and its contracting payors, certain noncompliant practices in the Company’s claims and utilization management operations. Commencing in early 2018, the Company took action to remediate all identified exceptions in order to bring such operations into full compliance with the requirements of the DMHC and its payors. On December 10, 2019, the DMHC, Office of Financial Review, corresponded with the Company’s Claims and Compliance departments seeking an acknowledgment letter from the Company’s California affiliated independent practice associations (“California IPAs”) regarding certain audit deficiencies covering the period December 1, 2018 through February 28, 2019. On December 17, 2019, the Company responded to the request stating that it did not materially dispute the DMHC’s findings. It further stated, among other things, that the California IPAs had implemented corrective action to remediate substantially all known deficiencies identified by the DMHC’s audit findings. On March 9, 2021, the Company received a set of investigative interrogatories from the DMHC pursuant to its investigation of the Company’s claims and utilization management practices, including information regarding the payors affected thereby. The Company has timely responded to such requests. While the Company has divested all of its California operations as of February 2021, the Company retains certain liabilities stemming therefrom. The Company is unable to predict the outcome of this matter or reasonably estimate the amount of any adverse impact on the Company’s consolidated financial position, operations, or cash flows resulting from the DMHC’s audit findings, if any.

NOTE 12.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow information:
Interest paid	$1,921	$1,946
Income taxes paid	16	—
Supplemental disclosure of non-cash financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	689	—

The following table summarizes cash, cash equivalents and restricted cash equivalents from continuing operations (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$105,289	$106,795
Restricted cash and equivalents(1)	14,202	28,383
Cash, cash equivalents and restricted cash equivalents	$119,491	$135,178

(1)	Restricted cash and equivalents primarily consist of amounts used as collateral to secure letters of credit that the Company is required to maintain pursuant to contracts with payors.

NOTE 13.  Variable Interest Entities

Consolidated Variable Interest Entities

agilon health, inc.’s consolidated assets and liabilities as of March 31, 2021 and December 31, 2020 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to agilon health, inc.

agilon health, inc.’s consolidated assets and liabilities include VIE assets and liabilities as follows (in thousands):

	March 31, 2021	December 31, 2020
Assets(1)
Cash and cash equivalents	$88,969	$93,053
Restricted cash equivalents	14,202	25,032
Receivables, net	272,441	136,636
Prepaid expenses and other current assets, net	4,299	5,986
Property and equipment, net	790	797
Intangible assets, net	10,382	8,208
Other assets, net	17,314	13,343
Assets held for sale and discontinued operations, net	—	4,825
Liabilities(1)
Medical claims and related payables	213,490	97,146
Accounts payable and accrued expenses	53,708	62,294
Other liabilities	11,549	10,926
Liabilities held for sale and discontinued operations	—	3,682

(1)

Assets and liabilities of VIEs presented above include the assets and liabilities of the Company’s Independent Practice Associations in California, which are consolidated VIEs and whose operations are reflected in the condensed consolidated financial statements as discontinued operations.

Risk-bearing Entities.  At March 31, 2021, t

he Company operates 15 wholly-owned risk-bearing entities (“RBEs”) for the purpose of entering into risk-bearing contracts with payors. Each RBE’s equity at risk is considered insufficient to finance its activities without additional support, and, therefore, each RBE is considered a VIE. The Company consolidates the RBEs as it has determined that it is the primary beneficiary because it has: (i) the ability to control the activities that most significantly impact the RBEs’ economic performance; and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the RBEs. Specifically, the Company has the unilateral ability and authority, through the RBE governance and management agreements, to make significant decisions about strategic and operating activities of the RBEs, including negotiating and entering into risk-bearing contracts with payors and approving the RBEs’ annual operating budget. The Company also has the obligation to fund losses of the RBEs and the right to receive a significant percentage of any financial surplus generated by the RBEs. The assets of the RBEs primarily consist of cash and cash equivalents, receivables, net, intangible assets, net, and other assets, net; its obligations primarily consist of medical claims and related payables as well as operating expenses of the RBEs (accounts payable and accrued expenses), including incentive obligations to the Company’s physician partners. On February 18, 2021, the Company executed the 2021 Credit Facilities, which are guaranteed by certain of the Company’s VIEs. Assets generated by the RBEs (primarily from medical services revenues) may be used to settle the Company’s contractual debt obligations.

Unconsolidated Variable Interest Entities

As of March 31, 2021, the Company had seven equity method investments that were deemed to be VIEs. The Company has determined that it is not the primary beneficiary of and therefore does not consolidate the VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. As of March 31, 2021 and December 31, 2020, the carrying amounts of the investments of the VIEs were $8.7 million and $8.5 million, respectively, which approximates the maximum loss exposure as a result of the Company’s involvement with the VIEs.

NOTE 14.  Subsequent Events

Initial Public Offering

On April 14, 2021, the Company priced the IPO of its common stock at an offering price of $23.00 per share for 46,600,000 shares, pursuant to the Prospectus. On April 15, 2021, the underwriters exercised their option to purchase an additional 6,990,000 shares of common stock. On April 19, 2021, the Company’s sale of an aggregate of 53,590,000 shares of common stock was completed.

Contingently Redeemable Common Stock

The redemption feature of the Company’s contingently redeemable common stock terminated upon the completion of the IPO in April 2021. Accordingly, such common stock will be reclassified from temporary equity in the mezzanine section of the condensed consolidated balance sheet to permanent equity.

Stock-based Compensation

Upon the completion of the IPO, the Company issued 11.7 million shares of common stock under partner physician group equity agreements and recognized stock-based compensation expense of $268.5 million in April 2021. Additionally, as of May 26, 2021, the Company provided financing to the physician partner groups in connection with taxes payable on shares distributed to them upon completion of the IPO under the partner physician group equity agreements, in an aggregate amount of $59.6 million.

The Company also recognized $2.6 million of expense related to stock options that vested upon the completion of the IPO and$3.7 million of expense related to a severance payment to its former chief executive officer under contingent upon the completion of the IPO.

2021 Omnibus Equity Incentive Plan

In connection with the IPO, the Company’s Board of Directors approved the agilon health, inc. 2021 Omnibus Equity Incentive Plan, or the “Omnibus Incentive Plan.” The equity awards approved by the compensation committee for grants to employees in connection with the completion of the IPO represent 1.9 million shares of common stock issuable upon the exercise or vesting of such awards.

Debt Repayment

The 2021 Secured Term Loan Facility requires, among other things, a mandatory prepayment of $50.0 million if gross proceeds from the IPO exceed $1.0 billion. On April 26, 2021, the Company repaid $50.0 million of the 2021 Secured Term Loan Facility. The maturity date of the 2021 Credit Facilities was extended to February 18, 2026, with mandatory periodic payments.

Management Agreement Termination

In connection with the completion of the IPO, the management agreement with CD&R was terminated pursuant to a termination agreement, dated as of April 16, 2021. The Company was not charged a fee in connection with the termination of this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references in this report to “agilon,” “we,” “us” or “our” mean agilon health, inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “agilon health, inc.” mean the parent company without its subsidiaries.

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this prospectus and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, our financial position, results of operations, cash flows, prospects and growth strategies.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this prospectus. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this prospectus, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under the captions “Risk Factors” and “Special Note Regarding Forward-Looking Statements and Information” in our prospectus (File No. 333-254435) dated April 14, 2021 filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Exchange Act on April 16, 2021 (the “Prospectus”), could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this prospectus. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•	our history of net losses, and our ability to achieve or maintain profitability in an environment of increasing expenses;
•	our ability to identify and develop successful new geographies, physician partners and payors, or to execute upon our growth initiatives;
•	our ability to execute our operation strategies or to achieve results consistent with our historical performance;
•	our expectation that our expenses will increase in the future and the risk that medical expenses incurred on behalf of members may exceed the amount of medical revenues we receive;
•	our ability to secure contracts with Medicare Advantage (“MA”) payors or to secure MA at favorable financial terms;
•	our ability to recover startup costs incurred during the initial stages of development of our physician partner relationships and program initiatives;
•	our ability to obtain additional capital needed to support our business;
•	significant reductions in our membership;
•	challenges for our physician partners in the transition to our “Total Care Model”;
•	inaccuracies in the estimates and assumptions we use to project the size, revenue or medical expense amounts of our target market;
•	the spread of, and response to, the novel coronavirus, or COVID-19, and the inability to predict the ultimate impact on us;
•

inaccuracies in the estimates and assumptions we use to project our members’ risk adjustment factors, medical services expense, incurred but not reported claims and earnings pursuant to payor contracts;

•	the impact of restrictive or exclusivity clauses in some of our contracts with physician partners that may prohibit us from establishing new RBEs within certain geographies in the future;

•	the impact of restrictive or exclusivity clauses in some of our contracts with physician partners that may subject us to investigations or litigation;
•	our ability to retain our management team and key employees or attract qualified personnel in the future;
•	our ability to realize the full value of our intangible assets and any impairment charges we have or may record;
•	adverse determinations of tax matters;
•	security breaches, loss of data or other disruptions to our data platforms;
•	our reliance on third parties for internet infrastructure and bandwidth to operate our business and provide services to our members and physician partners;
•	our ability to protect the confidentiality of our know-how and other proprietary and internally developed information;
•	the impact of devoting significant attention and resources to the provision of certain transition services in connection with the disposition of our California operations;
•	our subsidiaries’ lack of performance or ability to fund their operations, which could require us to fund such losses;
•	our dependence on a limited number of key payors;
•	the limited terms of our contracts with payors and that they may not be renewed upon their expiration;
•	our reliance on our payors for membership attribution and assignment, data and reporting accuracy and claims payment;
•	our dependence on physician partners and other providers to effectively manage the quality and cost of care and perform obligations under payor contracts;
•	difficulties in obtaining accurate and complete diagnosis data;
•

our dependence on physician partners to accurately, timely and sufficiently document their services and potential False Claims Act or other liability if any diagnosis information or encounter data are inaccurate or incorrect;

•	our reliance on third-party software and data to operate our business and provide services to our members and physician partners;
•	the impact of consolidation in the healthcare industry;
•

reductions in reimbursement rates or methodology applied to derive reimbursement from, or discontinuation of, federal government healthcare programs, from which we derive substantially all of our total revenue;

•	uncertain or adverse economic conditions, including a downturn or decrease in government expenditures;
•	our ability to compete in our competitive industry;
•	the impact of government performance standards and benchmarks on our compensation and reputation;
•

statutory or regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, and their impact on government funding, program coverage and reimbursements;

•	regulatory proposals directed at containing or lowering the cost of healthcare and our participation in such proposed models;
•	we, our physician partners or affiliates being subject to federal or state investigations, audits and enforcement actions;
•	regulatory inquiries and corrective action plans imposed by our payors;
•	repayment obligations arising out of payor audits;
•	the impact on our revenue of Centers for Medicare & Medicaid Services’ (“CMS”) modifying the methodology used to determine the revenue associated with MA members;
•	negative publicity regarding the managed healthcare industry;
•	the extensive regulation of the healthcare industry at the federal, state and local levels;
•	our substantial indebtedness and the potential that we may incur additional indebtedness; and
•	risks related to other factors discussed under “Risk Factors” in the Prospectus.

Except as required by law, we do not undertake, and hereby disclaim, any obligation to update any forward-looking statements, which speak only as of the date on which they are made.

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•	Overview and Recent Developments
•	COVID-19 Update
•	Key Financial and Operating Metrics
•	Key Components of Our Results of Operations
•	Results of Operations
•	Non-GAAP Financial Measure
•	Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Critical Accounting Policies and Estimates
•	Recent Accounting Pronouncements

Overview and Recent Developments

Our business is transforming healthcare by empowering the primary care physician (“PCP”) to be the agent for change in the communities they serve. We believe that PCPs, with their intimate patient-physician relationships, are best positioned to drive meaningful change in quality, cost and patient experience when provided with the right infrastructure and payment model. Through our combination of the agilon platform, a long-term partnership model with existing physician groups and a growing network of like-minded physicians, we are poised to revolutionize healthcare for seniors across communities throughout the United States. Our purpose-built model provides the necessary capabilities, capital and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. Our model operates by forming RBEs within local geographies, that enter into arrangements with payors providing for monthly payments to manage the total healthcare needs of our physician partners’ attributed patients (or, global capitation arrangements), contract with agilon to perform certain functions and enter into long-term professional service agreements with one or more anchor physician groups pursuant to which the anchor physician groups receive a base compensation rate and share in the savings from successfully improving quality of care and reducing costs.

Our business model is differentiated by its focus on existing community-based physician groups and is built around three key elements: (1) agilon’s platform; (2) agilon’s long-term physician partnership approach; and (3) agilon’s network. With our model, our goal is to remove the barriers that prevent community-based physicians from evolving to a Total Care Model, where the physician is empowered to manage health outcomes and the total healthcare needs of their attributed Medicare patients.

Our platform, partnership and network model enable our physician partners to be the quarterback for healthcare delivery in their community, and successfully operate a Medicare-centric, globally capitated line of business. This generates improving quality and cost outcomes, growing membership and increasing medical margin per member, which we share with our physician partners pursuant to our long-term partnership model. We believe this continuous improvement in patient and physician engagement and experience leads to more PCPs joining our platform and ultimately improves the success of each physician partner on the platform. As our platform grows, we believe we will be able to leverage our scale to drive additional investment in our geographies to accelerate this flywheel for the benefit of our physician partners and their patients.

First Quarter 2021 Results:

•	Total revenue of $413 million increased 42% from 2020
•	Members of approximately 165,300 as of March 31 increased 35% from 2020
•	Loss from continuing operations of $13.7 million, compared to $7.9 million in 2020
•	Medical Margin of $52.1 million, compared to $42.2 million in 2020
•	Adjusted EBITDA of $3.8 million, compared to $2.6 million in 2020

Membership Details

Membership as of March 31, 2021 was approximately 165,300, an increase of 35% from 2020. Average membership during the first quarter 2021 was approximately 163,000.

During the first quarter, a group MA contract transitioned between two payers in one of our geographies.  Due to the timing required to complete the transition, agilon health’s first quarter 2021 results do not include the revenue, membership, or costs of these members. As the agreement was completed in the second quarter of 2021, the related revenues and medical expenses will be reflected in our financial results for the second quarter 2021, including the cumulative revenue and expenses associated with the first quarter. We estimate the cumulative revenue and membership associated with this contract for the first quarter 2021 is approximately $24 million and 9,000, respectively.

Direct Contracting

In collaboration with seven of our physician group partners, we launched five Direct Contracting Entities (“DCE”) with over 50,000 attributed beneficiaries on April 1, 2021. The CMS Innovation Center created the Direct Contracting Model to allow a variety of DCEs to negotiate directly with the government to manage traditional Medicare beneficiaries and share in the savings and risks generated from managing such beneficiaries. While the recent announcement from the Center for Medicare and Medicaid Innovation will limit new DCE entrants for 2022, we will be able to utilize existing DCEs as a vehicle for existing or new physician groups to participate in the Direct Contracting program.

Initial Public Offering and Debt Refinancing

On April 19, 2021, we completed the initial public offering of 53,590,000 shares of common stock at a price of $23.00 per share. The net proceeds of the offering were approximately $1.2 billion, after underwriting fees and other offering expenses.

On February 18, 2021, we executed a new credit facility agreement (the “2021 Secured Credit Facilities”). The 2021 Secured Credit Facilities included an initial $100.0 million senior secured term loan and a $100.0 million senior secured revolving credit facility. Subsequent to the end of the first quarter and in connection with our initial public offering, we repaid $50.0 million of the senior secured term loan.

As of April 30, 2021, including the impact from the initial public offering, debt refinancing, debt repayment and other items, agilon health had approximately $1.1 billion of cash and $50.0 million of debt outstanding.

California Operations

In February 2021, we completed the divesture of our California operations by selling the remaining disposal group for a gross sales price of $1.0 million. Our California operations are reflected in the condensed consolidated financial statements as discontinued operations.

COVID-19

Since March 2020, we have implemented precautionary measures to protect the health and safety of our employees, physicians and members in connection with the COVID-19 pandemic. Because COVID-19 infections have been reported throughout the United States, certain national, provincial, state and local governmental authorities have issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Additionally, more restrictive proclamations and/or directives may be issued in the future.

The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or we, may direct, which may result in an extended period of continued business disruption. The ultimate impact of these matters to us and our financial condition cannot be reasonably estimated at this time.

Throughout most of 2020, our members incurred lower healthcare costs than we would have otherwise expected, which resulted in lower medical services expenses incurred. This reduction was impacted by the temporary deferral of non-essential care amid the COVID-19 pandemic and improved medical cost management, among other factors. These costs may be incurred at future points in time, and it is possible that the deferral of healthcare services, or the impact of our members (who are seniors typically with chronic conditions) being diagnosed with COVID-19, could cause additional health problems in our existing members, which could increase our costs in the future. We cannot accurately estimate the net ultimate impact, positive or negative, to medical services expense at this time.

Given the disruption caused by COVID-19, it is unclear whether our physicians will be able to document the health conditions of our members as comprehensively as they did in historical periods. Because risk adjustment factors in the current period are based on the preceding year’s diagnosed disease conditions, our revenue in future periods may be adversely impacted.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 public health emergency. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The changes in tax law did not have a material impact on our results of operations for the three months ended March 31, 2021. We will continue to monitor possible future impacts of changes in tax legislation.

Key Financial and Operating Metrics

All of our key metrics exclude historical results from our California operations (which are included as discontinued operations in our condensed consolidated financial statements), and, as noted below, certain of our key metrics also exclude the impact of our California operations.

We monitor the following key financial and operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business (dollars in thousands):

	As of and For the
	Three Months Ended March 31,
	2021	2020	% Change
MA members	165,300	122,800	35
Medical services revenue	$412,412	$289,814	42
Medical margin	$52,058	$42,161	23
Platform support costs	$28,408	$23,520	21
Network contribution(1)	$30,142	$24,740	22
Adjusted EBITDA(1)	$3,762	$2,577	46

(1)

Network contribution and Adjusted EBITDA are non-GAAP financial measures. See “—Non-GAAP Financial Measures” for additional information, including reconciliations to the most directly comparable GAAP measures.

Medicare Advantage Members

Our MA members include all individuals enrolled in an MA plan that are attributed to the PCPs on our platform at the end of a given period.

Medical Services Revenue

Our medical services revenue consists of capitation revenue under contracts with various payors. Under the typical capitation arrangement, we are entitled to PMPM fees to provide a defined range of healthcare services for MA health plan members through our contracted physician partners and affiliated PCPs. Such fees are typically based on a defined percentage of corresponding premium which payors receive from CMS. We recognize capitation revenue over the period eligible members are entitled to receive healthcare services.

Medical Margin

Medical margin represents the amount earned from medical services revenue after medical services expenses are deducted. Medical services expense represents costs incurred for medical services provided to our members. As our platform matures over time, we expect medical margin to increase in absolute dollars. However, medical margin PMPM may vary as the percentage of new members brought onto our platform fluctuates. New membership added to the platform is typically dilutive to medical margin PMPM. Furthermore, in light of COVID-19, we continue to evaluate the ultimate impact of the pandemic on medical margin.

The following table presents our medical margin (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Medical services revenue	$412,412	$289,814
Medical services expense	(360,354)	(247,653)
Medical margin	$52,058	$42,161

Network Contribution

We define network contribution as medical services revenue less the sum of: (i) medical services expense and (ii) other medical expenses excluding costs incurred in implementing geographies. Other medical expenses consist of physician incentive expense related to surplus sharing and other direct medical expenses incurred to improve care for our members. We believe this metric provides insight into the economics of our Total Care Model as it includes all medical services expense associated with our members’ care as well as partner incentive and additional medical costs we incur as part of our aligned partnership model. Other medical expenses are largely variable and proportionate to the level of surplus in each respective geography.

The following table presents our network contribution (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Medical services revenue	$412,412	$289,814
Medical services expense	(360,354)	(247,653)
Other medical expenses—live geographies(1)	(21,916)	(17,421)
Network contribution	$30,142	$24,740

(1)

Excludes costs in geographies for which we are contracted to go live in January of the following year. For the three months ended March 31, 2021 and 2020, costs incurred in implementing geographies were $1.8 million and $1.0 million, respectively.

See “—Non-GAAP Financial Measures” for information regarding our use of network contribution and a reconciliation of income (loss) from operations to network contribution.

Platform Support Costs

Our platform support costs, which include regionally-based support personnel and other operating costs to support our geographies, are expected to decrease over time as a percentage of revenue as our physician partners add members and our revenue grows. Our operating expenses at the enterprise level include resources and technology to support payor contracting, clinical program development, quality, data management, finance and legal functions.

The table below represents costs to support our live geographies and enterprise functions, which are included in general and administrative expenses (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Platform support costs	$28,408	$23,520
% of Revenue	7%	8%

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) adjusted to exclude: (i) income (loss) from discontinued operations, net of income taxes, (ii) interest expense, (iii) income tax expense (benefit), (iv) depreciation and amortization costs, (v) geography entry costs, (vi) share-based compensation expense, (vii) severance and related expense and (viii) certain other items that are not considered by us in the evaluation of ongoing operating performance. Net income (loss) is the most directly comparable GAAP measure to Adjusted EBITDA.

See “—Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.

Key Components of Our Results of Operations

Revenues

Medical Services Revenue

Our medical services revenue consists of capitation revenue under contracts with various payors. Under the typical capitation arrangement, we are entitled to PMPM fees to provide a defined range of healthcare services for MA health plan members through our contracted physician partners and affiliated PCPs. Such fees are typically based on a defined percentage of corresponding premium that payors receive from CMS. We recognize capitation revenue over the period eligible members are entitled to receive healthcare services.

Medical services revenue constitutes substantially all of our total revenue, accounting for approximately 100% of our total revenues for the three months ended March 31, 2021 and 2020.

Operating Expenses

Medical Services Expense

In each of our geographies, a network of physicians, hospitals and other healthcare providers provide care to our members. Medical services expense represents costs incurred for medical services provided to our members. Our medical services expense trends primarily relate to changes in per visit costs incurred by our members, along with changes in health system and provider utilization of services. Medical services expenses are recognized in the period in which services are provided and include estimates of our obligations for medical services that have been rendered by third parties, but for which claims have either not yet been received, processed or paid.

Other Medical Expenses

Other medical expenses include: (i) partner physician incentive expense and (ii) other provider costs. Partner physician incentive expense represents incentive obligations to our physician partners corresponding to a portion of the surplus generated in our geographies, which is a function of medical services revenues less the sum of medical services expenses, other provider costs and market operating costs, for the respective geography. Physician payment amounts payable are reconciled quarterly, and settlement payments are typically issued to providers on an annual basis in arrears, with interim payments issued periodically. Other provider costs include payments for additional incentives that support physician-patient engagement, certain other medical costs, and other care management expenses that help to create medical cost efficiency. Other provider costs include costs incurred for payments for geographies that are in implementation and are not yet generating revenue.

General and Administrative

General and administrative expenses consist of market-based support personnel and other operating costs to support our geographies, personnel and other operating costs to support our enterprise functions, and investments to support development and expansion of our physician partners. Our enterprise functions include salaries and related expenses, stock-based compensation, operational support expenses, technology infrastructure, finance, legal, as well as other costs associated with the continued growth of our platform. For the purposes of calculating physician partner incentive expense, we allocate a portion of our enterprise general and administrative expenses to our geographies.

General and administrative expenses also include severance, investments to support the development and expansion of our physician partners, management fees paid to our majority shareholder and accruals for unasserted claims.

Depreciation and Amortization

Depreciation and amortization expenses are associated with our property and equipment and acquired intangible assets. Depreciation includes expenses associated with buildings, computer and network equipment, furniture and fixtures, and leasehold improvements. Amortization primarily includes expenses associated with acquired intangible assets.

Other Income (Expense)

Other Income (Expense), Net

Other income (expense), net includes the following items:

•	Interest income, which consists primarily of interest earned on our cash and cash equivalents and restricted cash and cash equivalents; and
•	Equity income (loss) from unconsolidated joint ventures.

Interest Expense

Interest expense consists primarily of interest expense associated with our outstanding debt, including amortization of debt discounts and costs.

Income Tax Benefit (Expense)

We are subject to corporate U.S. federal, state and local income taxation. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.

Total Discontinued Operations

Total discontinued operations consist of the results of our California operations, which includes the entirety of our Medicaid line of business. For certain of our California divestiture transactions, we will continue to be responsible for any liabilities arising from the business that were incurred prior to the closing date of such transaction, including any fines, penalties and other sanctions relating to the California Department of Managed Health Care (“DMHC”) matter, the payment of claims for medical services incurred prior to the effective date of each transaction, a liability for unrecognized tax benefits for which we are indemnified and other contingent liabilities that we currently believe are remote. For additional discussion, see Note 11 to the Condensed Consolidated Financial Statements.

Results of Operations

The following table summarizes key components of our results of operations (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues:
Medical services revenue	$412,412	$289,814
Other operating revenue	692	1,234
Total revenues	413,104	291,048
Expenses:
Medical services expense	360,354	247,653
Other medical expenses	23,661	18,426
General and administrative	37,777	27,605
Depreciation and amortization	3,427	3,198
Total expenses	425,219	296,882
Income (loss) from operations	(12,115)	(5,834)
Other income (expense):
Other income (expense), net	1,336	122
Interest expense	(2,941)	(2,149)
Income (loss) before income taxes	(13,720)	(7,861)
Income tax benefit (expense)	(16)	—
Income from continuing operations	(13,736)	(7,861)
Discontinued operations:
Income (loss) from discontinued operations	(1,351)	(8,089)
Income tax benefit (expense)	(64)	(149)
Total discontinued operations	(1,415)	(8,238)
Net income (loss)	(15,151)	(16,099)
Noncontrolling interests’ share in earnings (loss)	73	—
Net income (loss) attributable to common shares	$(15,078)	$(16,099)

The following table summarizes our results of operations as a percentage of total revenues:

	Three Months Ended March 31,
	2021	2020
Revenues:
Medical services revenue	100	100
Other operating revenue	—	—
Total revenues	100	100
Expenses:
Medical services expense	87	85
Other medical expenses	6	6
General and administrative	9	9
Depreciation and amortization	1	1
Total expenses	103	102
Income (loss) from operations	(3)	(2)
Other income (expense):
Other income (expense), net	—	—
Interest expense	(1)	(1)
Income (loss) before income taxes	(3)	(3)
Income tax benefit (expense)	—	—
Income from continuing operations	(3)	(3)
Discontinued operations:
Income (loss) from discontinued operations	—	(3)
Income tax benefit (expense)	—	—
Total discontinued operations	—	(3)
Net income (loss)	(4)	(6)
Noncontrolling interests’ share in earnings (loss)	—	—
Net income (loss) attributable to common shares	(4)	(6)

Comparison of the Three months Ended March 31, 2021 to the Three months Ended March 31, 2020

Medical Services Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	$	%
Medical services revenue	$412,412	$289,814	$122,598	42%
% of total revenues	100%	100%

Medical services revenue increased by 42%, due primarily to average membership growth of 35%, which was attributable to three new geographies that began to generate revenue in 2021 and growth in our existing geographies. The increase in medical services revenue was also driven, to a lesser extent, by a 5% increase in PMPM capitation rates.

Medical Services Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	$	%
Medical services expense	$360,354	$247,653	$112,701	46%
% of total revenues	87%	85%

Medical services expense increased by 46% due primarily to average membership growth of 35%, which was attributable to three new geographies that became operational in 2021 and growth in our existing geographies. The increase in medical services expense was also driven, to a lesser extent, by an 8% increase in average medical services expense per member.

Other Medical Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	$	%
Other medical expenses	$23,661	$18,426	$5,235	28%
% of total revenues	6%	6%

Other medical expenses increased by $5.2 million, or 28%, for the three months ended March 31, 2021 compared to 2020. Partner physician incentive expense remained relatively flat at $11.0 million in 2021 compared to $11.6 million in 2020. Other provider costs increased by $5.8 million to $12.6 million in 2021 compared to $6.8 million in 2020, resulting from the increase in the number of geographies and members on our platform. Other provider costs for the three months ended March 31, 2021 include $1.7 million of costs related to geographies that will become operational in January 2022, while other provider costs for the three months ended March 31, 2020 include $1.0 million of costs related to geographies that became operational in 2021.

General and Administrative

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	$	%
General and administrative	$37,777	$27,605	$10,172	37%
% of total revenues	9%	9%

General and administrative expenses increased $10.2 million, or 37%, for the three months ended March 31, 2021 compared to 2020. Operating costs to support our live geographies and enterprise functions increased by $4.9 million to $28.4 million in 2021 compared to $23.5 million in 2020 due primarily to growth in operating costs incurred to support geographies that became operational in 2021. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased from 8% to 7% during the three months ended March 31, 2020 and 2021, respectively. Investments to support geography entry increased to $3.2 million in 2021, compared to $0.7 million in 2020 due to increased costs associated with our geographies that become operational in the following calendar year. In aggregate, costs incurred for severance, stock-based compensation, fees paid to our majority shareholder, and accruals for unasserted claims and contingent liabilities increased to $6.2 million in 2021, compared to $3.4 million in 2020.

In April 2021, in connection with our initial public offering, we issued 11.7 million shares of our common stock under partner physician group equity agreements and recognized stock compensation expense of $268.5 million in April 2021.

Total Discontinued Operations

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	$	%
Total discontinued operations	$(1,415)	$(8,238)	$6,823	(83)%
% of total revenues	0%	(3)%

Total discontinued operations for the three months ended March 31, 2021 generated losses of $1.4 million compared to losses of $8.2 million in 2020. As we completed the dispositions of our Southern California, Fresno and remaining California operations in August 2020, October 2020, and February 2021, respectively, medical margin and general and administrative expenses related to discontinued operations declined during 2021. For additional discussion related to discontinued operations, see Note 11 to our Consolidated Financial Statements.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with GAAP, we present network contribution and Adjusted EBITDA, which are non-GAAP financial measures.

We define network contribution as medical services revenue less the sum of: (i) medical services expense and (ii) other medical expenses excluding costs incurred in implementing geographies. Other medical expenses consist of physician incentive expense related to surplus sharing and other direct medical expenses incurred to improve care for our members. We believe this metric provides insight into the economics of our Total Care Model as it includes all medical services expense associated with our members’ care as well as partner incentive and additional medical costs we incur as part of our aligned partnership model. Other medical expenses are largely variable and proportionate to the level of surplus in each respective geography.

We define Adjusted EBITDA as net income (loss) adjusted to exclude: (i) income (loss) from discontinued operations, net of income taxes, (ii) interest expense, (iii) income tax expense (benefit), (iv) depreciation and amortization expense, (v) geography entry costs, (vi) share-based compensation expense, (vii) severance and related costs and (viii) certain other items that are not considered by us in the evaluation of ongoing operating performance.

Income (loss) from operations is the most directly comparable GAAP measure to network contribution. Net income (loss) is the most directly comparable GAAP measure to Adjusted EBITDA.

We believe network contribution and Adjusted EBITDA help identify underlying trends in our business and facilitate evaluation of period-to-period operating performance of our live geographies by eliminating items that are variable in nature and not considered by us in the evaluation of ongoing operating performance, allowing comparison of our recurring core business operating results over multiple periods. We also believe network contribution and Adjusted EBITDA provide useful information about our operating results, enhance the overall understanding of our past performance and future prospects, and allow for greater transparency with respect to key metrics we use for financial and operational decision-making. We believe network contribution and Adjusted EBITDA or similarly titled non-GAAP measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance. Other companies may calculate network contribution and Adjusted EBITDA or similarly-titled non-GAAP measures differently from the way we calculate these metrics. As a result, our presentation of network contribution and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, limiting their usefulness as comparative measures.

Adjusted EBITDA is not considered a measure of financial performance under GAAP, and the items excluded therefrom are significant components in understanding and assessing our financial performance. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as an alternative to such GAAP measures as net income (loss), cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our consolidated financial statements as an indicator of financial performance or liquidity. Some of these limitations are:

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
•	Adjusted EBITDA does not reflect interest expense, or the requirements necessary to service interest or principal payments on debt;
•	Adjusted EBITDA does not reflect income tax expense (benefit) or the cash requirements to pay taxes;
•	Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
•

Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•

The expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from similarly titled non-GAAP financial measures.

The following table sets forth a reconciliation of income (loss) from operations to network contribution using data derived from our consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Income (loss) from operations	$(12,115)	$(5,834)
Other operating revenue	(692)	(1,234)
Other medical expenses	23,661	18,426
Other medical expenses—live geographies(1)	(21,916)	(17,421)
General and administrative	37,777	27,605
Depreciation and amortization	3,427	3,198
Network contribution	$30,142	$24,740

(1)

Represents physician incentive expense related to surplus sharing and other direct medical expenses incurred to improve care for our members in our live geographies. Excludes costs in geographies for which we are contracted to go live in January of the following period. For the three months ended March 31, 2021 and 2020, costs incurred in implementing geographies were $1.8 million and $1.0 million, respectively.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA using data derived from our consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(15,151)	$(16,099)
(Income) loss from discontinued operations, net of income taxes	1,415	8,238
Interest expense	2,941	2,149
Income tax expense (benefit)	16	0
Depreciation and amortization	3,427	3,198
Geography entry costs(1)	4,967	1,658
Severance and related costs	454	2
Management fees(2)	375	330
Stock-based compensation expense	1,472	1,021
Other(3)	3,846	2,080
Adjusted EBITDA	$3,762	$2,577

(1)

Represents direct geography entry costs, including investments to develop and expand our platform, physician incentive expense, employee-related expenses and marketing. For the three months ended March 31, 2021 and 2020, (i) $1.8 million and $1.0 million, respectively, are included in other medical expenses, and (ii) $3.2 million and $0.7 million, respectively, are included in general and administrative expenses.

(2)

Represents management fees and other expenses paid to Clayton Dubilier & Rice, LLC (“CD&R”). In connection with our initial public offering, we terminated our consulting agreement with CD&R, effective April 16, 2021. We were not charged a fee in connection with the termination of this agreement.

(3)	Includes changes in non-cash accruals for unasserted claims and contingent liabilities.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from our capitation arrangements with payors, issuances of equity securities and borrowings under the 2021 Credit Facilities. We generate cash primarily from our contracts with payors, and we generally invest any excess cash in money market accounts, which are classified as cash and cash equivalents. As of March 31, 2021, we had cash and cash equivalents of $105.3 million.

On April 19, 2021, we completed the initial public offering of 53,590,000 shares of common stock at the public offering price of $23.00. The net proceeds of the offering were approximately $1.2 billion, after underwriting fees and other offering expenses. See Use of Proceeds section in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (b) of this report for additional discussion.

We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to continue to make in expanding our business and additional general and administrative costs we expect to incur related to our operation as a public company. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

Our primary uses of cash include payments for medical claims and other medical expenses, administrative expenses, costs associated with the development of new geographies and expansion of existing geographies, debt service and capital expenditures. Final reconciliation and receipt of amounts due from payors are typically settled in arrears, following completion of the contractual program year.

Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet the cash flow needs of our business operations and attainment of a competitive return.

Based on our planned operations, we believe that our existing cash and cash equivalents, the net proceeds from our initial public offering in April 2021, as well as available borrowing capacity under the 2021 Credit Facilities, will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

We may require additional financing to fund working capital and pay our obligations. We may seek to raise any necessary additional capital through a combination of public or private equity offerings and/or debt financings. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us, if at all. If adequate funds are not available on acceptable terms when needed, we may be required to significantly reduce operating expenses, which may have a material adverse effect on our business, financial condition, cash flows and results of operations. If we do raise additional capital through public or private equity, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Our ability to pay dividends to holders of our common stock is significantly limited as a practical matter by our growth plans as well as the 2021 Credit Facilities insofar as we may seek to pay dividends out of funds made available to us by agilon health management, inc. (“agilon management”) or its subsidiaries, because the 2021 Credit Facilities restrict agilon management’s ability to pay dividends or make loans to us. The borrower on the Credit Facilities is agilon management a wholly-owned subsidiary. The 2021 Credit Facilities are guaranteed by certain of our subsidiaries, including those identified as VIEs, and contain customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows. The following table sets forth changes in cash flows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Net cash provided by (used in) operating activities	$(40,828)	$(26,127)	$(14,701)
Net cash provided by (used in) investing activities	(9,074)	319	(9,393)
Net cash provided by (used in) financing activities	30,298	27,368	2,930

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities was $40.8 million for the three months ended March 31, 2021 compared to $26.1 million for the three months ended March 31, 2020. The increase in net cash used in operating activities was primarily a result of: (i) the transition of claims payment services back to the health plan for one of our capitation contracts effective January 1, 2021, (ii) higher physician incentive payments, and (iii) an increase in general and administrative expenses, partially offset by higher medical margin and lower cash used in our California operations.

Our cash flow from operations is dependent upon the number of members on our platform, the timing of settlements with payors and the level of operating and general and administrative expenses necessary to operate and grow our business, among other factors.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities was $9.1 million for the three months ended March 31, 2021 compared to net cash provided by investing activities of $0.3 million for the three months ended March 31, 2020. The increase in net cash used in investing activities was primarily a result of a $4.0 million increase in funds used for the acquisition of intangible assets and $3.7 million of cash sold in the disposition of our remaining California operations in 2021.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $30.3 million for the three months ended March 31, 2021 compared to $27.4 million for the three months ended March 31, 2020. During 2021, we refinanced our existing debt with a $100.0 million term loan, receiving net proceeds of $30.1 million. During 2020, we raised net proceeds of $28.1 million from private sales of our common stock.

Debt Obligations

On February 18, 2021, we executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021, the “2021 Credit Facilities”). The 2021 Credit Facilities include: (i) a $100.0 million senior secured term loan (the “2021 Secured Term Loan Facility”) and (ii) a $100.0 million senior secured revolving credit facility (the “2021 Secured Revolving Facility”) with a capacity to issue standby letters of credit in certain circumstances up to a maximum of $80.0 million. Subject to specified conditions and receipt of commitments, the 2021 Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $50.0 million plus (ii) an additional amount determined in accordance with a formula tied to repayment of certain of our indebtedness. Subsequent to our initial public offering, the maturity date of the 2021 Secured Credit Facilities has been extended to February 18, 2026.

The proceeds from the 2021 Secured Term Loan Facility were used to refinance our outstanding indebtedness under the prior term loan and unsecured debt, with the remaining $30.1 million used for working capital and other general corporate purposes.

At our option, borrowings under the 2021 Secured Credit Facilities, as defined in the credit agreement, can be either: (i) LIBO Rate Loans or (ii) Base Rate Loans. LIBO Rate Loans bear interest at a rate equal to the sum of 4.00% (stepping down to 3.50% on and following October 1, 2023) and the higher of (a) LIBO, as defined in the credit agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 3.00% (stepping down to 2.50% on and following October 1, 2023) and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month LIBO rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, we pay a commitment fee on the unfunded 2021 Revolving Credit Facility amount of 0.50% (stepping down to 0.375% on and following October 1, 2023). We must also pay customary letter of credit fees.

The 2021 Secured Credit Facilities contain customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios.

On April 19, 2021, we completed our initial public offering. As the gross proceeds from the offering exceeded $1.0 billion, the 2021 Secured Term Loan Facility required, among other things, a mandatory prepayment and reduction. In April 2021, we repaid $50.0 million of the 2021 Secured Term Loan Facility.

For additional discussion on our debt obligations, see Notes 7 and 14 to the Condensed Consolidated Financial Statements for additional information about our outstanding debt.

Equity

As of March 31, 2021, we had 325.7 million shares of common stock outstanding; stockholders’ equity and contingently redeemable equity totaled $11.3 million. See Note 9 to the Condensed Consolidated Financial Statements for additional information about our equity transactions.

On April 19, 2021, we completed the initial public offering of 53,590,000 shares of common stock at the public offering price of $23.00. The net proceeds of the offering were approximately $1.2 billion, after underwriting fees and other offering expenses.

Contractual Obligations

Our capital commitments to physician partners to support physician partner expansion and related purposes increased by $25.1 million, to $43.8 million at March 31, 2021 when compared to December 31, 2020. There have been no other material changes, outside of the ordinary course of business and indebtedness, to our commitments during the three months ended March 31, 2021.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2021.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our historical experience, known trends and events and various other assumptions that we believe are reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in the Prospectus in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies” and Note 2 to the Condensed Consolidated Financial Statements. There have been no significant changes to our critical accounting policies during 2021 other than as disclosed in Note 2 to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

For the impact of new accounting standards, see Note 2 to the Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We do not use derivative financial instruments in the normal course of business or for speculative or trading purposes.

Our exposures to market risk for changes in interest expense relate primarily to the 2021 Credit Facilities. Indebtedness under the 2021 Credit Facilities is floating rate debt and is carried at amortized cost. Therefore, fluctuations in interest rates will impact our consolidated financial statements. A rising interest rate environment will increase the amount of interest paid on this debt. A hypothetical 100 basis point change in interest rates would impact our interest expense by less than $1.0 million for the three months ended March 31, 2021.

We held cash, cash equivalents and restricted cash equivalents of $119.5 million as of March 31, 2021, consisting of bank deposits, certificates of deposits, and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash, cash equivalents and restricted cash equivalents.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See the “Legal Proceedings” section of Note 8 to the Condensed Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

Item 1A.  Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in the Prospectus. There have been no material changes to the risk factors disclosed in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Unregistered Sales of Equity Securities

From January 1, 2021 through March 31, 2021, we issued 99,900 shares of our common stock for $165,200 in total consideration in connection with the exercises of stock options previously granted to our directors, officers, and employees under our prior stock incentive plan.

The foregoing transaction(s) did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Exchange Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act, because the issuance of securities to the recipient did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuances of these securities were made without any general solicitation or advertising.

(b)

Use of Proceeds

On April 19, 2021, we completed the initial public offering of our common stock pursuant to a Registration Statement (File No. 333-254435) that was declared effective on April 14, 2021. We sold 53,590,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase 6,990,000 additional shares of common stock at the price of $23.00 per share. The offering commenced on April 14, 2021 and did not terminate before all of the securities registered in the registration statement were sold. The representative of the several underwriters of the offering was J.P. Morgan Securities LLC.

In aggregate, the shares issued in the offering generated approximately $1.2 billion in net proceeds, which amount is net of approximately $53.6 million in underwriters’ discounts and commissions and offering costs of approximately $8.6 million.

We utilized a portion of the net proceeds to make available financing for our physician partner groups in connection with taxes payable on shares distributed to them upon completion of the initial public offering under the partner physician group equity agreements, in an aggregate amount of $59.6 million.

We utilized a portion of the net proceeds to repay $50.0 million of the 2021 Secured Term Loan Facility. Other than as described herein, there has been no material change in the use of proceeds described in the Prospectus.

(c)

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of agilon health (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed April 19, 2021).

3.2	Amended and Restated By-laws of agilon health (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed April 19, 2021).

10.1

Credit Agreement, dated as of February 18, 2021, by and among agilon management, Agilon Health Intermediate Holdings, Inc., the Lenders party thereto, the Issuers party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and JPMorgan Chase Bank, N.A., Bank of America, N.A., Wells Fargo Securities, LLC. Deutsche Bank Securities Inc. and Nomura Securities International, Inc., as joint lead arrangers and joint bookrunners (as amended by the First Amendment to Credit Agreement dated as of March 1, 2021) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (Registration No. 333-254435) filed March 18, 2021).

10.2

First Amendment to Credit Agreement, dated as of March 1, 2021, by and between agilon management, inc., and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1.1 to the Registration Statement on Form S-1 (Registration No. 333-254435) filed March 18, 2021).

10.3

Employment Agreement, dated as of January 11, 2021, by and between Timothy Bensley and agilon management (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 333-254435) filed March 18, 2021). †

31.1	Certification by Steven J. Sell, agilon’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Timothy Bensley, agilon’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Steven J. Sell, agilon’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Timothy Bensley, agilon’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 26, 2021	agilon health, inc.

(Registrant)

/s/ TIMOTHY S. BENSLEY
Timothy S. Bensley
Chief Financial Officer
(Principal Financial Officer)