Form 10-Q
period 2021-06-30
agilon health, inc.
filed 2021-08-04
CIK 1831097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At July 31, 2021, there were 390,882,560 shares of the registrant’s $0.01 par value common stock outstanding.

agilon health, inc.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020	4

	Condensed Consolidated Statements of Contingently Redeemable Common Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2021 and 2020	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020	7

	Notes to the Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	38

Signatures		39

agilon health, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,109,372	$106,795
Restricted cash and equivalents	16,343	28,383
Receivables, net	338,359	144,555
Prepaid expenses and other current assets, net	15,740	9,639
Current assets held for sale and discontinued operations, net	—	4,825
Total current assets	1,479,814	294,197
Property and equipment, net	4,589	6,456
Intangible assets, net	58,663	60,468
Goodwill	41,540	41,540
Other assets, net	117,128	43,700
Total assets	$1,701,734	$446,361
LIABILITIES, CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Medical claims and related payables	$300,981	$162,868
Accounts payable and accrued expenses	107,599	97,244
Current portion of long-term debt	3,750	3,041
Current liabilities held for sale and discontinued operations	—	3,682
Total current liabilities	412,330	266,835
Long-term debt, net of current portion	45,862	64,665
Other liabilities	93,264	90,091
Total liabilities	551,456	421,591

Commitments and contingencies

Contingently redeemable common stock, $0.01 par value: 76,201 shares issued and outstanding at December 31, 2020	—	309,500

Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 390,883 and 249,374 shares issued and outstanding, respectively	3,909	2,494
Additional paid-in capital	2,011,651	263,966
Accumulated deficit	(865,113)	(551,190)
Total agilon health, inc. stockholders' equity (deficit)	1,150,447	(284,730)
Noncontrolling interests	(169)	—
Total stockholders’ equity (deficit)	1,150,278	(284,730)
Total liabilities, contingently redeemable common stock and stockholders’ equity (deficit)	$1,701,734	$446,361

The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as agilon health, inc., together with its consolidated subsidiaries and variable interest entities (the “Company”), is the primary beneficiary of these VIEs. The condensed consolidated balance sheets include total assets that can only be used to settle obligations of the Company or the Company’s consolidated VIEs totaling $455.9 million and $287.9 million as of June 30, 2021 and December 31, 2020, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $330.6 million and $174.0 million as of June 30, 2021 and December 31, 2020, respectively. See Note 13 for additional details.

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Medical services revenue	$497,678	$292,495	$910,090	$582,309
Other operating revenue	1,278	1,099	1,970	2,333
Total revenues	498,956	293,594	912,060	584,642
Expenses:
Medical services expense	442,483	220,363	802,837	468,016
Other medical expenses	33,694	34,761	57,355	53,187
General and administrative	43,013	34,248	79,318	60,832
Stock-based compensation expense	274,548	2,155	276,020	3,176
Depreciation and amortization	3,581	3,319	7,008	6,517
Total expenses	797,319	294,846	1,222,538	591,728
Income (loss) from operations	(298,363)	(1,252)	(310,478)	(7,086)
Other income (expense):
Other income (expense), net	2,967	(74)	4,303	48
Interest expense	(1,498)	(2,080)	(4,439)	(4,229)
Income (loss) before income taxes	(296,894)	(3,406)	(310,614)	(11,267)
Income tax benefit (expense)	(435)	(39)	(451)	(39)
Income (loss) from continuing operations	(297,329)	(3,445)	(311,065)	(11,306)
Discontinued operations:
Income (loss) before income taxes	(1,547)	(4,340)	(2,898)	(12,429)
Income tax benefit (expense)	(65)	(126)	(129)	(275)
Total discontinued operations	(1,612)	(4,466)	(3,027)	(12,704)
Net income (loss)	(298,941)	(7,911)	(314,092)	(24,010)
Noncontrolling interests’ share in (earnings) loss	96	—	169	—
Net income (loss) attributable to common shares	$(298,845)	$(7,911)	$(313,923)	$(24,010)

Net income (loss) per common share, basic and diluted
Continuing operations	$(0.79)	$(0.01)	$(0.88)	$(0.03)
Discontinued operations	$—	$(0.01)	$(0.01)	$(0.04)
Weighted average shares outstanding, basic and diluted	377,445	323,702	351,695	321,827

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

For the three months ended June 30, 2021:

	Contingently Redeemable Common Stock		Total Stockholders’ Equity
			Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)
April 1, 2021	76,201	$309,500	249,474	$2,494	$265,603	$(566,268)	$(73)	$(298,244)
Net income (loss)	—	—	—	—	—	(298,845)	(96)	(298,941)
Reclassification of contingently redeemable common stock in connection with initial public offering ("IPO")	(76,201)	(309,500)	76,201	762	308,738	—	—	309,500
Issuance of common stock in connection with IPO, net of offering costs	—	—	53,590	536	1,162,493	—	—	1,163,029
Issuance of common stock under partner physician group equity agreements upon IPO	—	—	11,672	117	268,350	—	—	268,467
Exercise of stock options and other, net	—	—	(54)	—	386	—	—	386
Stock-based compensation expense	—	—	—	—	6,081	—	—	6,081
June 30, 2021	—	$—	390,883	$3,909	$2,011,651	$(865,113)	$(169)	$1,150,278

For the six months ended June 30, 2021:

	Contingently Redeemable Common Stock		Total Stockholders’ Equity
			Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)
January 1, 2021	76,201	$309,500	249,374	$2,494	$263,966	$(551,190)	$—	$(284,730)
Net income (loss)	—	—	—	—	—	(313,923)	(169)	(314,092)
Reclassification of contingently redeemable common stock in connection with IPO	(76,201)	(309,500)	76,201	762	308,738	—	—	309,500
Issuance of common stock in connection with IPO, net of offering costs	—	—	53,590	536	1,162,493	—	—	1,163,029
Issuance of common stock under partner physician group equity agreements upon IPO	—	—	11,672	117	268,350	—	—	268,467
Exercise of stock options and other, net	—	—	46	—	551	—	—	551
Stock-based compensation expense	—	—	—	—	7,553	—	—	7,553
June 30, 2021	—	$—	390,883	$3,909	$2,011,651	$(865,113)	$(169)	$1,150,278

agilon health, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

For the three months ended June 30, 2020:

	Contingently Redeemable Common Stock		Total Stockholders’ Equity
			Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
April 1, 2020	76,201	$309,500	246,924	$2,469	$257,254	$(507,237)	$(247,514)
Net income (loss)	—	—	—	—	—	(7,911)	(7,911)
Issuance of common stock, net	—	—	1,023	10	4,591	—	4,601
Exercise of stock options and other, net	—	—	335	3	310	—	313
Stock-based compensation expense	—	—	—	—	2,231	—	2,231
June 30, 2020	76,201	$309,500	248,282	$2,482	$264,386	$(515,148)	$(248,280)

For the six months ended June 30, 2020:

	Contingently Redeemable Common Stock		Total Stockholders’ Equity
			Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
January 1, 2020	69,860	$281,000	246,743	$2,467	$256,643	$(491,138)	$(232,028)
Net income (loss)	—	—	—	—	—	(24,010)	(24,010)
Issuance of contingently redeemable common stock	6,341	28,500	—	—	(460)	—	(460)
Issuance of common stock, net	—	—	1,023	10	4,591	—	4,601
Exercise of stock options and other, net	—	—	516	5	310	—	315
Stock-based compensation expense	—	—	—	—	3,302	—	3,302
June 30, 2020	76,201	$309,500	248,282	$2,482	$264,386	$(515,148)	$(248,280)

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(314,092)	$(24,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,095	6,845
Stock-based compensation expense	276,020	3,302
Loss on debt extinguishment	1,590	—
Loss (income) from equity method investments	(2,532)	(380)
Other noncash items	2,011	520
Changes in operating assets and liabilities	(50,211)	(21,775)
Net cash provided by (used in) operating activities	(80,119)	(35,498)
Cash flows from investing activities:
Purchase of property and equipment, net	(646)	(941)
Purchase of intangible assets	(4,018)	(306)
Investment in loans receivable and other	(70,307)	(2,166)
Proceeds from repayment of loans receivable	1,277	1,062
Proceeds from sale of business and property, net of cash divested	(2,644)	—
Net cash provided by (used in) investing activities	(76,338)	(2,351)
Cash flows from financing activities:
Proceeds from initial public offering	1,170,942	—
Proceeds from other equity issuances, net	—	32,727
Proceeds from exercise of stock options	551	315
Proceeds from the issuance of long-term debt	100,000	—
Equity and debt issuance costs and other	(9,768)	—
Repayments of long-term borrowings and other	(118,648)	(1,520)
Net cash provided by (used in) financing activities	1,143,077	31,522
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	986,620	(6,327)
Cash, cash equivalents and restricted cash and equivalents from continuing operations, beginning of period	135,178	139,152
Cash, cash equivalents and restricted cash and equivalents from discontinued operations, beginning of period	3,917	6,460
Cash, cash equivalents and restricted cash and equivalents, beginning of period	139,095	145,612
Cash, cash equivalents and restricted cash and equivalents from continuing operations, end of period	1,125,715	134,552
Cash, cash equivalents and restricted cash and equivalents from discontinued operations, end of period	—	4,733
Cash, cash equivalents and restricted cash and equivalents, end of period	$1,125,715	$139,285

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  Business

Description of Business

agilon health, inc., through its partnerships and platform, provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. As of June 30, 2021, the Company, through its contracted physician networks, provided care to approximately 181,700 Medicare Advantage members enrolled with private health plans.

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
•
On April 1, 2021, the Company launched five Direct Contracting Entities (“DCE”) that, in collaboration with seven of its physician group partners, are participating in the Center for Medicare & Medicaid Innovation’s Direct Contracting Model.

See Note 13 for additional discussions related to the Company’s involvement with VIEs.

The Company is ultimately controlled by an investment fund associated with Clayton Dubilier & Rice, LLC (“CD&R”), a private equity firm headquartered in New York, New York. All funds affiliated with CD&R are considered related parties.

Initial Public Offering

On April 19, 2021, the Company completed its initial public offering ("IPO") in which it issued and sold an aggregate 53,590,000 shares of common stock at $23.00 per share. The Company received net proceeds of approximately $1.2 billion after deducting underwriting discounts and commissions and before deducting offering costs of $7.9 million.

Upon the completion of the IPO, the Company issued 11.7 million shares of common stock under partner physician group equity agreements and recognized stock-based compensation expense of $268.5 million in April 2021. Additionally, as of June 30, 2021, the Company provided $67.8 million in financing to physician partner groups in connection with taxes payable on shares distributed to them upon completion of the IPO. Such amounts are included in other assets, net in the condensed consolidated balance sheets. See Note 4.

The Company also recognized $2.6 million of expense related to stock options that vested upon the completion of the IPO and $3.7 million of expense related to a severance payment to its former chief executive officer contingent upon the completion of the IPO.

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

The condensed consolidated financial statements include the accounts of agilon health, inc., its wholly-owned subsidiaries, and both joint ventures and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments unless otherwise indicated), which the Company considers necessary to present fairly its financial position, results of operations and cash flows, have been included. Operating results for the three and six months ended June 30, 2021, including the impact of COVID-19, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s prospectus (File No. 333-254435) dated April 14, 2021 filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Exchange Act of 1934, as amended, on April 16, 2021 (the “Prospectus”).

Use of Estimates

Management is required to make estimates and assumptions in the preparation of financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates can include, among other things, those used to determine revenues and related receivables from risk adjustments, medical services expense and related payables (including the reserve for incurred but not reported (“IBNR”) claims), and the valuation and related recognition of impairments of long-lived assets, including goodwill. Management’s estimates for revenue recognition, medical services expense and other estimates, judgments, and assumptions, may be materially and adversely different from actual results as a result of the COVID-19 pandemic, among other things. See Note 9 for additional discussion on the impact of the COVID-19 pandemic. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

Goodwill and Amortizable Intangible Assets

As of both June 30, 2021 and December 31, 2020, goodwill of $39.0 million was allocated to the Company’s Hawaii reporting unit, which had a negative carrying value.

As of June 30, 2021 and December 31, 2020, the Company’s gross carrying amount of amortizable intangible assets was $105.8 million and $101.9 million, with accumulated amortization of $47.2 million and $41.4 million, respectively. For the three months ended June 30, 2021 and 2020, the Company recognized $3.0 million and $2.8 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the condensed consolidated statement of operations. For the six months ended June 30, 2021 and 2020, the Company recognized $5.8 million and $5.5 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Property and Equipment

As of June 30, 2021 and December 31, 2020, the Company’s gross carrying amount of property and equipment was $12.6 million and $13.7 million, with accumulated depreciation of $8.0 million and $7.3 million, respectively. For the three months ended June 30, 2021 and 2020, the Company recognized $0.6 million and $0.5 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the condensed consolidated statement of operations. For the six months ended June 30, 2021 and 2020, the Company recognized $1.2 million and $1.0 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the condensed consolidated statement of operations. In June 2021, the Company completed the sale of a building and related land for $1.1 million.

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

The Company’s income taxes from continuing operations for the three and six months ended June 30, 2021 and 2020 were not material. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of changes in the valuation allowance.

Recent Accounting Pronouncements

Adopted

Credit Losses. In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments held at amortized cost. The amendments in ASU 2016-13 eliminate the “probable” initial threshold for recognition of credit losses in current accounting guidance and, instead, reflect an entity’s current estimate of all expected credit losses over the life of the financial instrument. When credit losses were measured under prior accounting guidance, an entity generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. A reporting entity is required to apply the amendments in ASU 2016-13 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Upon adoption of ASU 2016-13, the Company is required to reassess its financial assets measured at amortized costs and off-balance sheet credit exposures, including loan commitments. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). ASU 2019-10 amended the effective date for ASU 2016-13. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019 for public companies, unless they qualify for an “emerging growth company.” The Company qualified as an emerging growth company prior to the completion of its IPO and elected to use the extended transition period for complying with this accounting standard through fiscal years beginning after December 15, 2022. However, as the Company ceased to be an emerging growth company as of January 1, 2021, the Company adopted ASU 2016-13 effective January 1, 2021. The adoption of ASU 2016-13 did not have an impact on the Company’s condensed consolidated financial statements.

NOTE 3.  Revenue, Receivables, and Concentration of Credit Risk

Medical Services Revenue

Medical services revenue consists of capitation fees under contracts with various Medicare Advantage payors (“payors”). Under the typical capitation arrangement, the Company is entitled to monthly per-member, per-month (“PMPM”) fees to provide a defined range of healthcare services for Medicare Advantage health plan members (“members”) attributed to the Company’s contracted primary care physicians. PMPM fees are determined as a percentage of the premium payors receive from the Centers for Medicare & Medicaid Services (“CMS”) for these members. The Company generally accepts full financial risk for members attributed to its contracted primary care physicians and, therefore, is responsible for the cost of all healthcare services required by those members. Fees are recorded gross in revenue because the Company is acting as a principal in coordinating and controlling the range of services provided (other than clinical decisions) under its capitation contracts with payors. Capitation contracts with payors are generally multi-year arrangements and have a single performance obligation that constitutes a series, as defined by Accounting Standards Codification 606, Revenue From Contracts With Customers, to stand ready on a monthly basis to provide all aspects of necessary medical care to members for the contracted period. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term.

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

Neither the Company nor any of its affiliates is a registered insurance company because state law in the states in which it operates does not require such registration for risk bearing providers.

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

The Company contracts with various payors whereby the Company is entitled to monthly PMPM fees to provide a defined range of healthcare services for members attributed to its contracted primary care physicians. The Company generally accepts full financial risk for such members and, therefore, is responsible for the cost of all healthcare services required by them. Substantially all of the Company’s receivable balances are from a small number of payors.

Revenue from Medicare Advantage constitutes substantially all of the Company’s total revenue, accounting for nearly 100% of the Company’s total revenues for the three and six months ended June 30, 2021 and 2020.

The following table provides the Company’s revenue concentration with respect to major payors as a percentage of the Company’s total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Payor A	24%	38%	26%	38%
Payor B	19%	20%	20%	20%
Payor C	20%	12%	17%	12%
Payor D	11%	*	10%	*

* Less than 10% of total revenues.

The following table provides the Company’s concentration of credit risk with respect to major payors as a percentage of receivables, net:

	June 30, 2021	December 31, 2020
Payor A	18%	38%
Payor B	24%	27%
Payor C	13%	*
Payor D	14%	*

* Less than 10% of total receivables.

NOTE 4.  Other Assets, net

The following table summarizes the Company’s other assets (in thousands):

	June 30, 2021	December 31, 2020
Loans to physician partners	$67,828	$—
Indemnification assets	10,137	10,009
Health plan deposits	11,523	11,523
Equity method investments	11,997	8,502
Right-of-use assets	9,208	9,585
Other	6,435	4,081
	$117,128	$43,700

Loans to Physician Partners

The Company provided loans to its physician partners in connection with taxes payable on shares distributed to them in connection with the IPO. See Note 1. These loans mature between 2026 and 2030 with nominal interest compounding annually and no prepayment penalties. Such loans are stated at the amount expected to be collected.

Indemnification Assets

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

Equity Method Investments

On April 1, 2021, the Company launched five wholly-owned DCEs in collaboration with seven of its physician group partners. As of June 30, 2021, the Company had seven equity method investments that were deemed to be VIEs. The following table summarizes the Company’s equity method investments (in thousands):

	June 30, 2021	December 31, 2020
Direct contracting entities	$2,603	$—
Other	9,394	8,502
	$11,997	$8,502

For the Company’s equity method investments, it has determined that it is not the primary beneficiary of and, therefore, does not consolidate the VIEs because it does not have the ability to control activities that most significantly impact their economic performance. See Note 13.

The combined summarized operating results of the Company’s DCEs for the three and six months ended June 30, 2021 are as follows (in thousands):

Total
Medical services revenue	$163,984
Medical services expense	(152,154)
Other medical expenses(1)	(7,156)
Net income	1,840

(1)
Includes physician incentive expenses of $3.6 million.

NOTE 5.  Medical Claims and Related Payables

Medical services expense represents costs incurred for medical services provided to members by physicians, hospitals and other ancillary providers for which the Company is financially responsible and that are paid either directly by the Company or by payors with whom the Company has contracted. Medical services expenses are recognized in the period in which services are provided and include estimates of the Company’s obligations for medical services that have been rendered by third parties, but for which claims have either not yet been received, processed, or paid.

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

Each period, the Company re-examines previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period in which the claims are settled. The Company’s medical claims payable balance represents management’s best estimate of its liability for unpaid medical costs as of June 30, 2021 and December 31, 2020. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.

The following table presents the components of changes in medical claims and related payables (in thousands):

	June 30, 2021	December 31, 2020
Medical claims and related payables, beginning of the year	$164,161	$121,779
Components of incurred costs related to:
Current year	803,711	1,026,940
Prior years	(874)	(5,063)
Discontinued operations - current year	1,234	85,732
Discontinued operations - prior years	(1,862)	(1,543)
	802,209	1,106,066
Claims paid related to:
Current year	(517,368)	(870,979)
Prior years	(144,260)	(94,868)
Discontinued operations - current year	(298)	(80,754)
Discontinued operations - prior year(1)	(3,463)	(17,083)
	(665,389)	(1,063,684)
Medical claims and related payables, end of the period	$300,981	$164,161

(1)
Includes $1.5 million that was disposed in February 2021.

Beginning and ending balances of medical claims and related payables disclosed above for December 31, 2020, include $1.1 million and $1.3 million, respectively, of claims liabilities that are presented as current liabilities held for sale and discontinued operations. As of June 30, 2021 and December 31, 2020, medical claims and related payables also include $1.0 million and $4.1 million, respectively, of claims liabilities associated with certain divested California businesses for which the Company has retained the liability for claims incurred prior to the date of divestiture.

NOTE 6.  Other Liabilities

The following table summarizes the Company’s other liabilities (in thousands):

	June 30, 2021	December 31, 2020
Other long-term contingencies	$74,808	$71,693
Reserve for uncertain tax positions	10,137	10,009
Lease liabilities, long-term	5,345	5,508
Other	2,974	2,881
	$93,264	$90,091

As of June 30, 2021 and December 31, 2020, the Company had contingent liabilities of $74.8 million and $71.7 million, respectively, related to unasserted claims. While the Company intends to vigorously defend its position, the Company has established a liability for the potential exposure, including interest and penalties. Additionally, the Company estimated the range of reasonably possible losses in excess of reserves accrued on the condensed consolidated balance sheets to be $0 to $23.3 million as of June 30, 2021.

NOTE 7.  Debt

On February 18, 2021, the Company executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021, the “2021 Credit Facilities”). The 2021 Credit Facilities include: (i) a $100.0 million secured term loan (the “2021 Secured Term Loan Facility”) and (ii) a $100.0 million senior secured revolving credit facility (the “2021 Secured Revolving Facility”) with a capacity to issue standby letters of credit in certain circumstances up to a maximum of $80.0 million. Subject to specified conditions and receipt of commitments, the 2021 Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $50.0 million plus (ii) an additional amount determined in accordance with a formula tied to repayment of certain of the Company’s indebtedness. The proceeds from the 2021 Secured Term Loan Facility were used to refinance an aggregate of $68.6 million of outstanding indebtedness under the prior credit facility and unsecured debt, with the remaining $30.1 million of net proceeds used for working capital and other general corporate purposes. The maturity date of the 2021 Credit Facilities was February 18, 2024 or, following the completion of an IPO, February 18, 2026 with mandated periodic payments. In connection with the refinance of the existing debt, the Company recognized $1.1 million of additional interest expense for the write-off of the related debt issuance costs. The 2021 Secured Term Loan Facility required, among other things, a mandatory prepayment of $50.0 million if gross proceeds from the IPO exceeded $1.0 billion. On April 26, 2021, the Company repaid $50.0 million of the 2021 Secured Term Loan Facility. The maturity date of the 2021 Credit Facilities was extended to February 18, 2026, with mandatory periodic payments.

As of June 30, 2021, the Company had $50.0 million outstanding under the 2021 Secured Term Loan Facility and availability under the 2021 Secured Revolving Facility was $64.4 million as the Company had outstanding letters of credit totaling $35.6 million, of which $14.0 million was for the Company's DCE investments. The standby letters of credit are automatically extended without amendment for one-year periods, unless the Company notifies the institution in advance of the expiration date that the letter will be terminated. No amounts have been drawn on the outstanding letters of credit as of June 30, 2021.

At the Company’s option, borrowings under the 2021 Credit Facilities, as defined in the credit agreement, can be either: (i) LIBO Rate Loans or (ii) Base Rate Loans. LIBO Rate Loans bear interest at a rate equal to the sum of 4.00% (stepping down to 3.50% on and following October 1, 2023) and the higher of (a) LIBO, as defined in the credit agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 3.00% (stepping down to 2.50% on and following October 1, 2023) and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month LIBO rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, the Company pays a commitment fee on the unfunded 2021 Secured Revolving Facility amount of 0.50% (stepping down to 0.375% on and following October 1, 2023). The Company must also pay customary letter of credit fees. As of June 30, 2021, the weighted average effective interest rate on the 2021 Secured Term Loan Facility was 4.46%.

The 2021 Credit Facilities are guaranteed by certain of the Company’s subsidiaries, including those identified as VIEs, and contain customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios. Failure to meet any of these covenants could result in an event of default under the agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the agreement to be immediately due and payable. As of June 30, 2021, the Company was in compliance with all covenants under the 2021 Credit Facilities.

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

COVID-19

The Company continues to monitor and assess the estimated operating and financial impact of the COVID-19 pandemic, and as it evolves, the Company continues to process, assemble, and assess member utilization information. Throughout most of 2020, the Company’s members incurred lower healthcare costs than would have otherwise been expected, which resulted in lower medical services expenses incurred. This reduction was impacted by the temporary deferral of non-essential care amid the COVID-19 pandemic and improved medical cost management, among other factors. These costs may be incurred at future points in time, and it is possible that the deferral of healthcare services, or the impact of the Company’s members (who are seniors typically with chronic conditions) being diagnosed with COVID-19, could cause additional health problems in its existing members, which could increase costs in the future. The Company cannot accurately estimate the net ultimate impact, positive or negative, to medical services expense at this time.

Given the disruption caused by COVID-19, it is unclear whether the Company’s physicians will be able to document the health conditions of members as comprehensively as they did in historical periods. Because risk adjustment factors in the current period are based on the preceding year’s diagnosed disease conditions, the Company’s revenue in future periods may be adversely impacted.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption. The ultimate impact of these matters to the Company and its financial condition cannot be reasonably estimated at this time.

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

Compliance Requirements

In February 2018, the Company self-disclosed to the California Department of Managed Health Care (“DMHC”), the California Department of Health Care Services, and its affected payors certain noncompliant practices in the Company’s claims and utilization management. The Company submitted various reports in May, June, and August of 2018 and coordinated with the DMHC and certain of its payors to remediate noncompliant claims and utilization management practices and implement improvements through various corrective action plan (“CAPs”). On December 17, 2019, the Company completed substantial remediation of all known deficiencies identified by the DMHC’s audit findings. In February 2021, the Company completed divesting all of its California operations. On March 9, 2021, the Company received a set of investigative interrogatories from the DMHC pursuant to its investigation of conduct and matters described in the Company’s various reports. The interrogatories sought information concerning certain claims data and authorizations denied due to lack of medical necessity, including information regarding the health plans affected thereby. The Company responded timely to such interrogatories and provided requested information. Any adverse review, audit or investigation could result in, among other things: refunding of amounts the Company have been paid pursuant to its contracts; or the imposition of fines, penalties and other sanctions on the Company, or certain of its payors. While the Company does not expect the amount to be material, it is unable to predict the potential dollar value of recoupments or fines, penalties or other sanctions that may be imposed on the Company or the impacted payors related to the DMHC’s audit findings, if any. Per publicly available information, five (5) out of the nine (9) impacted payors have entered into letters of agreement with the DMHC whereby each of the payors have agreed to pay an administrative penalty related to the deficiencies. These penalties equal $122,500 in the aggregate. The DMHC has imposed an administrative penalty on at least one of the remaining impacted payors. At least one payor has formally sought indemnification from the Company in the amount of $80,000 for penalties related to the DMHC audit findings. The Company is unable to predict the potential dollar value of claims or demands that could be asserted in the future, if any. While the Company has divested all of its California operations as of February 2021, for the Southern California and Fresno divestiture transactions the Company will continue to be responsible for any liabilities arising from the business which were incurred prior to the closing date of each transaction, including any fines, penalties and other sanctions relating to the DMHC matter described above, the payment of claims for medical services incurred prior to the effective date of each transaction, a liability for unrecognized tax benefits for which the Company is indemnified and other contingent liabilities that the Company currently believes are remote.

Contractual Obligations

The Company’s capital commitments to physician partners to support physician partner expansion and related purposes increased by $23.2 million, to $41.9 million at June 30, 2021 when compared to December 31, 2020. There have been no other material changes, outside of the ordinary course of business and indebtedness (see Note 7), to the Company’s commitments during the six months ended June 30, 2021.

NOTE 9.  Common Stock

Common Stock

As of June 30, 2021, the Company’s authorized capital stock consisted of 2.0 billion shares of common stock, par value $0.01 per share.

2021. During the six months ended June 30, 2021, the Company issued approximately 46,000 shares of common stock primarily in connection with exercises and vesting of stock-based awards.

On April 14, 2021, the Company priced the IPO of its common stock at an offering price of $23.00 per share for 46,600,000 shares, pursuant to the Prospectus. On April 15, 2021, the underwriters exercised their option to purchase an additional 6,990,000 shares of common stock. On April 19, 2021, the Company’s sale of an aggregate of 53,590,000 shares of common stock was completed, see Note 1.

Upon the completion of the IPO, the Company issued 11.7 million shares of common stock under partner physician group equity agreements and recognized stock-based compensation expense of $268.5 million in April 2021, see Note 1.

2020. During the six months ended June 30, 2020, the Company issued and sold approximately 1.0 million shares of common stock to certain officers and directors at a purchase price of $4.49 per share and received aggregate proceeds of $4.6 million.

Contingently Redeemable Common Stock

2020. During 2020, the Company closed private placements to third-party investors in which it issued and sold 6.3 million shares of contingently redeemable common stock at a purchase price of $4.49 per share and received aggregate proceeds of $28.5 million.

The private placements of contingently redeemable common stock had a redemption feature that required the Company, in certain limited circumstances, to repurchase stock. Because the redemption feature was outside the control of the Company, the related capital contribution did not qualify as permanent equity and was classified as temporary equity in the mezzanine section of the condensed consolidated balance sheet. The redemption feature terminated upon the completion of an initial public offering of the Company’s common stock. The common stock classified as temporary equity was recorded at an initial carrying value equal to the gross proceeds received, which represented their fair value at the date of issuance.

The redemption feature of the Company’s contingently redeemable common stock terminated upon the completion of the IPO in April 2021. Accordingly, such common stock was reclassified from temporary equity in the mezzanine section of the condensed consolidated balance sheet to permanent equity, see Note 1.

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

The following table illustrates the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Income (loss) from continuing operations	$(297,329)	$(3,445)	$(311,065)	$(11,306)
Income (loss) from discontinued operations	(1,612)	(4,466)	(3,027)	(12,704)
Noncontrolling interests’ share in (earnings) loss	96	—	169	—
Net income (loss) attributable to common stockholders	$(298,845)	$(7,911)	$(313,923)	$(24,010)
Denominator
Weighted average shares outstanding, basic and diluted	377,445	323,702	351,695	321,827
Net income (loss) per share attributable to common stockholders
Net income (loss) per common share from continuing operations, basic and diluted	$(0.79)	$(0.01)	$(0.88)	$(0.03)
Net income (loss) per common share from discontinued operations, basic and diluted	$—	$(0.01)	$(0.01)	$(0.04)

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

	Six Months Ended June 30,
	2021	2020
Stock options - service only condition	24,542	26,620
Stock options - market and/or performance condition	16,655	18,315
Restricted stock units	881	138

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

During 2020, the Company implemented a plan to divest its California operations, which included the entirety of its Medicaid line of business, via three separate transactions with different parties. In August 2020, the Company disposed of its Southern California operations for a gross sale price of $2.5 million and recognized a gain on sale of $1.3 million. In October 2020, the Company disposed of its Fresno, California operations for a gross sales price of $26.0 million and recognized a gain on sale of approximately $19.0 million. The Company retained the working capital of both disposal groups and, therefore, such working capital accounts are not presented as assets and liabilities related to discontinued operations in the condensed consolidated balance sheets. In November 2020, the Company signed a letter of intent to sell its remaining California operations for a gross sales price of $1.0 million. The sale closed in February 2021.

The Company’s decision to exit California and the Medicaid line of business represents a strategic shift that will have a major effect on its operations and financial results. As such, the Company’s California operations are reflected in the condensed consolidated financial statements as discontinued operations.

See Note 8 for additional details on the Company's investigative interrogatories from the DMHC.

The results of discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Medical services revenue	$(534)	$51,757	$3,313	$101,941
Other operating revenue	—	56	23	111
Total revenues	(534)	51,813	3,336	102,052
Expenses:
Medical services expense	(1,266)	28,981	(628)	57,421
Other medical expenses	11	18,741	2,491	37,863
General and administrative	2,154	8,351	4,742	19,030
Depreciation and amortization	33	163	87	328
Income (loss) from operations	(1,466)	(4,423)	(3,356)	(12,590)
Other income (expense), net	(81)	154	(33)	336
Gain (loss) on sale of assets	—	—	491	—
Interest expense	—	(71)	—	(175)
Income (loss) before income taxes	(1,547)	(4,340)	(2,898)	(12,429)
Income tax benefit (expense)	(65)	(126)	(129)	(275)
Net income (loss) from discontinued operations	$(1,612)	$(4,466)	$(3,027)	$(12,704)

The following table provides significant non-cash operating items for discontinued operations that are included in the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2021	2020
Non-cash operating activities from discontinued operations:
Depreciation and amortization	$87	$328
Stock-based compensation expense	—	127

NOTE 12.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow information:
Interest paid	$2,907	$4,055
Income taxes paid	1,653	—
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	861	—
Reclassification of contingently redeemable common stock in connection with IPO	309,500	—
Issuance of common stock under partner physician group equity agreements upon IPO	268,467	—
Deferred offering costs accrued at end of period	558	—
Non-cash investment in unconsolidated subsidiaries	763	—

The following table summarizes cash, cash equivalents and restricted cash equivalents from continuing operations (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$1,109,372	$106,795
Restricted cash and equivalents(1)	16,343	28,383
Cash, cash equivalents and restricted cash equivalents	$1,125,715	$135,178

(1)
Restricted cash and equivalents primarily consist of amounts used as collateral to secure letters of credit that the Company is required to maintain pursuant to contracts with payors.

NOTE 13.  Variable Interest Entities

Consolidated Variable Interest Entities

agilon health, inc.’s consolidated assets and liabilities as of June 30, 2021 and December 31, 2020 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to agilon health, inc.

agilon health, inc.’s consolidated assets and liabilities include VIE assets and liabilities as follows (in thousands):

	June 30, 2021	December 31, 2020
Assets(1)
Cash and cash equivalents	$93,835	$93,053
Restricted cash equivalents	14,202	25,032
Receivables, net	319,178	136,636
Prepaid expenses and other current assets, net	2,106	5,986
Property and equipment, net	735	797
Intangible assets, net	8,469	8,208
Other assets, net	17,382	13,343
Assets held for sale and discontinued operations, net	—	4,825
Liabilities(1)
Medical claims and related payables	244,014	97,146
Accounts payable and accrued expenses	74,941	62,294
Other liabilities	11,635	10,926
Liabilities held for sale and discontinued operations	—	3,682

(1)
Assets and liabilities of VIEs presented above include the assets and liabilities of the Company’s Independent Practice Associations in California, which are consolidated VIEs and whose operations are reflected in the condensed consolidated financial statements as discontinued operations.

Risk-bearing Entities.  At June 30, 2021, the Company operates 17 wholly-owned risk-bearing entities (“RBEs”) for the purpose of entering into risk-bearing contracts with payors. Each RBE’s equity at risk is considered insufficient to finance its activities without additional support, and, therefore, each RBE is considered a VIE. The Company consolidates the RBEs as it has determined that it is the primary beneficiary because it has: (i) the ability to control the activities that most significantly impact the RBEs’ economic performance; and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the RBEs. Specifically, the Company has the unilateral ability and authority, through the RBE governance and management agreements, to make significant decisions about strategic and operating activities of the RBEs, including negotiating and entering into risk-bearing contracts with payors and approving the RBEs’ annual operating budgets. The Company also has the obligation to fund losses of the RBEs and the right to receive a significant percentage of any financial surplus generated by the RBEs. The assets of the RBEs primarily consist of cash and cash equivalents, receivables, net, intangible assets, net, and other assets, net; its obligations primarily consist of medical claims and related payables as well as operating expenses of the RBEs (accounts payable and accrued expenses), including incentive obligations to the Company’s physician partners. On February 18, 2021, the Company executed the 2021 Credit Facilities, which are guaranteed by certain of the Company’s VIEs. Assets generated by the RBEs (primarily from medical services revenues) may be used, in certain limited circumstances, to settle the Company’s contractual debt obligations.

Unconsolidated Variable Interest Entities

As of June 30, 2021, the Company had seven equity method investments that were deemed to be VIEs. The Company has determined that it is not the primary beneficiary of and therefore does not consolidate the VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. As of June 30, 2021 and December 31, 2020, the carrying amounts of the investments of the VIEs were $12.0 million and $8.5 million, respectively. The Company's maximum loss exposure as a result of the Company’s involvement with the VIEs cannot be quantified. See Note 4.

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

Second Quarter 2021 Results:

•
Total revenue of $499 million increased 70% from 2020.
•
Members of approximately 181,700 as of June 30 increased 45% from 2020.
•
Net loss of $299 million, compared to $8 million in 2020. Second quarter 2021 results include $275 million in non-cash stock-based compensation expenses primarily related to the IPO.

•
Medical Margin of $55 million, compared to $72 million in 2020. The year-over-year change in Medical Margin in part reflects the impact from COVID on healthcare utilization in the prior year quarter.
•
Adjusted EBITDA of negative $2 million, compared to positive $14 million in 2020.

Year to Date 2021 Results:

•
Total revenue of $912 million increased 56% from 2020.
•
Net loss of $314 million, compared to $24 million in 2020.
•
Medical Margin of $107 million, compared to $114 million in 2020.
•
Adjusted EBITDA of $2 million, compared to $17 million in 2020.

Membership Details

Membership as of June 30, 2021 was approximately 181,700, an increase of 45% from 2020. Average membership during the second quarter of 2021 was approximately 194,000, an increase of 57% from 2020. Average membership during the second quarter included approximately 13,100 retroactive members associated with the first quarter, including a large group MA contract transitioned between two payors in one of our geographies. Second quarter results include $35 million in revenue from these retroactive members.

Direct Contracting

In collaboration with seven of our physician group partners, we launched five Direct Contracting Entities (“DCE”) on April 1, 2021. The CMS Innovation Center created the Direct Contracting Model to allow a variety of DCEs to negotiate directly with the government to manage traditional Medicare beneficiaries and share in the savings and risks generated from managing the health services provided to such beneficiaries. While the recent announcement from the CMS Innovation Center will limit new DCE entrants for 2022, we will be able to utilize existing DCEs as a vehicle for existing or new physician groups to participate in the Direct Contracting program. As of June 30, 2021, the DCEs provided coordinated care for over 50,000 attributed beneficiaries on traditional Medicare.

Initial Public Offering and Debt Refinancing

On April 19, 2021, we completed the initial public offering ("IPO") of 53,590,000 shares of common stock at a price of $23.00 per share. The net proceeds of the offering were approximately $1.2 billion, after underwriting fees and other offering expenses. See Note 1 to the Condensed Consolidated Financial Statements.

Upon the completion of the IPO, we issued 11.7 million shares of common stock under partner physician group equity agreements and recognized stock-based compensation expense of $268.5 million in April 2021.

On February 18, 2021, we executed a new credit facility agreement (the “2021 Secured Credit Facilities”). The 2021 Secured Credit Facilities included an initial $100.0 million senior secured term loan and a $100.0 million senior secured revolving credit facility. Subsequent to the end of the first quarter and in connection with our IPO, we repaid $50.0 million of the senior secured term loan. See Note 7 to the Condensed Consolidated Financial Statements.

California Operations

In February 2021, we completed the divesture of our California operations by selling the remaining disposal group for a gross sales price of $1.0 million. Our California operations are reflected in the condensed consolidated financial statements as discontinued operations. See Note 8 to the Condensed Consolidated Financial Statements for additional details on the Company's investigative interrogatories from the California Department of Managed Health Care.

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

Throughout most of 2020, our members incurred lower healthcare costs than we would have otherwise been expected, which resulted in lower medical services expenses incurred. This reduction was impacted by the temporary deferral of non-essential care amid the COVID-19 pandemic and improved medical cost management, among other factors. These costs may be incurred at future points in time, and it is possible that the deferral of healthcare services, or the impact of our members (who are seniors typically with chronic conditions) being diagnosed with COVID-19, could cause additional health problems in our existing members, which could increase our costs in the future. We cannot accurately estimate the net ultimate impact, positive or negative, to medical services expense at this time.

Given the disruption caused by COVID-19, it is unclear whether our physicians will be able to document the health conditions of our members as comprehensively as they did in historical periods. Because risk adjustment factors in the current period are based on the preceding year’s diagnosed disease conditions, our revenue in future periods may be adversely impacted.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 public health emergency. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The changes in tax law did not have a material impact on our results of operations for the three and six months ended June 30, 2021. We will continue to monitor possible future impacts of changes in tax legislation.

Key Financial and Operating Metrics

All of our key metrics exclude historical results from our California operations (which are included as discontinued operations in our condensed consolidated financial statements).

We monitor the following key financial and operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business (dollars in thousands):

	As of and For the			As of and For the
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
MA members	181,700	125,400	45	181,700	125,400	45
Medical services revenue	$497,678	$292,495	70	$910,090	$582,309	56
Medical margin	$55,195	$72,132	(23)	$107,253	$114,293	(6)
Platform support costs	$30,667	$25,223	22	$59,075	$48,743	21
Network contribution(1)	$24,294	$38,510	(37)	$54,436	$63,250	(14)
Adjusted EBITDA(1)	$(1,674)	$14,311	(112)	$2,088	$16,888	(88)

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

The following table presents our medical margin (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Medical services revenue	$497,678	$292,495	$910,090	$582,309
Medical services expense	(442,483)	(220,363)	(802,837)	(468,016)
Medical margin	$55,195	$72,132	$107,253	$114,293

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

The following table presents our network contribution (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Medical services revenue	$497,678	$292,495	$910,090	$582,309
Medical services expense	(442,483)	(220,363)	(802,837)	(468,016)
Other medical expenses—live geographies(1)	(30,901)	(33,622)	(52,817)	(51,043)
Network contribution	$24,294	$38,510	$54,436	$63,250

(1)
Represents physician incentive expense related to surplus sharing and other direct medical expenses incurred to improve care for our members in our live geographies. Excludes costs in geographies that are in implementation and are not yet generating revenue. For the three months ended June 30, 2021 and 2020, costs incurred in implementing geographies were $2.8 million and $1.1 million, respectively. For the six months ended June 30, 2021 and 2020, costs incurred in implementing geographies were $4.5 million and $2.1 million, respectively.

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

The table below represents costs to support our live geographies and enterprise functions, which are included in general and administrative expenses (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Platform support costs	$30,667	$25,223	$59,075	$48,743
% of Revenue	6%	9%	6%	8%

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

Medical services revenue constitutes substantially all of our total revenue, accounting for approximately 100% of our total revenues for the three and six months ended June 30, 2021 and 2020.

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

General and administrative expenses also include severance, investments to support the development and expansion of our physician partners, management fees paid to our majority shareholder prior to our IPO and accruals for unasserted claims.

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

Total Discontinued Operations

Total discontinued operations consist of the results of our California operations, which include the entirety of our Medicaid line of business. For certain of our California divestiture transactions, we continue to be responsible for any liabilities arising from the business that were incurred prior to the closing date of such transaction, including any fines, penalties and other sanctions relating to the DMHC matter, the payment of claims for medical services incurred prior to the effective date of each transaction, a liability for unrecognized tax benefits for which we are indemnified and other contingent liabilities that we currently believe are remote. For additional discussion, see Note 11 to the Condensed Consolidated Financial Statements.

Results of Operations

The following table summarizes key components of our results of operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Medical services revenue	$497,678	$292,495	$910,090	$582,309
Other operating revenue	1,278	1,099	1,970	2,333
Total revenues	498,956	293,594	912,060	584,642
Expenses:
Medical services expense	442,483	220,363	802,837	468,016
Other medical expenses	33,694	34,761	57,355	53,187
General and administrative	43,013	34,248	79,318	60,832
Stock-based compensation expense	274,548	2,155	276,020	3,176
Depreciation and amortization	3,581	3,319	7,008	6,517
Total expenses	797,319	294,846	1,222,538	591,728
Income (loss) from operations	(298,363)	(1,252)	(310,478)	(7,086)
Other income (expense):
Other income (expense), net	2,967	(74)	4,303	48
Interest expense	(1,498)	(2,080)	(4,439)	(4,229)
Income (loss) before income taxes	(296,894)	(3,406)	(310,614)	(11,267)
Income tax benefit (expense)	(435)	(39)	(451)	(39)
Income (loss) from continuing operations	(297,329)	(3,445)	(311,065)	(11,306)
Discontinued operations:
Income (loss) from discontinued operations	(1,547)	(4,340)	(2,898)	(12,429)
Income tax benefit (expense)	(65)	(126)	(129)	(275)
Total discontinued operations	(1,612)	(4,466)	(3,027)	(12,704)
Net income (loss)	(298,941)	(7,911)	(314,092)	(24,010)
Noncontrolling interests’ share in earnings (loss)	96	—	169	—
Net income (loss) attributable to common shares	$(298,845)	$(7,911)	$(313,923)	$(24,010)

The following table summarizes our results of operations as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Medical services revenue	100	100	100	100
Other operating revenue	—	—	—	—
Total revenues	100	100	100	100
Expenses:
Medical services expense	89	75	88	80
Other medical expenses	7	12	6	9
General and administrative	9	12	9	10
Stock-based compensation expense	55	1	30	1
Depreciation and amortization	1	1	1	1
Total expenses	160	100	134	101
Income (loss) from operations	(60)	—	(34)	(1)
Other income (expense):
Other income (expense), net	1	—	—	—
Interest expense	—	(1)	—	(1)
Income (loss) before income taxes	(60)	(1)	(34)	(2)
Income tax benefit (expense)	—	—	—	—
Income (loss) from continuing operations	(60)	(1)	(34)	(2)
Discontinued operations:
Income (loss) from discontinued operations	—	(1)	—	(2)
Income tax benefit (expense)	—	—	—	—
Total discontinued operations	—	(2)	—	(2)
Net income (loss)	(60)	(3)	(34)	(4)
Noncontrolling interests’ share in earnings (loss)	—	—	—	—
Net income (loss) attributable to common shares	(60)	(3)	(34)	(4)

Comparison of the Three and Six Months Ended June 30, 2021 to the Three and Six Months Ended June 30, 2020

Medical Services Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Medical services revenue	$497,678	$292,495	$205,183	70%	$910,090	$582,309	$327,781	56%
% of total revenues	100%	100%			100%	100%

Medical services revenue increased for the three and six months ended June 30, 2021 due primarily to average membership growth of 57% and 46%, respectively, which was attributable to three new geographies that began to generate revenue in 2021 and growth in our existing geographies. The increase in medical services revenue for the three and six months ended June 30, 2021 was also driven, to a lesser extent, by an increase in PMPM capitation rates of 8% and 7%, respectively.

Medical Services Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Medical services expense	$442,483	$220,363	$222,120	101%	$802,837	$468,016	$334,821	72%
% of total revenues	89%	75%			88%	80%

Medical services expense increased for the three and six months ended June 30, 2021 due primarily to average membership growth of 57% and 46%, respectively, which was attributable to three new geographies that became operational in 2021 and growth in our existing geographies. The increase in medical services expense for the three and six months ended June 30, 2021 was also driven, to a lesser extent, by an increase in average medical services expense per member of 28% and 17%, respectively. The increase in average medical services expense reflects, in part, the impact from COVID-19 on healthcare utilization in the prior year periods.

Other Medical Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Other medical expenses	$33,694	$34,761	$(1,067)	(3)%	$57,355	$53,187	$4,168	8%
% of total revenues	7%	12%			6%	9%

Other medical expenses remained relatively flat for the three months ended June 30, 2021 compared to 2020. Partner physician incentive expense declined by $8.3 million to $17.4 million in 2021 compared to $25.7 million in 2020. Other provider costs increased by $7.2 million to $16.2 million in 2021 compared to $9.0 million in 2020, resulting from the increase in the number of geographies and members on our platform. Other provider costs for the three months ended June 30, 2021 include $2.8 million of costs related to geographies that will become operational in January 2022, while other provider costs for the three months ended June 30, 2020 include $1.1 million of costs related to geographies that became operational in 2021.

Other medical expenses increased by $4.2 million, or 8%, for the six months ended June 30, 2021 compared to 2020. Partner physician incentive expense declined by $8.9 million to $28.5 million in 2021 compared to $37.4 million in 2020. Other provider costs increased by $13.1 million to $28.9 million in 2021 compared to $15.8 million in 2020, resulting from the increase in the number of geographies and members on our platform. Other provider costs for the six months ended June 30, 2021 include $4.5 million of costs related to geographies that will become operational in January 2022, while other provider costs for the six months ended June 30, 2020 include $2.1 million of costs related to geographies that became operational in 2021.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
General and administrative	$43,013	$34,248	$8,765	26%	$79,318	$60,832	$18,486	30%
% of total revenues	9%	12%			9%	10%

General and administrative expenses increased $8.8 million, or 26%, for the three months ended June 30, 2021 compared to 2020. Operating costs to support our live geographies and enterprise functions increased by $5.5 million to $30.7 million in 2021 compared to $25.2 million in 2020 due primarily to growth in operating costs incurred to support geographies that became operational in 2021, along with additional costs related to our operations as a public company. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased to 6% for the three months ended June 30, 2021 compared to 9% for the same period in 2020. Investments to support geography entry increased to $6.8 million in 2021, compared to $3.7 million in 2020 due to increased costs associated with our geographies that become operational in the following calendar year. In aggregate, costs incurred for severance and fees paid to our majority shareholder remained relatively flat at $5.6 million in 2021 compared to $5.3 million in 2020.

General and administrative expenses increased $18.5 million, or 30%, for the six months ended June 30, 2021 compared to 2020. Operating costs to support our live geographies and enterprise functions increased by $10.4 million to $59.1 million in 2021 compared to $48.7 million in 2020 due primarily to growth in operating costs incurred to support geographies that became operational in 2021, along with additional costs related to our operations as a public company. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased to 6% for the six months ended June 30, 2021 compared to 8% for the same period in 2020. Investments to support geography entry increased to $10.0 million in 2021, compared to $4.4 million in 2020 due to increased costs associated with our geographies that become operational in the following calendar year. In aggregate, costs incurred for severance, fees paid to our majority shareholder, and accruals for unasserted claims and contingent liabilities increased to $10.2 million in 2021, compared to $7.7 million in 2020.

Stock-based compensation expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Stock-based compensation expense	$274,548	$2,155	$272,393	12640%	$276,020	$3,176	$272,844	8591%
% of total revenues	55%	1%			30%	1%

Total stock-based compensation expense for the three months ended June 30, 2021 was $274.5 million compared to $2.2 million in 2020. Total stock-based compensation expense for the six months ended June 30, 2021 was $276.0 million compared to $3.2 million in 2020. Substantially all of the increase in 2021 relates to shares issued under partner physician group equity agreements in connection with our IPO in April 2021.

Total Discontinued Operations

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Total discontinued operations	$(1,612)	$(4,466)	$2,854	64%	$(3,027)	$(12,704)	$9,677	76%
% of total revenues	(0)%	(2)%			(0)%	(2)%

Total discontinued operations for the three months ended June 30, 2021 generated losses of $1.6 million compared to losses of $4.5 million in 2020. Total discontinued operations for the six months ended June 30, 2021 generated losses of $3.0 million compared to losses of $12.7 million in 2020. As we completed the dispositions of our Southern California, Fresno and remaining California operations in August 2020, October 2020, and February 2021, respectively, medical margin and general and administrative expenses related to discontinued operations declined during 2021. For additional discussion related to discontinued operations, see Note 11 to our Consolidated Financial Statements.

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

Adjusted EBITDA is not considered a measure of financial performance under GAAP, and the items excluded therefrom are significant components in understanding and assessing our financial performance. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as an alternative to such GAAP measures as net income (loss), cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our condensed consolidated financial statements as an indicator of financial performance or liquidity. Some of these limitations are:

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

The following table sets forth a reconciliation of income (loss) from operations to network contribution using data derived from our consolidated condensed financial statements for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) from operations	$(298,363)	$(1,252)	$(310,478)	$(7,086)
Other operating revenue	(1,278)	(1,099)	(1,970)	(2,333)
Other medical expenses	33,694	34,761	57,355	53,187
Other medical expenses—live geographies(1)	(30,901)	(33,622)	(52,817)	(51,043)
General and administrative	43,013	34,248	79,318	60,832
Stock-based compensation expense	274,548	2,155	276,020	3,176
Depreciation and amortization	3,581	3,319	7,008	6,517
Network contribution	$24,294	$38,510	$54,436	$63,250

(1)
Represents physician incentive expense related to surplus sharing and other direct medical expenses incurred to improve care for our members in our live geographies. Excludes costs in geographies that are in implementation and are not yet generating revenue. For the three months ended June 30, 2021 and 2020, costs incurred in implementing geographies were $2.8 million and $1.1 million, respectively. For the six months ended June 30, 2021 and 2020, costs incurred in implementing geographies were $4.5 million and $2.1 million, respectively.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA using data derived from our consolidated condensed financial statements for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(298,941)	$(7,911)	$(314,092)	$(24,010)
(Income) loss from discontinued operations, net of income taxes	1,612	4,466	3,027	12,704
Interest expense	1,498	2,080	4,439	4,229
Income tax expense (benefit)	435	39	451	39
Depreciation and amortization	3,581	3,319	7,008	6,517
Geography entry costs(1)	9,578	4,865	14,545	6,523
Severance and related costs	3,788	2,689	4,242	2,691
Management fees(2)	58	353	433	683
Stock-based compensation expense	274,548	2,155	276,020	3,176
EBITDA adjustment related to equity method investments	652	—	652	—
Other(3)	1,517	2,256	5,363	4,336
Adjusted EBITDA	$(1,674)	$14,311	$2,088	$16,888

(1)
Represents direct geography entry costs, including investments to develop and expand our platform, physician incentive expense, employee-related expenses and marketing. For the three months ended June 30, 2021 and 2020, (i) $2.8 million and $1.1 million, respectively, are included in other medical expenses and (ii) $6.8 million and $3.7 million, respectively, are included in general and administrative expenses. For the six months ended June 30, 2021 and 2020, (i) $4.5 million and $2.1 million, respectively, are included in other medical expenses and (ii) $10.0 million and $4.4 million, respectively, are included in general and administrative expenses.
(2)
Represents management fees and other expenses paid to Clayton Dubilier & Rice, LLC (“CD&R”). In connection with our initial public offering, we terminated our consulting agreement with CD&R, effective April 16, 2021. We were not charged a fee in connection with the termination of this agreement.
(3)
Includes changes in non-cash accruals for unasserted claims and contingent liabilities.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from our capitation arrangements with payors, issuances of equity securities and borrowings under the 2021 Credit Facilities. We generally invest any excess cash in money market accounts, which are classified as cash and cash equivalents. As of June 30, 2021, we had cash and cash equivalents of $1.1 billion.

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

Based on our planned operations, we believe that our existing cash and cash equivalents, as well as available borrowing capacity under the 2021 Credit Facilities, will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Our ability to pay dividends to holders of our common stock is significantly limited as a practical matter by our growth plans as well as the 2021 Credit Facilities insofar as we may seek to pay dividends out of funds made available to us by agilon health management, inc. (“agilon management”) or its subsidiaries, because the 2021 Credit Facilities restrict agilon management’s ability to pay dividends or make loans to us. The borrower on the Credit Facilities is agilon management, a wholly-owned subsidiary. The 2021 Credit Facilities are guaranteed by certain of our subsidiaries, including those identified as VIEs, and contain customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows. The following table sets forth changes in cash flows (dollars in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Net cash provided by (used in) operating activities	$(80,119)	$(35,498)	$(44,621)
Net cash provided by (used in) investing activities	(76,338)	(2,351)	(73,987)
Net cash provided by (used in) financing activities	1,143,077	31,522	1,111,555

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities was $80.1 million for the six months ended June 30, 2021 compared to $35.5 million for the six months ended June 30, 2020. The increase in net cash used in operating activities was primarily a result of: (i) the transition of claims payment services back to the health plan for one of our capitation contracts effective January 1, 2021, (ii) higher geography entry costs, and (iii) an increase in general and administrative expenses, including prepayments related to public company insurance, partially offset by lower cash used in our California operations. Additionally, 2020 benefitted from lower claims payments due to reduced utilization as a result of the impact of COVID-19.

Our cash flow from operations is dependent upon the number of members on our platform, the timing of settlements with payors and the level of operating and general and administrative expenses necessary to operate and grow our business, among other factors.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities was $76.3 million for the six months ended June 30, 2021 compared to $2.4 million for the six months ended June 30, 2020. The increase in net cash used in investing activities was primarily a result of providing net loans to our physician partner groups in connection with taxes payable on shares distributed to them upon completion of the IPO under the partner physician group equity agreements of $67.8 million.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $1.1 billion for the six months ended June 30, 2021 compared to $31.5 million for the six months ended June 30, 2020. In February 2021, we refinanced our existing debt with a $100.0 million term loan, receiving net proceeds of $30.1 million. In April 2021, we received net proceeds of approximately $1.2 billion upon the completion of our IPO, after deducting underwriting discounts and commissions and offering costs. Upon completion of our IPO in April 2021, we repaid $50.0 million of the term loan as required under the terms of our credit facility. During the six months ended June 30, 2020, we raised net proceeds of $32.7 million from private sales of our common stock.

Debt Obligations

On February 18, 2021, we executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021, the “2021 Credit Facilities”). The 2021 Credit Facilities include: (i) a $100.0 million senior secured term loan (the “2021 Secured Term Loan Facility”) and (ii) a $100.0 million senior secured revolving credit facility (the “2021 Secured Revolving Facility”) with a capacity to issue standby letters of credit in certain circumstances up to a maximum of $80.0 million. Subject to specified conditions and receipt of commitments, the 2021 Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $50.0 million plus (ii) an additional amount determined in accordance with a formula tied to repayment of certain of our indebtedness. The 2021 Secured Term Loan Facility requires, among other things, a mandatory prepayment of $50.0 million if gross proceeds from the IPO exceed $1.0 billion. On April 26, 2021, we repaid $50.0 million of the 2021 Secured Term Loan Facility. The maturity date of the 2021 Credit Facilities was extended to February 18, 2026, with mandatory periodic payments.

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

Equity

As of June 30, 2021, we had 390.9 million shares of common stock outstanding. On April 19, 2021, we completed the initial public offering of 53,590,000 shares of common stock at the public offering price of $23.00. The net proceeds of the offering were approximately $1.2 billion, after underwriting fees and other offering expenses. See Note 9 to the Condensed Consolidated Financial Statements for additional information about our equity transactions.

Contractual Obligations

Our capital commitments to physician partners to support physician partner expansion and related purposes increased by $23.2 million, to $41.9 million at June 30, 2021 when compared to December 31, 2020. There have been no other material changes, outside of the ordinary course of business and indebtedness, to our commitments during the six months ended June 30, 2021.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2021.

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

Our exposures to market risk for changes in interest expense relate primarily to the 2021 Credit Facilities. Indebtedness under the 2021 Credit Facilities is floating rate debt and is carried at amortized cost. Therefore, fluctuations in interest rates will impact our consolidated financial statements. A rising interest rate environment will increase the amount of interest paid on this debt. A hypothetical 100 basis point change in interest rates would impact our interest expense by less than $1.0 million for the six months ended June 30, 2021.

We held cash, cash equivalents and restricted cash equivalents of $1.1 billion as of June 30, 2021, consisting of bank deposits, certificates of deposits, and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash, cash equivalents and restricted cash equivalents.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Unregistered Sales of Equity Securities

From April 1, 2021 through April 14, 2021, we issued 52,000 shares of our common stock for $198,000 in total consideration in connection with the exercises of stock options previously granted to our directors, officers, and employees under our prior stock incentive plan.

Between March 2018 and February 2021, we entered into partner physician group equity agreements pursuant to which our anchor physician partners were entitled to receive shares of common stock conditioned on completion of our IPO with a total value of $268.5 million. On April 19, 2021, such anchor physician partners received 11,672,483 shares of common stock pursuant to our partner physician group equity agreements for a total of $268.5 million.

The foregoing transaction(s) did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Exchange Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act, because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuances of these securities were made without any general solicitation or advertising.

(b)

None

(c)

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of agilon health (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed April 19, 2021).

3.2	Amended and Restated By-laws of agilon health (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed April 19, 2021).

10.1

Registration Rights Agreement, by and among agilon health, inc. and CD&R Vector Holdings, L.P., dated as of April 16, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 19, 2021).

10.2

Stockholders Agreement, by and among agilon health, inc. and CD&R Vector Holdings, L.P., dated as of April 16, 2021 (incorporated by reference to Exhibit 10.2 the Current Report on Form 8-K filed April 19, 2021).

10.3

Termination Agreement, by and between Agilon Health Holdings, Inc., Primary Provider Management Co., Inc. and Clayton, Dubilier & Rice, LLC, dated as of April 16, 2021 (incorporated by reference to Exhibit 10.3 the Current Report on Form 8-K filed April 19, 2021).

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

Date: August 4, 2021	agilon health, inc.

(Registrant)

/s/ TIMOTHY S. BENSLEY
Timothy S. Bensley
Chief Financial Officer
(Principal Financial Officer)