Form 10-Q
period 2021-09-30
agilon health, inc.
filed 2021-10-28
CIK 1831097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

At October 22, 2021, there were 393,655,423 shares of the registrant’s $0.01 par value common stock outstanding.

agilon health, inc.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	4

	Condensed Consolidated Statements of Contingently Redeemable Common Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	7

	Notes to the Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	39

Signatures		40

agilon health, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,081,601	$106,795
Restricted cash and equivalents	14,302	28,383
Receivables, net	342,500	144,555
Prepaid expenses and other current assets, net	14,463	9,639
Current assets held for sale and discontinued operations, net	—	4,825
Total current assets	1,452,866	294,197
Property and equipment, net	6,462	6,456
Intangible assets, net	58,147	60,468
Goodwill	41,540	41,540
Other assets, net	126,105	43,700
Total assets	$1,685,120	$446,361
LIABILITIES, CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Medical claims and related payables	$288,121	$162,868
Accounts payable and accrued expenses	129,660	97,244
Current portion of long-term debt	5,000	3,041
Current liabilities held for sale and discontinued operations	—	3,682
Total current liabilities	422,781	266,835
Long-term debt, net of current portion	44,628	64,665
Other liabilities	90,272	90,091
Total liabilities	557,681	421,591

Commitments and contingencies

Mezzanine equity:
Contingently redeemable common stock, $0.01 par value: 76,201 shares issued and outstanding at December 31, 2020	—	309,500

Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 391,548 and 249,374 shares issued and outstanding, respectively	3,915	2,494
Additional paid-in capital	2,024,764	263,966
Accumulated deficit	(900,956)	(551,190)
Total agilon health, inc. stockholders' equity (deficit)	1,127,723	(284,730)
Noncontrolling interests	(284)	—
Total stockholders’ equity (deficit)	1,127,439	(284,730)
Total liabilities, contingently redeemable common stock and stockholders’ equity (deficit)	$1,685,120	$446,361

The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as agilon health, inc., together with its consolidated subsidiaries and variable interest entities (the “Company”), is the primary beneficiary of these VIEs. The condensed consolidated balance sheets include total assets that can only be used to settle obligations of the Company’s consolidated VIEs totaling $478.4 million and $287.9 million as of September 30, 2021 and December 31, 2020, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $337.9 million and $174.0 million as of September 30, 2021 and December 31, 2020, respectively. See Note 13 for additional details.

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Medical services revenue	$457,646	$311,734	$1,367,736	$894,043
Other operating revenue	967	950	2,937	3,283
Total revenues	458,613	312,684	1,370,673	897,326
Expenses:
Medical services expense	414,202	260,933	1,217,039	728,949
Other medical expenses	29,454	26,325	86,809	79,512
General and administrative	34,683	30,368	114,001	91,200
Stock-based compensation expense	11,960	1,558	287,980	4,734
Depreciation and amortization	3,915	3,344	10,923	9,861
Total expenses	494,214	322,528	1,716,752	914,256
Income (loss) from operations	(35,601)	(9,844)	(346,079)	(16,930)
Other income (expense):
Other income (expense), net	(269)	(469)	4,034	(421)
Interest expense	(867)	(1,953)	(5,306)	(6,182)
Income (loss) before income taxes	(36,737)	(12,266)	(347,351)	(23,533)
Income tax benefit (expense)	(256)	(35)	(707)	(74)
Income (loss) from continuing operations	(36,993)	(12,301)	(348,058)	(23,607)
Discontinued operations:
Income (loss) before income taxes	1,117	584	(1,781)	(11,845)
Income tax benefit (expense)	(82)	(110)	(211)	(385)
Total discontinued operations	1,035	474	(1,992)	(12,230)
Net income (loss)	(35,958)	(11,827)	(350,050)	(35,837)
Noncontrolling interests’ share in (earnings) loss	115	—	284	—
Net income (loss) attributable to common shares	$(35,843)	$(11,827)	$(349,766)	$(35,837)

Net income (loss) per common share, basic and diluted
Continuing operations	$(0.09)	$(0.04)	$(0.95)	$(0.07)
Discontinued operations	$—	$—	$(0.01)	$(0.04)
Weighted average shares outstanding, basic and diluted	391,229	324,563	365,018	324,068

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

For the three months ended September 30, 2021:

	Total Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Interest	(Deficit)
July 1, 2021	390,883	$3,909	$2,011,651	$(865,113)	$(169)	$1,150,278
Net income (loss)	—	—	—	(35,843)	(115)	(35,958)
Offering costs in connection with initial public offering ("IPO")	—	—	104	—	—	104
Exercise of stock options and other, net	665	6	1,049	—	—	1,055
Stock-based compensation expense	—	—	11,960	—	—	11,960
September 30, 2021	391,548	$3,915	$2,024,764	$(900,956)	$(284)	$1,127,439

For the nine months ended September 30, 2021:

	Contingently Redeemable Common Stock		Total Stockholders’ Equity
			Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)
January 1, 2021	76,201	$309,500	249,374	$2,494	$263,966	$(551,190)	$—	$(284,730)
Net income (loss)	—	—	—	—	—	(349,766)	(284)	(350,050)
Reclassification of contingently redeemable common stock in connection with IPO	(76,201)	(309,500)	76,201	762	308,738	—	—	309,500
Issuance of common stock in connection with IPO, net of offering costs	—	—	53,590	536	1,162,597	—	—	1,163,133
Issuance of common stock under partner physician group equity agreements upon IPO	—	—	11,672	117	268,350	—	—	268,467
Exercise of stock options and other, net	—	—	711	6	1,600	—	—	1,606
Stock-based compensation expense	—	—	—	—	19,513	—	—	19,513
September 30, 2021	—	$—	391,548	$3,915	$2,024,764	$(900,956)	$(284)	$1,127,439

agilon health, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

For the three months ended September 30, 2020:

	Contingently Redeemable Common Stock		Total Stockholders’ Equity
			Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
July 1, 2020	76,201	$309,500	248,282	$2,482	$264,386	$(515,148)	$(248,280)
Net income (loss)	—	—	—	—	—	(11,827)	(11,827)
Issuance of common stock, net	—	—	211	3	948	—	951
Repurchase of common stock	—	—	(1,500)	(15)	(6,727)	—	(6,742)
Exercise of stock options and other, net	—	—	2,047	21	476	—	497
Settlement of stock-based liabilities	—	—	334	3	1,497	—	1,500
Stock-based compensation expense	—	—	—	—	1,616	—	1,616
September 30, 2020	76,201	$309,500	249,374	$2,494	$262,196	$(526,975)	$(262,285)

For the nine months ended September 30, 2020:

	Contingently Redeemable Common Stock		Total Stockholders’ Equity
			Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
January 1, 2020	69,860	$281,000	246,743	$2,467	$256,643	$(491,138)	$(232,028)
Net income (loss)	—	—	—	—	—	(35,837)	(35,837)
Issuance of contingently redeemable common stock	6,341	28,500	—	—	(460)	—	(460)
Issuance of common stock, net	—	—	1,235	13	5,537	—	5,550
Repurchase of common stock	—	—	(1,500)	(15)	(6,727)	—	(6,742)
Exercise of stock options and other, net	—	—	2,562	26	788	—	814
Settlement of stock-based liabilities	—	—	334	3	1,497	—	1,500
Stock-based compensation expense	—	—	—	—	4,918	—	4,918
September 30, 2020	76,201	$309,500	249,374	$2,494	$262,196	$(526,975)	$(262,285)

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(350,050)	$(35,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,032	10,346
Stock-based compensation expense	287,980	4,918
Loss on debt extinguishment	1,590	—
Loss (income) from equity method investments	(2,080)	(33)
Release of indemnification assets	—	280
Other noncash items	(111)	(276)
Changes in operating assets and liabilities	(47,623)	(19,263)
Net cash provided by (used in) operating activities	(99,262)	(39,865)
Cash flows from investing activities:
Purchase of property and equipment, net	(3,164)	(1,257)
Purchase of intangible assets	(6,794)	(533)
Investment in loans receivable and other	(76,613)	(2,308)
Proceeds from repayment of loans receivable	1,312	1,065
Proceeds from sale of business and property, net of cash divested	(2,644)	1,825
Net cash provided by (used in) investing activities	(87,903)	(1,208)
Cash flows from financing activities:
Proceeds from initial public offering	1,170,942	—
Proceeds from other equity issuances, net	—	33,590
Proceeds from exercise of stock options	1,606	814
Repurchase of shares, net	—	(6,742)
Proceeds from the issuance of long-term debt	100,000	—
Equity and debt issuance costs and other	(9,928)	—
Repayments of long-term borrowings and other	(118,647)	(2,281)
Net cash provided by (used in) financing activities	1,143,973	25,381
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	956,808	(15,692)
Cash, cash equivalents and restricted cash and equivalents from continuing operations, beginning of period	135,178	139,152
Cash, cash equivalents and restricted cash and equivalents from discontinued operations, beginning of period	3,917	6,460
Cash, cash equivalents and restricted cash and equivalents, beginning of period	139,095	145,612
Cash, cash equivalents and restricted cash and equivalents from continuing operations, end of period	1,095,903	126,493
Cash, cash equivalents and restricted cash and equivalents from discontinued operations, end of period	—	3,427
Cash, cash equivalents and restricted cash and equivalents, end of period	$1,095,903	$129,920

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Business

Description of Business

agilon health, inc., through its partnerships and platform, provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. As of September 30, 2021, the Company, through its contracted physician networks, provided care to approximately 184,100 Medicare Advantage members enrolled with private health plans.

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

Initial Public Offering

On April 19, 2021, the Company completed its initial public offering ("IPO") in which it issued and sold an aggregate 53,590,000 shares of common stock at $23.00 per share. The Company received net proceeds of approximately $1.2 billion after deducting underwriting discounts and commissions and before deducting offering costs of $7.8 million.

Upon the completion of the IPO, the Company issued 11.7 million shares of common stock under partner physician group equity agreements and recognized stock-based compensation expense of $268.5 million in April 2021. Additionally, as of September 30, 2021, the Company provided $76.0 million in financing to physician partner groups in connection with taxes payable on shares distributed to them upon completion of the IPO. Such amounts are included in other assets, net in the condensed consolidated balance sheet. See Note 4.

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

In connection with the completion of the IPO, the management agreement with CD&R was terminated as of April 16, 2021. The Company was not charged a fee in connection with the termination of this agreement.

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.

The condensed consolidated financial statements include the accounts of agilon health, inc., its wholly-owned subsidiaries, and both joint ventures and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments unless otherwise indicated), which the Company considers necessary to present fairly its financial position, results of operations, and cash flows, have been included. Operating results for the three and nine months ended September 30, 2021, including the impact of COVID-19, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s prospectus (File No. 333-259159) dated September 9, 2021 filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Exchange Act of 1934, as amended, on September 13, 2021 (the “Prospectus”).

Use of Estimates

Management is required to make estimates and assumptions in the preparation of financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates can include, among other things, those used to determine revenues and related receivables from risk adjustments, medical services expense and related payables (including the reserve for incurred but not reported (“IBNR”) claims), and the valuation and related recognition of impairments of long-lived assets, including goodwill. Management’s estimates for revenue recognition, medical services expense, and other estimates, judgments, and assumptions, may be materially and adversely different from actual results as a result of the COVID-19 pandemic, among other things. See Note 8 for additional discussion on the impact of the COVID-19 pandemic. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

Goodwill and Amortizable Intangible Assets

As of both September 30, 2021 and December 31, 2020, goodwill of $39.0 million was allocated to the Company’s Hawaii reporting unit, which had a negative carrying value.

As of September 30, 2021 and December 31, 2020, the Company’s gross carrying amount of amortizable intangible assets was $108.6 million and $101.9 million, with accumulated amortization of $50.4 million and $41.4 million, respectively. For the three months ended September 30, 2021 and 2020, the Company recognized $3.3 million and $2.8 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the condensed consolidated statement of operations. For the nine months ended September 30, 2021 and 2020, the Company recognized $9.1 million and $8.3 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Property and Equipment

As of September 30, 2021 and December 31, 2020, the Company’s gross carrying amount of property and equipment was $15.5 million and $13.7 million, with accumulated depreciation of $9.0 million and $7.3 million, respectively. For the three months ended September 30, 2021 and 2020, the Company recognized $0.6 million and $0.5 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the condensed consolidated statement of operations. For the nine months ended September 30, 2021 and 2020, the Company recognized $1.8 million and $1.6 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the condensed consolidated statement of operations. In June 2021, the Company completed the sale of a building and related land for $1.1 million.

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

Recent Accounting Pronouncements

Adopted

Credit Losses. In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments held at amortized cost. The amendments in ASU 2016-13 eliminate the “probable” initial threshold for recognition of credit losses in current accounting guidance and, instead, reflect an entity’s current estimate of all expected credit losses over the life of the financial instrument. When credit losses were measured under prior accounting guidance, an entity generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. A reporting entity is required to apply the amendments in ASU 2016-13 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Upon adoption of ASU 2016-13, the Company is required to reassess its financial assets measured at amortized costs and off-balance sheet credit exposures, including loan commitments. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). ASU 2019-10 amended the effective date for ASU 2016-13. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019 for public companies, unless they qualify as an “emerging growth company.” The Company was treated as an emerging growth company for disclosure purposes prior to the completion of its IPO. However, as the Company ceased to be an emerging growth company as of January 1, 2021, the Company adopted ASU 2016-13 effective January 1, 2021. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.

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

The transaction price for the Company’s capitation contracts is variable, as the PMPM fees to which the Company is entitled are subject to periodic adjustment under CMS’s risk adjustment payment methodology. CMS deploys a risk adjustment model that determines premiums paid to all payors according to each member’s health status and certain demographic factors. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from various settings. The Company and healthcare providers collect and submit accurate diagnosis data to payors, and the Company utilizes such data to estimate risk adjustment payments to be received in subsequent periods. Risk adjustment-related revenues are estimated using the most likely amount methodology, and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. PMPM fees are also subject to adjustment for incentives or penalties based on the achievement of certain quality metrics defined in the Company’s contracts with payors. The Company recognizes incentive revenue as earned using the most likely amount methodology and only to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved.

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

Revenue from Medicare Advantage constitutes substantially all of the Company’s total revenue, accounting for nearly 100% of the Company’s total revenues for the three and nine months ended September 30, 2021 and 2020.

The following table provides the Company’s revenue concentration with respect to major payors as a percentage of the Company’s total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Payor A	26%	37%	26%	38%
Payor B	21%	19%	20%	20%
Payor C	15%	11%	16%	11%
Payor D	11%	*	11%	*
Payor E	*	12%	*	*

* Less than 10% of total revenues.

The following table provides the Company’s concentration of credit risk with respect to major payors as a percentage of receivables, net:

	September 30, 2021	December 31, 2020
Payor A	17%	38%
Payor B	26%	27%
Payor C	13%	*
Payor D	13%	*

* Less than 10% of total receivables.

NOTE 4. Other Assets, net

The following table summarizes the Company’s other assets, net (in thousands):

	September 30, 2021	December 31, 2020
Loans to physician partners	$76,039	$—
Indemnification assets	10,203	10,009
Health plan deposits	11,523	11,523
Equity method investments	13,048	8,502
Right-of-use assets	11,488	9,585
Other	3,804	4,081
	$126,105	$43,700

Loans to Physician Partners

The Company provided loans to its physician partners in connection with taxes payable on shares distributed to them in connection with the IPO. See Note 1. These loans mature between 2026 and 2030 with nominal interest compounding annually and no prepayment penalties. Such loans are stated at the amount expected to be collected.

Indemnification Assets

Indemnification assets have been established to offset certain pre-closing liabilities for which the prior owners of some of the Company’s California subsidiaries are obligated to indemnify the Company. The Company deems the amounts receivable under the indemnification agreements to be fully collectible should indemnification claims arise, and, as such, a valuation allowance is not deemed necessary.

Equity Method Investments

On April 1, 2021, the Company launched five wholly-owned DCEs in collaboration with seven of its physician group partners. As of September 30, 2021, the Company had seven equity method investments that were deemed to be VIEs, including the five DCEs. The following table summarizes the Company’s equity method investments (in thousands):

	September 30, 2021	December 31, 2020
Direct contracting entities	$2,486	$—
Other	10,562	8,502
	$13,048	$8,502

For the Company’s equity method investments, it has determined that it is not the primary beneficiary of and, therefore, does not consolidate the VIEs because it does not have the ability to control activities that most significantly impact their economic performance. See Note 13.

The combined summarized operating results of the Company’s DCEs for the three and nine months ended September 30, 2021 are as follows (in thousands):

	Three Months Ended	Nine Months Ended
Medical services revenue	$144,931	$308,915
Medical services expense	(135,529)	(287,683)
Other medical expenses(1)	(6,468)	(13,624)
Net income (loss)	(117)	1,723

(1)
For the three and nine months ended September 30, 2021, includes physician incentive expenses of $2.5 million and $6.1 million, respectively.

NOTE 5. Medical Claims and Related Payables

Medical services expense represents costs incurred for medical services provided to members by physicians, hospitals, and other ancillary providers for which the Company is financially responsible and that are paid either directly by the Company or by payors with whom the Company has contracted. Medical services expenses are recognized in the period in which services are provided and include estimates of claims that have been incurred but have either not yet been received, processed, or paid and as such, not reported.

Such estimates are developed using actuarial methods commonly used by health insurance actuaries that include a number of factors and assumptions including medical service utilization trends, changes in membership, observed medical cost trends, historical claim payment patterns and other factors. Generally, for the most recent months, the Company estimates claim costs incurred by applying observed medical cost trend factors to the average PMPM medical costs incurred in prior months for which more complete claims data are available.

Each period, the Company re-examines previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period in which the claims are settled. The Company’s medical claims payable balance represents management’s best estimate of its liability for unpaid medical costs as of September 30, 2021 and December 31, 2020. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.

The following table presents the components of changes in medical claims and related payables (in thousands):

	September 30, 2021	December 31, 2020
Medical claims and related payables, beginning of the year	$164,161	$121,779
Components of incurred costs related to:
Current year	1,217,386	1,026,940
Prior years	(347)	(5,063)
Discontinued operations - current year	1,241	85,732
Discontinued operations - prior years	(2,000)	(1,543)
	1,216,280	1,106,066
Claims paid related to:
Current year	(939,588)	(870,979)
Prior years	(148,327)	(94,868)
Discontinued operations - current year	(1,241)	(80,754)
Discontinued operations - prior year(1)	(3,164)	(17,083)
	(1,092,320)	(1,063,684)
Medical claims and related payables, end of the period	$288,121	$164,161

(1)
Includes $1.5 million that was disposed in February 2021.

Beginning and ending balances of medical claims and related payables disclosed above for December 31, 2020 include $1.1 million and $1.3 million, respectively, of claims liabilities that are presented as current liabilities held for sale and discontinued operations. As of September 30, 2021 and December 31, 2020, medical claims and related payables also include $0.3 million and $4.1 million, respectively, of claims liabilities associated with certain divested California businesses for which the Company has retained the liability for claims incurred prior to the date of divestiture.

NOTE 6. Other Liabilities

The following table summarizes the Company’s other liabilities (in thousands):

	September 30, 2021	December 31, 2020
Other long-term contingencies	$70,036	$71,693
Reserve for uncertain tax positions	10,203	10,009
Lease liabilities, long-term	7,248	5,508
Other	2,785	2,881
	$90,272	$90,091

As of September 30, 2021 and December 31, 2020, the Company had contingent liabilities of $70.0 million and $71.7 million, respectively, related to unasserted claims. While the Company intends to vigorously defend its position, the Company has established a liability for the potential exposure, including interest and penalties. Additionally, the Company estimated the range of reasonably possible losses in excess of reserves accrued on the condensed consolidated balance sheets to be $0 to $27.7 million as of September 30, 2021.

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

As of September 30, 2021, the Company had $50.0 million outstanding under the 2021 Secured Term Loan Facility and availability under the 2021 Secured Revolving Facility was $64.4 million as the Company had outstanding letters of credit totaling $35.6 million, of which $14.0 million was for the Company's DCE investments. The standby letters of credit are automatically extended without amendment for one-year periods, unless the Company notifies the institution in advance of the expiration date that the letter will be terminated. No amounts have been drawn on the outstanding letters of credit as of September 30, 2021.

At the Company’s option, borrowings under the 2021 Credit Facilities, as defined in the credit agreement, can be either: (i) LIBO Rate Loans or (ii) Base Rate Loans. LIBO Rate Loans bear interest at a rate equal to the sum of 4.00% (stepping down to 3.50% on and following October 1, 2023) and the higher of (a) LIBO, as defined in the credit agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 3.00% (stepping down to 2.50% on and following October 1, 2023) and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month LIBO rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, the Company pays a commitment fee on the unfunded 2021 Secured Revolving Facility amount of 0.50% (stepping down to 0.375% on and following October 1, 2023). The Company must also pay customary letter of credit fees. As of September 30, 2021, the weighted average effective interest rate on the 2021 Secured Term Loan Facility was 4.43%.

The 2021 Credit Facilities are guaranteed by certain of the Company’s subsidiaries, including those identified as VIEs, and contain customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios. Failure to meet any of these covenants could result in an event of default under the agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the agreement to be immediately due and payable. As of September 30, 2021, the Company was in compliance with all covenants under the 2021 Credit Facilities.

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

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information that may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption. The ultimate impact of these matters to the Company and its financial condition cannot be reasonably estimated at this time.

The Company believes that its cash resources, funds from the IPO in April 2021, borrowing capacity available under the 2021 Secured Revolving Facility, and cash flow generated from operations will continue to be sufficient to withstand the financial impact of the pandemic and will enable the Company to continue to support its operations, regulatory requirements, debt repayment obligations, and geography expansion for the foreseeable future.

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

Compliance Requirements

In February 2018, the Company self-disclosed to the California Department of Managed Health Care (“DMHC”), the California Department of Health Care Services, and its affected payors certain noncompliant practices in the Company’s claims and utilization management. The Company submitted various reports in May, June, and August of 2018 and coordinated with the DMHC and certain of its payors to remediate noncompliant claims and utilization management practices and implement improvements through various corrective action plan (“CAPs”). On December 17, 2019, the Company completed substantial remediation of all known deficiencies identified by the DMHC’s audit findings. In February 2021, the Company completed divesting all of its California operations. On March 9, 2021, the Company received a set of investigative interrogatories from the DMHC pursuant to its investigation of conduct and matters described in the Company’s various reports. The interrogatories sought information concerning certain claims data and authorizations denied due to lack of medical necessity, including information regarding the health plans affected thereby. The Company responded timely to such interrogatories and provided requested information. Any adverse review, audit or investigation could result in, among other things: refunding of amounts the Company have been paid pursuant to its contracts; or the imposition of fines, penalties and other sanctions on the Company, or certain of its payors. While the Company does not expect the amount to be material, it is unable to predict the potential dollar value of recoupments or fines, penalties or other sanctions that may be imposed on the Company or the impacted payors related to the DMHC’s audit findings, if any. Per publicly available information, six (6) out of the nine (9) impacted payors have entered into letters of agreement with the DMHC whereby each of the payors have agreed to pay an administrative penalty related to the deficiencies. These penalties equal $0.2 million in the aggregate. At least one payor formally sought indemnification from the Company in the amount of $80,000 for penalties related to the DMHC audit findings. The Company is unable to predict the potential dollar value of claims or demands that could be asserted in the future, if any. While the Company has divested all of its California operations as of February 2021, for the Southern California and Fresno divestiture transactions the Company will continue to be responsible for any liabilities arising from the business that were incurred prior to the closing date of each transaction, including any fines, penalties, and other sanctions relating to the DMHC matter described above, the payment of claims for medical services incurred prior to the effective date of each transaction, a liability for unrecognized tax benefits for which the Company is indemnified and other contingent liabilities that the Company currently believes are remote.

Contractual Obligations

The Company’s capital commitments to physician partners to support physician partner expansion and related purposes increased by $28.1 million to $46.8 million at September 30, 2021 when compared to December 31, 2020. There have been no other material changes, outside of the ordinary course of business and indebtedness (see Note 7), to the Company’s commitments during the nine months ended September 30, 2021.

NOTE 9. Common Stock

Common Stock

As of September 30, 2021, the Company’s authorized capital stock consisted of 2.0 billion shares of common stock, par value $0.01 per share.

2021. During the nine months ended September 30, 2021, the Company issued approximately 711,000 shares of common stock primarily in connection with exercises and vesting of stock-based awards.

On April 14, 2021, the Company priced the IPO of its common stock at an offering price of $23.00 per share for 46,600,000 shares. On April 15, 2021, the underwriters exercised their option to purchase an additional 6,990,000 shares of common stock. On April 19, 2021, the Company’s sale of an aggregate of 53,590,000 shares of common stock was completed, see Note 1.

Upon the completion of the IPO, the Company issued 11.7 million shares of common stock under partner physician group equity agreements and recognized stock-based compensation expense of $268.5 million in April 2021, see Note 1.

2020. During the nine months ended September 30, 2020, the Company issued and sold approximately 1.2 million shares of common stock to certain officers and directors at a purchase price of $4.49 per share and received aggregate proceeds of $5.6 million.

In August 2020, the Company issued approximately 333,800 shares of common stock to settle provider incentive liabilities of $1.5 million.

Also in 2020, the Company repurchased 1.5 million shares of common stock for $6.7 million and issued approximately 2.3 million shares of common stock in connection with exercises and vesting of stock-based awards,

Contingently Redeemable Common Stock

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

NOTE 10. Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“EPS”) is computed based upon the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed based upon the weighted average number of common shares outstanding plus the impact of common shares issuable from the assumed conversion of stock options, certain performance restricted stock units, and unvested restricted stock units. Only those instruments having a dilutive impact on basic loss per share are included in diluted loss per share during the periods presented.

The following table illustrates the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Income (loss) from continuing operations	$(36,993)	$(12,301)	$(348,058)	$(23,607)
Income (loss) from discontinued operations	1,035	474	(1,992)	(12,230)
Noncontrolling interests’ share in (earnings) loss	115	—	284	—
Net income (loss) attributable to common stockholders	$(35,843)	$(11,827)	$(349,766)	$(35,837)
Denominator
Weighted average shares outstanding, basic and diluted	391,229	324,563	365,018	324,068
Net income (loss) per share attributable to common stockholders
Net income (loss) per common share from continuing operations, basic and diluted	$(0.09)	$(0.04)	$(0.95)	$(0.07)
Net income (loss) per common share from discontinued operations, basic and diluted	$—	$—	$(0.01)	$(0.04)

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

	Nine Months Ended September 30,
	2021	2020
Stock options - service only condition	23,877	23,817
Stock options - market and/or performance condition	16,575	17,865
Restricted stock units	885	138

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

The Company’s decision to exit California and the Medicaid line of business represents a strategic shift that had a major effect on its operations and financial results. As such, the Company’s California operations are reflected in the condensed consolidated financial statements as discontinued operations.

See Note 8 for additional details on the Company's investigative interrogatories from the DMHC.

The results of discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Medical services revenue	$1,289	$40,703	$4,602	$142,644
Other operating revenue	8	42	31	153
Total revenues	1,297	40,745	4,633	142,797
Expenses:
Medical services expense	(131)	22,211	(759)	79,632
Other medical expenses	5	12,718	2,496	50,581
General and administrative	302	6,164	5,044	25,194
Depreciation and amortization	22	157	109	485
Income (loss) from operations	1,099	(505)	(2,257)	(13,095)
Other income (expense), net	18	(225)	(15)	(64)
Gain (loss) on sale of assets	—	1,314	491	1,314
Income (loss) before income taxes	1,117	584	(1,781)	(11,845)
Income tax benefit (expense)	(82)	(110)	(211)	(385)
Net income (loss) from discontinued operations	$1,035	$474	$(1,992)	$(12,230)

The following table provides significant non-cash operating items for discontinued operations that are included in the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Non-cash operating activities from discontinued operations:
Depreciation and amortization	$109	$485
Stock-based compensation expense	—	184
Release of indemnification assets	—	280
Other non-cash items	—	(2,245)

Indemnification Assets

Indemnification assets have been established to offset certain pre-closing liabilities for which the prior owners of some of the Company’s California subsidiaries are obligated to indemnify the Company. The Company deems the amounts receivable under the indemnification agreements to be fully collectible should indemnification claims arise and, as such, a valuation allowance is not deemed necessary. During the three and nine months ended September 30, 2020, the Company released $0.3 million of indemnification assets, which was reflected in other income (expense), net, in discontinued operations.

Unrecognized Tax Benefits

The was no material change in the liability for uncertain tax benefits for the nine months ended September 30, 2021 and 2020. As of both September 30, 2021 and December 31, 2020, the Company has unrecognized tax benefits of $7.2 million. As of September 30, 2021, the Company has accrued interest and penalties on unrecognized tax benefits of $1.6 million and $1.4 million, respectively. If reversed, the accrued penalties and interest, along with $7.2 million of accrued taxes, would result in a tax benefit allocable to discontinued operations. As of September 30, 2021 and December 31, 2020, an indemnification asset of $10.2 million and $10.0 million, respectively, has been recorded for the accrued taxes, penalties, and interest associated with uncertain tax positions.

NOTE 12. Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information:
Interest paid	$3,853	$5,399
Income taxes paid	1,738	—
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	3,908	—
Reclassification of contingently redeemable common stock in connection with IPO	309,500	—
Issuance of common stock under partner physician group equity agreements upon IPO	268,467	—
Offering costs accrued at end of period	295	—
Non-cash investment in unconsolidated subsidiaries	763	—
Settlement of stock-based liabilities	—	1,500
Settlement of loans receivable with services provided	—	1,257

The following table summarizes cash, cash equivalents and restricted cash equivalents from continuing operations (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$1,081,601	$106,795
Restricted cash and equivalents(1)	14,302	28,383
Cash, cash equivalents and restricted cash equivalents	$1,095,903	$135,178

(1)
Restricted cash and equivalents primarily consist of amounts used as collateral to secure letters of credit that the Company is required to maintain pursuant to contracts with payors.

NOTE 13. Variable Interest Entities

Consolidated Variable Interest Entities

agilon health, inc.’s consolidated assets and liabilities as of September 30, 2021 and December 31, 2020 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to agilon health, inc.

agilon health, inc.’s consolidated assets and liabilities include VIE assets and liabilities as follows (in thousands):

	September 30, 2021	December 31, 2020
Assets(1)
Cash and cash equivalents	$107,867	$93,053
Restricted cash equivalents	14,302	25,032
Receivables, net	326,797	136,636
Prepaid expenses and other current assets, net	2,005	5,986
Property and equipment, net	974	797
Intangible assets, net	8,966	8,208
Other assets, net	17,525	13,343
Assets held for sale and discontinued operations, net	—	4,825
Liabilities(1)
Medical claims and related payables	239,369	97,146
Accounts payable and accrued expenses	86,730	62,294
Other liabilities	11,801	10,926
Liabilities held for sale and discontinued operations	—	3,682

(1)
Assets and liabilities of VIEs presented above include the assets and liabilities of the Company’s Independent Practice Associations in California, which are consolidated VIEs and whose operations are reflected in the condensed consolidated financial statements as discontinued operations.

Risk-bearing Entities. At September 30, 2021, the Company operates 17 wholly-owned risk-bearing entities (“RBEs”) for the purpose of entering into risk-bearing contracts with payors. Each RBE’s equity at risk is considered insufficient to finance its activities without additional support, and, therefore, each RBE is considered a VIE. The Company consolidates the RBEs as it has determined that it is the primary beneficiary because it has: (i) the ability to control the activities that most significantly impact the RBEs’ economic performance; and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the RBEs. Specifically, the Company has the unilateral ability and authority, through the RBE governance and management agreements, to make significant decisions about strategic and operating activities of the RBEs, including negotiating and entering into risk-bearing contracts with payors and approving the RBEs’ annual operating budgets. The Company also has the obligation to fund losses of the RBEs and the right to receive a significant percentage of any financial surplus generated by the RBEs. The assets of the RBEs primarily consist of cash and cash equivalents, receivables, net, intangible assets, net, and other assets, net; its obligations primarily consist of medical claims and related payables as well as operating expenses of the RBEs (accounts payable and accrued expenses), including incentive obligations to the Company’s physician partners. On February 18, 2021, the Company executed the 2021 Credit Facilities, which are guaranteed by certain of the Company’s VIEs. Assets generated by the RBEs (primarily from medical services revenues) may be used, in certain limited circumstances, to settle the Company’s contractual debt obligations.

Unconsolidated Variable Interest Entities

As of September 30, 2021, the Company had seven equity method investments that were deemed to be VIEs. The Company has determined that it is not the primary beneficiary of and therefore does not consolidate the VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. As of September 30, 2021 and December 31, 2020, the carrying amounts of the investments of the VIEs were $13.0 million and $8.5 million, respectively. The Company's maximum loss exposure as a result of the Company’s involvement with the VIEs cannot be quantified as the Company provides ongoing operational support to the unconsolidated VIEs, as needed. See Note 4.

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

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q (the “Report”) that are not historical factual statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, our financial position, results of operations, cash flows, prospects, and growth strategies.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition, and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under the captions “Risk Factors” and “Special Note Regarding Forward-Looking Statements and Information” in our prospectus (File No. 333-254435)259159 September 9, 2021 filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Exchange Act on September 13, 2021 (the “Prospectus”), could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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
•
inaccuracies in the estimates and assumptions we use to project our members’ risk adjustment factors, medical services expense, incurred but not reported claims, and earnings pursuant to payor contracts;
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
•
our reliance on our payors for membership attribution and assignment, data and reporting accuracy, and claims payment;
•
our dependence on physician partners and other providers to effectively manage the quality and cost of care, and perform obligations under payor contracts;
•
difficulties in obtaining accurate and complete diagnosis data;
•
our dependence on physician partners to accurately, timely, and sufficiently document their services and potential False Claims Act or other liability if any diagnosis information or encounter data are inaccurate or incorrect;
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
•
statutory or regulatory changes, administrative rulings, interpretations of policy, and determinations by intermediaries and governmental funding restrictions, and their impact on government funding, program coverage, and reimbursements;
•
regulatory proposals directed at containing or lowering the cost of healthcare and our participation in such proposed models;
•
we, our physician partners or affiliates being subject to federal or state investigations, audits, and enforcement actions;
•
regulatory inquiries and corrective action plans imposed by our payors;
•
repayment obligations arising out of payor audits;
•
the impact on our revenue of Centers for Medicare & Medicaid Services’ (“CMS”) modifying the methodology used to determine the revenue associated with MA members;
•
negative publicity regarding the managed healthcare industry;
•
the extensive regulation of the healthcare industry at the federal, state, and local levels;
•
our substantial indebtedness and the potential that we may incur additional indebtedness; and
•
risks related to other factors discussed under “Risk Factors” in the Prospectus.

Except as required by law, we do not undertake, and hereby disclaim, any obligation to update any forward-looking statements, which speak only as of the date on which they are made.

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition, and results of operations. We will discuss and provide our analysis in the following order:

•
Overview and Recent Developments
•
COVID-19 Update
•
Key Financial and Operating Metrics
•
Key Components of Our Results of Operations
•
Results of Operations
•
Non-GAAP Financial Measure
•
Liquidity and Capital Resources
•
Off-Balance Sheet Arrangements
•
Critical Accounting Policies and Estimates
•
Recent Accounting Pronouncements

Overview and Recent Developments

Our business is transforming healthcare by empowering the primary care physician (“PCP”) to be the agent for change in the communities they serve. We believe that PCPs, with their intimate patient-physician relationships, are best positioned to drive meaningful change in quality, cost, and patient experience when provided with the right infrastructure and payment model. Through our combination of the agilon platform, a long-term partnership model with existing physician groups and a growing network of like-minded physicians, we are poised to revolutionize healthcare for seniors across communities throughout the United States. Our purpose-built model provides the necessary capabilities, capital and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. Our model operates by forming RBEs within local geographies, that enter into arrangements with payors providing for monthly payments to manage the total healthcare needs of our physician partners’ attributed patients (or, global capitation arrangements), contract with agilon to perform certain functions and enter into long-term professional service agreements with one or more anchor physician groups pursuant to which the anchor physician groups receive a base compensation rate and share in the savings from successfully improving quality of care and reducing costs.

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

Third Quarter 2021 Results:

•
Medicare Advantage members of approximately 184,100 as of September 30, 2021 increased 43% from 2020.
•
DCE attributed beneficiaries of approximately 52,400 as of September 30, 2021.
•
Total revenue of $459 million increased 47% from 2020.
•
Net loss of $36 million, compared to a net loss of $12 million in 2020.

•
Medical Margin of $43 million, compared to $51 million in 2020. The year-over-year change in part reflects the impact from COVID on healthcare utilization in the prior year quarter.
•
Adjusted EBITDA of negative $14 million, compared to positive $2 million in 2020.

Year to Date 2021 Results:

•
Total revenue of $1.4 billion increased 53% from 2020.
•
Net loss of $350 million, compared to $36 million in 2020.
•
Medical Margin of $151 million, compared to $165 million in 2020. The year-over-year change in part reflects the impact from COVID on healthcare utilization in the prior year quarter.
•
Adjusted EBITDA of negative $12 million, compared to positive $18 million in 2020.

Membership Details

Medicare Advantage members increased 43% from 2020, which includes contributions from new geographies and growth within geographies existing prior to 2021. Total members live on the platform includes 184,100 Medicare Advantage members and 52,400 attributed Direct Contracting beneficiaries. Average membership during the third quarter 2021 was approximately 184,000, an increase of 43% from 2020.

Direct Contracting

In collaboration with seven of our physician group partners, we launched five Direct Contracting Entities (“DCE”) on April 1, 2021. The CMS Innovation Center created the Direct Contracting Model to allow a variety of DCEs to negotiate directly with the government to manage traditional Medicare beneficiaries and share in the savings and risks generated from managing the health services provided to such beneficiaries. While the recent announcement from the CMS Innovation Center will limit new DCE entrants for 2022, we will be able to utilize existing DCEs as a vehicle for existing or new physician groups to participate in the Direct Contracting program. As of September 30, 2021, the DCEs provided coordinated care for approximately 52,400 attributed beneficiaries covered under traditional Medicare.

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

Secondary Public Offering

On September 14, 2021, CD&R and certain of our officers and directors completed a secondary offering of 19,550,000 shares of common stock at a price to the public of $30.00 per share. We did not receive any proceeds from the secondary offering.

COVID-19

Since March 2020, we have implemented precautionary measures to protect the health and safety of our employees, physicians and members in connection with the COVID-19 pandemic. Because COVID-19 infections have been reported throughout the United States, certain national, provincial, state, and local governmental authorities have issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Additionally, more restrictive proclamations and/or directives may be issued in the future.

The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information that may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or we, may direct, which may result in an extended period of continued business disruption. The ultimate impact of these matters to us and our financial condition cannot be reasonably estimated at this time.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 public health emergency. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The changes in tax law did not have a material impact on our results of operations for the three and nine months ended September 30, 2021. We will continue to monitor possible future impacts of changes in tax legislation.

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

We monitor the following key financial and operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business (dollars in thousands):

	As of and For the			As of and For the
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
MA members	184,100	129,100	43	184,100	129,100	43
Medical services revenue	$457,646	$311,734	47	$1,367,736	$894,043	53
Medical margin	$43,444	$50,801	(14)	$150,697	$165,094	(9)
Platform support costs	$33,547	$25,398	32	$92,622	$74,141	25
Network contribution(1)	$17,467	$26,424	(34)	$71,903	$89,674	(20)
Adjusted EBITDA(1)	$(14,015)	$1,507	(1,030)	$(11,927)	$18,395	(165)

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

The following table presents our medical margin (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Medical services revenue	$457,646	$311,734	$1,367,736	$894,043
Medical services expense	(414,202)	(260,933)	(1,217,039)	(728,949)
Medical margin	$43,444	$50,801	$150,697	$165,094

Network Contribution

We define network contribution as medical services revenue less the sum of: (i) medical services expense and (ii) other medical expenses excluding costs incurred in implementing geographies. Other medical expenses consist of physician incentive expense related to surplus sharing and other direct medical expenses incurred to improve care for our members. We believe this metric provides insight into the economics of our Total Care Model, as it includes all medical services expense associated with our members’ care as well as partner incentive and additional medical costs we incur as part of our aligned partnership model. Other medical expenses are largely variable and proportionate to the level of surplus in each respective geography.

The following table presents our network contribution (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Medical services revenue	$457,646	$311,734	$1,367,736	$894,043
Medical services expense	(414,202)	(260,933)	(1,217,039)	(728,949)
Other medical expenses—live geographies(1)	(25,977)	(24,377)	(78,794)	(75,420)
Network contribution	$17,467	$26,424	$71,903	$89,674

(1)
Represents physician incentive expense related to surplus sharing and other direct medical expenses incurred to improve care for our members in our live geographies. Excludes costs in geographies that are in implementation and are not yet generating revenue. For the three months ended September 30, 2021 and 2020, costs incurred in implementing geographies were $3.5 million and $1.9 million, respectively. For the nine months ended September 30, 2021 and 2020, costs incurred in implementing geographies were $8.0 million and $4.1 million, respectively.

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

The table below represents costs to support our live geographies and enterprise functions, which are included in general and administrative expenses (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Platform support costs	$33,547	$25,398	$92,622	$74,141
% of Revenue	7%	8%	7%	8%

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) adjusted to exclude: (i) income (loss) from discontinued operations, net of income taxes, (ii) interest expense, (iii) income tax expense (benefit), (iv) depreciation and amortization costs, (v) geography entry costs, (vi) share-based compensation expense, (vii) severance and related expense, and (viii) certain other items that are not considered by us in the evaluation of ongoing operating performance. Net income (loss) is the most directly comparable GAAP measure to Adjusted EBITDA.

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

Medical services revenue constitutes substantially all of our total revenue, accounting for approximately 100% of our total revenues for the three and nine months ended September 30, 2021 and 2020.

Operating Expenses

Medical Services Expense

In each of our geographies, a network of physicians, hospitals, and other healthcare providers provide care to our members. Medical services expense represents costs incurred for medical services provided to our members. Our medical services expense trends primarily relate to changes in per visit costs incurred by our members, along with changes in health system and provider utilization of services. Medical services expenses are recognized in the period in which services are provided and include estimates of our obligations for medical services that have been rendered by third parties, but for which claims have either not yet been received, processed or paid.

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

General and Administrative

General and administrative expenses consist of market-based support personnel and other operating costs to support our geographies, personnel, and other operating costs to support our enterprise functions, and investments to support development and expansion of our physician partners. Our enterprise functions include salaries and related expenses, operational support expenses, technology infrastructure, finance, legal, as well as other costs associated with the continued growth of our platform. For the purposes of calculating physician partner incentive expense, we allocate a portion of our enterprise general and administrative expenses to our geographies.

General and administrative expenses also include severance, investments to support the development and expansion of our physician partners, management fees paid to our majority shareholder prior to our IPO and accruals for unasserted claims.

Stock-based Compensation

Equity grants in the form of common stock options and restricted stock units are granted to certain employees, board of director members and under various agreements with physician partners. We recognize stock-based compensation expense related to the equity in the condensed consolidated statements of operations, with a corresponding increase to additional paid-in capital.

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

Other Income (Expense)

Other Income (Expense), Net

Other income (expense), net includes the following items:

•
Equity income (loss) from unconsolidated joint ventures; and
•
Interest income, which consists primarily of interest earned on our cash and cash equivalents and restricted cash and cash equivalents.

Interest Expense

Interest expense consists primarily of interest expense associated with our outstanding debt, including amortization of debt discounts and costs.

Income Tax Benefit (Expense)

We are subject to corporate U.S. federal, state, and local income taxation. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.

Total Discontinued Operations

Total discontinued operations consist of the results of our California operations, which include the entirety of our Medicaid line of business. For certain of our California divestiture transactions, we continue to be responsible for any liabilities arising from the business that were incurred prior to the closing date of such transaction, including any fines, penalties, and other sanctions relating to the DMHC matter, the payment of claims for medical services incurred prior to the effective date of each transaction, a liability for unrecognized tax benefits for which we are indemnified, and other contingent liabilities that we currently believe are remote. For additional discussion, see Note 11 to the Condensed Consolidated Financial Statements.

Results of Operations

The following table summarizes key components of our results of operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Medical services revenue	$457,646	$311,734	$1,367,736	$894,043
Other operating revenue	967	950	2,937	3,283
Total revenues	458,613	312,684	1,370,673	897,326
Expenses:
Medical services expense	414,202	260,933	1,217,039	728,949
Other medical expenses	29,454	26,325	86,809	79,512
General and administrative	34,683	30,368	114,001	91,200
Stock-based compensation expense	11,960	1,558	287,980	4,734
Depreciation and amortization	3,915	3,344	10,923	9,861
Total expenses	494,214	322,528	1,716,752	914,256
Income (loss) from operations	(35,601)	(9,844)	(346,079)	(16,930)
Other income (expense):
Other income (expense), net	(269)	(469)	4,034	(421)
Interest expense	(867)	(1,953)	(5,306)	(6,182)
Income (loss) before income taxes	(36,737)	(12,266)	(347,351)	(23,533)
Income tax benefit (expense)	(256)	(35)	(707)	(74)
Income (loss) from continuing operations	(36,993)	(12,301)	(348,058)	(23,607)
Discontinued operations:
Income (loss) from discontinued operations	1,117	584	(1,781)	(11,845)
Income tax benefit (expense)	(82)	(110)	(211)	(385)
Total discontinued operations	1,035	474	(1,992)	(12,230)
Net income (loss)	(35,958)	(11,827)	(350,050)	(35,837)
Noncontrolling interests’ share in earnings (loss)	115	—	284	—
Net income (loss) attributable to common shares	$(35,843)	$(11,827)	$(349,766)	$(35,837)

The following table summarizes our results of operations as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Medical services revenue	100	100	100	100
Other operating revenue	—	—	—	—
Total revenues	100	100	100	100
Expenses:
Medical services expense	90	83	89	81
Other medical expenses	6	8	6	9
General and administrative	8	10	8	10
Stock-based compensation expense	3	1	21	1
Depreciation and amortization	1	1	1	1
Total expenses	108	103	125	102
Income (loss) from operations	(8)	(4)	(25)	(2)
Other income (expense):
Other income (expense), net	—	—	—	—
Interest expense	—	(1)	—	(1)
Income (loss) before income taxes	(8)	(4)	(25)	(3)
Income tax benefit (expense)	—	—	—	—
Income (loss) from continuing operations	(8)	(4)	(25)	(3)
Discontinued operations:
Income (loss) from discontinued operations	—	—	—	(1)
Income tax benefit (expense)	—	—	—	—
Total discontinued operations	—	—	—	(1)
Net income (loss)	(8)	(4)	(26)	(4)
Noncontrolling interests’ share in earnings (loss)	—	—	—	—
Net income (loss) attributable to common shares	(8)	(4)	(26)	(4)

Comparison of the Three and Nine Months Ended September 30, 2021 to the Three and Nine Months Ended September 30, 2020

Medical Services Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Medical services revenue	$457,646	$311,734	$145,912	47%	$1,367,736	$894,043	$473,693	53%
% of total revenues	100%	100%			100%	100%

Medical services revenue increased for the three and nine months ended September 30, 2021 due primarily to growth in average membership of 43% and 45%, respectively, which was attributable to three new geographies that began to generate revenue in 2021 and growth in our existing geographies. The increase in medical services revenue for the three and nine months ended September 30, 2021 was also driven, to a lesser extent, by an increase in PMPM capitation rates of 2% and 5%, respectively.

Medical Services Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Medical services expense	$414,202	$260,933	$153,269	59%	$1,217,039	$728,949	$488,090	67%
% of total revenues	90%	83%			89%	81%

Medical services expense increased for the three and nine months ended September 30, 2021 due primarily to growth in average membership of 43% and 45%, respectively, which was attributable to three new geographies that became operational in 2021 and growth in our existing geographies. The increase in medical services expense for the three and nine months ended September 30, 2021 was also driven, to a lesser extent, by an increase in average medical services expense per member of 11% and 15%, respectively. The increase in average medical services expense reflects, in part, the impact from COVID-19 on healthcare utilization in the prior year periods.

Other Medical Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Other medical expenses	$29,454	$26,325	$3,129	12%	$86,809	$79,512	$7,297	9%
% of total revenues	6%	8%			6%	9%

Other medical expenses increased by $3.1 million, or 12%, for the three months ended September 30, 2021 compared to 2020. Partner physician incentive expense declined by $2.6 million to $14.3 million in 2021 compared to $16.9 million in 2020. Other provider costs increased by $5.7 million to $15.2 million in 2021 compared to $9.5 million in 2020, resulting from the increase in the number of geographies and members on our platform. Other provider costs for the three months ended September 30, 2021 include $3.5 million of costs related to geographies that will become operational in January 2022, while other provider costs for the three months ended September 30, 2020 include $1.9 million of costs related to geographies that became operational in 2021.

Other medical expenses increased by $7.3 million, or 9%, for the nine months ended September 30, 2021 compared to 2020. Partner physician incentive expense declined by $11.4 million to $42.8 million in 2021 compared to $54.2 million in 2020. Other provider costs increased by $18.7 million to $44.0 million in 2021 compared to $25.3 million in 2020, resulting from the increase in the number of geographies and members on our platform. Other provider costs for the nine months ended September 30, 2021 include $8.0 million of costs related to geographies that will become operational in January 2022, while other provider costs for the nine months ended September 30, 2020 include $4.1 million of costs related to geographies that became operational in 2021.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
General and administrative	$34,683	$30,368	$4,315	14%	$114,001	$91,200	$22,801	25%
% of total revenues	8%	10%			8%	10%

General and administrative expenses increased $4.3 million, or 14%, for the three months ended September 30, 2021 compared to 2020. Operating costs to support our live geographies and enterprise functions increased by $8.1 million to $33.5 million in 2021 compared to $25.4 million in 2020 due primarily to growth in operating costs incurred to support geographies that became operational in 2021, along with additional costs related to our operations as a public company. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased to 7% for the three months ended September 30, 2021 compared to 8% for the same period in 2020. Investments to support geography entry increased to $2.7 million in 2021, compared to $2.0 million in 2020 due to increased costs associated with our geographies that become operational in the following calendar year. In aggregate, costs incurred for severance, fees paid to our majority shareholder, and accruals for unasserted claims and contingent liabilities decreased by $4.5 million primarily as a result of a reduction in reserves for certain contingent liabilities.

General and administrative expenses increased $22.8 million, or 25%, for the nine months ended September 30, 2021 compared to 2020. Operating costs to support our live geographies and enterprise functions increased by $18.5 million to $92.6 million in 2021 compared to $74.1 million in 2020 due primarily to growth in operating costs incurred to support geographies that became operational in 2021, along with additional costs related to our operations as a public company. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased to 7% for the nine months ended September 30, 2021 compared to 8% for the same period in 2020. Investments to support geography entry increased to $12.7 million in 2021, compared to $6.3 million in 2020 due to increased costs associated with our geographies that become operational in the following calendar year. In aggregate, costs incurred for severance, fees paid to our majority shareholder, and accruals for unasserted claims and contingent liabilities decreased by $2.1 million primarily as a result of a reduction in reserves for certain contingent liabilities.

Stock-based compensation expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Stock-based compensation expense	$11,960	$1,558	$10,402	668%	$287,980	$4,734	$283,246	5983%
% of total revenues	3%	—%			21%	1%

Total stock-based compensation expense for the three months ended September 30, 2021 was $12.0 million compared to $1.6 million in 2020. The increase in 2021 primarily relates to the satisfaction of a performance condition associated with certain stock options in the third quarter of 2021. Total stock-based compensation expense for the nine months ended September 30, 2021 was $288.0 million compared to $4.7 million in 2020. Substantially all of the increase in 2021 relates to shares issued under partner physician group equity agreements in connection with our IPO in April 2021 and the satisfaction of a performance condition associated with certain stock options in the third quarter of 2021.

Total Discontinued Operations

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Total discontinued operations	$1,035	$474	$561	118%	$(1,992)	$(12,230)	$10,238	84%
% of total revenues	—%	—%			—%	(1)%

Discontinued operations generated income of $1.0 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively. Discontinued operations generated losses of $2.0 million and $12.2 million for the nine months ended September 30, 2021 and 2020, respectively. As we completed the dispositions of our Southern California, Fresno and remaining California operations in August 2020, October 2020, and February 2021, respectively, medical margin and general and administrative expenses related to discontinued operations declined during 2021. For additional discussion related to discontinued operations, see Note 11 to our Condensed Consolidated Financial Statements.

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

We define Adjusted EBITDA as net income (loss) adjusted to exclude: (i) income (loss) from discontinued operations, net of income taxes, (ii) interest expense, (iii) income tax expense (benefit), (iv) depreciation and amortization expense, (v) geography entry costs, (vi) share-based compensation expense, (vii) severance and related costs, and (viii) certain other items that are not considered by us in the evaluation of ongoing operating performance. We reflect our share of Adjusted EBITDA for equity method investments by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis.

Income (loss) from operations is the most directly comparable GAAP measure to network contribution. Net income (loss) is the most directly comparable GAAP measure to Adjusted EBITDA.

We believe network contribution and Adjusted EBITDA help identify underlying trends in our business and facilitate evaluation of period-to-period operating performance of our live geographies by eliminating items that are variable in nature and not considered by us in the evaluation of ongoing operating performance, allowing comparison of our recurring core business operating results over multiple periods. We also believe network contribution and Adjusted EBITDA provide useful information about our operating results, enhance the overall understanding of our past performance and future prospects, and allow for greater transparency with respect to key metrics we use for financial and operational decision-making. We believe network contribution and Adjusted EBITDA or similarly titled non-GAAP measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance. Other companies may calculate network contribution and Adjusted EBITDA or similarly titled non-GAAP measures differently from the way we calculate these metrics. As a result, our presentation of network contribution and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, limiting their usefulness as comparative measures.

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

The following table sets forth a reconciliation of income (loss) from operations to network contribution using data derived from our consolidated condensed financial statements for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) from operations	$(35,601)	$(9,844)	$(346,079)	$(16,930)
Other operating revenue	(967)	(950)	(2,937)	(3,283)
Other medical expenses	29,454	26,325	86,809	79,512
Other medical expenses—live geographies(1)	(25,977)	(24,377)	(78,794)	(75,420)
General and administrative	34,683	30,368	114,001	91,200
Stock-based compensation expense	11,960	1,558	287,980	4,734
Depreciation and amortization	3,915	3,344	10,923	9,861
Network contribution	$17,467	$26,424	$71,903	$89,674

(1)
Represents physician incentive expense related to surplus sharing and other direct medical expenses incurred to improve care for our members in our live geographies. Excludes costs in geographies that are in implementation and are not yet generating revenue. For the three months ended September 30, 2021 and 2020, costs incurred in implementing geographies were $3.5 million and $1.9 million, respectively. For the nine months ended September 30, 2021 and 2020, costs incurred in implementing geographies were $8.0 million and $4.1 million, respectively.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA using data derived from our consolidated condensed financial statements for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(35,958)	$(11,827)	$(350,050)	$(35,837)
(Income) loss from discontinued operations, net of income taxes	(1,035)	(474)	1,992	12,230
Interest expense	867	1,953	5,306	6,182
Income tax expense (benefit)	256	35	707	74
Depreciation and amortization	3,915	3,344	10,923	9,861
Geography entry costs(1)	6,181	3,907	20,726	10,430
Severance and related costs	856	825	5,098	3,516
Management fees(2)	—	452	433	1,135
Stock-based compensation expense	11,960	1,558	287,980	4,734
EBITDA adjustments related to equity method investments(3)	1,655	—	2,307	—
Other(4)	(2,712)	1,734	2,651	6,070
Adjusted EBITDA	$(14,015)	$1,507	$(11,927)	$18,395

(1)
Represents direct geography entry costs, including investments to develop and expand our platform, physician incentive expense, and employee-related expenses. For the three months ended September 30, 2021 and 2020, (i) $3.5 million and $1.9 million, respectively, are included in other medical expenses and (ii) $2.7 million and $2.0 million, respectively, are included in general and administrative expenses. For the nine months ended September 30, 2021 and 2020, (i) $8.0 million and $4.1 million, respectively, are included in other medical expenses and (ii) $12.7 million and $6.3 million, respectively, are included in general and administrative expenses.
(2)
Represents management fees and other expenses paid to Clayton Dubilier & Rice, LLC (“CD&R”). In connection with our initial public offering, we terminated our consulting agreement with CD&R, effective April 16, 2021. We were not charged a fee in connection with the termination of this agreement.
(3)
Includes direct geography entry costs of $1.2 million for the three and nine months ended September 30, 2021.
(4)
Includes changes in non-cash accruals for unasserted claims and contingent liabilities.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from our capitation arrangements with payors, issuances of equity securities and borrowings under the 2021 Credit Facilities. We generally invest any excess cash in money market accounts, which are classified as cash and cash equivalents. As of September 30, 2021, we had cash and cash equivalents of $1.1 billion.

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

We may require additional financing to fund working capital and pay our obligations. We may seek to raise any necessary additional capital through a combination of public or private equity offerings and/or debt financings. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us, if at all. If adequate funds are not available on acceptable terms when needed, we may be required to significantly reduce operating expenses, which may have a material adverse effect on our business, financial condition, cash flows, and results of operations. If we do raise additional capital through public or private equity, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Our ability to pay dividends to holders of our common stock is significantly limited as a practical matter by our growth plans as well as the 2021 Credit Facilities insofar as we may seek to pay dividends out of funds made available to us by agilon health management, inc. (“agilon management”) or its subsidiaries because the 2021 Credit Facilities restrict agilon management’s ability to pay dividends or make loans to us. The borrower on the Credit Facilities is agilon management, our wholly-owned subsidiary. The 2021 Credit Facilities are guaranteed by certain of our subsidiaries, including those identified as VIEs, and contain customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows. The following table sets forth changes in cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Net cash provided by (used in) operating activities	$(99,262)	$(39,865)	$(59,397)
Net cash provided by (used in) investing activities	(87,903)	(1,208)	(86,695)
Net cash provided by (used in) financing activities	1,143,973	25,381	1,118,592

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities was $99.3 million for the nine months ended September 30, 2021 compared to $39.9 million for the nine months ended September 30, 2020. The increase in net cash used in operating activities was primarily a result of: (i) the transition of claims payment services back to the health plan for one of our capitation contracts effective January 1, 2021, (ii) higher geography entry costs, and (iii) an increase in general and administrative expenses, including prepayments related to public company insurance, partially offset by lower cash used in our California operations. Additionally, 2020 benefitted from lower claims payments due to reduced utilization as a result of the impact of COVID-19.

Our cash flow from operations is dependent upon the number of members on our platform, the timing of settlements with payors and the level of operating and general and administrative expenses necessary to operate and grow our business, among other factors.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities was $87.9 million for the nine months ended September 30, 2021 compared to $1.2 million for the nine months ended September 30, 2020. The increase in net cash used in investing activities was primarily a result of providing net loans to our physician partner groups in connection with taxes payable on shares distributed to them upon completion of the IPO under the partner physician group equity agreements of $76.0 million and an $8.2 million increase in investments in property and equipment and intangible assets.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $1.1 billion for the nine months ended September 30, 2021 compared to $25.4 million for the nine months ended September 30, 2020. In February 2021, we refinanced our existing debt with a $100.0 million term loan, receiving net proceeds of $30.1 million. In April 2021, we received net proceeds of approximately $1.2 billion upon the completion of our IPO, after deducting underwriting discounts and commissions and offering costs. Upon completion of our IPO in April 2021, we repaid $50.0 million of the term loan as required under the terms of our credit facility. During the nine months ended September 30, 2020, we raised net proceeds of $32.7 million from private sales of our common stock and repurchased $6.7 million of common stock.

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

For additional discussion on our debt obligations, see Note 7 to the Condensed Consolidated Financial Statements for additional information about our outstanding debt.

Equity

As of September 30, 2021, we had 391.5 million shares of common stock outstanding. On April 19, 2021, we completed the initial public offering of 53,590,000 shares of common stock at the public offering price of $23.00. The net proceeds of the offering were approximately $1.2 billion, after underwriting fees and other offering expenses. On September 14, 2021, CD&R and certain of our officers and directors completed a secondary offering of 19,550,000 shares of common stock by at a price to the public of $30.00 per share. We did not receive any proceeds from the secondary offering. See Note 9 to the Condensed Consolidated Financial Statements for additional information about our equity transactions.

Contractual Obligations

Our capital commitments to physician partners to support physician partner expansion and related purposes increased by $28.1 million to $46.8 million at September 30, 2021 when compared to December 31, 2020. There have been no other material changes, outside of the ordinary course of business and indebtedness, to our commitments during the nine months ended September 30, 2021.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2021.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our historical experience, known trends and events, and various other assumptions that we believe are reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in the Prospectus in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies” and Note 2 to the Condensed Consolidated Financial Statements. There have been no significant changes to our critical accounting policies during 2021 other than as disclosed in Note 2 to the Condensed Consolidated Financial Statements.

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

Our exposures to market risk for changes in interest expense relate primarily to the 2021 Credit Facilities. Indebtedness under the 2021 Credit Facilities is floating rate debt and is carried at amortized cost. Therefore, fluctuations in interest rates will impact our consolidated financial statements. A rising interest rate environment will increase the amount of interest paid on this debt. A hypothetical 100 basis point change in interest rates would impact our interest expense by less than $1.0 million for the nine months ended September 30, 2021.

We held cash, cash equivalents and restricted cash equivalents of $1.1 billion as of September 30, 2021, consisting of bank deposits, certificates of deposits, and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash, cash equivalents and restricted cash equivalents.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification by Steven J. Sell, agilon’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Timothy S. Bensley, agilon’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Steven J. Sell, agilon’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Timothy S. Bensley, agilon’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2021	agilon health, inc.

(Registrant)

/s/ TIMOTHY S. BENSLEY
Timothy S. Bensley
Chief Financial Officer
(Principal Financial Officer)