Form 10-K
period 2021-12-31
agilon health, inc.
filed 2022-03-03
CIK 1831097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-40332

agilon health, inc.

(Exact name of registrant as specified in its charter)

Delaware	37-1915147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6210 E Hwy 290, Suite 450 Austin, Texas	78723 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (562) 256-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	AGL	The New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6.6 billion.

As of February 15, 2022, there were 401,177,778 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

agilon health, inc.

Form 10-K

For the Fiscal Year Ended December 31, 2021

All references in this report to “agilon,” “we,” “us” or “our” mean agilon health, inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “agilon health, inc.” mean the parent company without its subsidiaries.

Cautionary Language Regarding Forward-Looking Statements

Statements in this Annual Report on Form 10-K (the “Report”) that are not historical factual statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, our financial position, results of operations, cash flows, prospects, and growth strategies.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition, and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under “Item 1A, Risk Factors” in this Report, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•
our history of net losses, and our ability to achieve or maintain profitability in an environment of increasing expenses;
•
our ability to identify and develop successful new geographies, physician partners and health plan payors, or to execute upon our growth initiatives;
•
our ability to execute our operating strategies or to achieve results consistent with our historical performance;
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
•
the impact of restrictive or exclusivity clauses in some of our contracts with physician partners that may prohibit us from establishing new risk-bearing entities (each, an “RBE”) within certain geographies in the future;
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
•
our ability to protect the confidentiality of our know-how and other proprietary and internally developed information
•
our subsidiaries’ lack of performance or ability to fund their operations, which could require us to fund such losses;
•
our dependence on a limited number of key health plan payors;
•
the limited terms of our contracts with health plan payors and that they may not be renewed upon their expiration;
•
our reliance on our health plan payors for membership attribution and assignment, data and reporting accuracy, and claims payment;
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
•
regulatory inquiries and corrective action plans imposed by our health plan payors;
•
repayment obligations arising out of payor audits;
•
the impact on our revenue of Centers for Medicare & Medicaid Services’ (“CMS”) modifying the methodology used to determine the revenue associated with MA members;
•
negative publicity regarding the managed healthcare industry;
•
the extensive regulation of the healthcare industry at the federal, state, and local levels;
•
our indebtedness and the potential that we may incur additional substantial indebtedness;
•
our ability to compete in our competitive industry; and
•
risks related to other factors discussed under “Risk Factors” in this Annual Report on Form 10-K.

Except as required by law, we do not undertake, and hereby disclaim, any obligation to update any forward-looking statements, which speak only as of the date on which they are made.

PART I

ITEM 1. Business

Overview

Our business is transforming healthcare by empowering the primary care physicians ("PCPs") to be the agents for change in the communities they serve. We believe that PCPs, with their intimate patient-physician relationships, are best positioned to drive meaningful change in quality, cost and patient experience when provided with the right infrastructure and payment model. Through our combination of the agilon platform, a long-term partnership model with existing physician groups and a growing network of like-minded physicians, we are poised to revolutionize healthcare for seniors across communities throughout the United States. Our purpose-built model provides the necessary capabilities, capital and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. Our model operates by primarily forming RBEs within local geographies, that enter into arrangements with payors providing for monthly payments to manage the total healthcare needs of our physician partners’ attributed patients (or global capitation arrangements). The RBEs also contract with agilon to perform certain functions and enter into long-term professional service agreements with one or more anchor physician groups pursuant to which the anchor physician groups receive a base compensation rate and share in the savings from successfully improving quality of care and reducing costs.

Our company was formed in 2016, and we established our inaugural partnership with an anchor physician group in 2017. Our ability to rapidly build scaled positions in local communities has allowed us to grow to 16 anchor physician groups and 17 geographies in fewer than five years. Our platform has enabled us to grow our total membership by 42% and revenue by 50% from December 31, 2020 to December 31, 2021. As of December 31, 2021, the PCPs on our platform serve approximately 238,000 senior members, which includes 186,300 MA members and 51,700 Medicare fee-for-service (“FFS”) beneficiaries through five direct contracting entities (“DCEs”) through our participation in the CMS Innovation Center Direct Contracting Model, which our PCPs serve.

For a description of our significant activities during 2021, see “Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—2021 Transaction Overview” in this report.

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

The agilon Platform: The agilon platform is holistic in supporting the rapid transition to a Total Care Model with technology, people, process and capital. Our purpose-built platform comprises an integrated set of capabilities designed to continuously improve. Our platform is delivered to our anchor physician groups through a long-term partnership model to support the adoption and success of a Medicare-centric, globally capitated line of business:

•
Health Plan Payor Engagement: In each community, we connect multiple payors, patients and physicians around a single, purpose-built platform for MA patients with one streamlined and simplified approach to quality, patient experience, clinical program management and financial management.
•
Direct Contracting Model: Enables our PCPs to expand our Total Care Model to patients enrolled in traditional Medicare FFS through the CMS Innovation Center Direct Contracting Model. This enables our PCPs to align the healthcare delivery of MA and Medicare FFS patients, providing them with greater opportunities to engage these patients and improve their overall experience.
•
Data Integration and Management: Integration with health plan systems, physician electronic medical record (“EMR”) systems, labs, pharmacies and other third-party platforms to organize disparate data into actionable insights for our PCPs to improve quality of care, cost and patient and physician experience.
•
Clinical Programs and Product Development: Combining insights from evidence-based medicine and patient-level data, our medical leadership and local physician leaders develop high-value, actionable playbooks for physicians to deliver quality care, which include operational plans, analytics and tracking metrics.

•
Quality (Clinical and Experience): The agilon platform provides actionable consolidated information, centralized and local resources and processes to expand access, strengthen the patient-physician relationship and reduce medically unnecessary drivers of healthcare costs.
•
Growth: We enable our partners to create a local brand that embodies the value of the Total Care Model for patients as well as the history and culture of our physician partners. Through the development of this local brand and a Medicare-centric education approach, we enable our physician partners to actively engage with their patients who are currently Medicare-eligible but are not covered by an MA plan and their 60-64 year old patients who will become Medicare-eligible, to enable their patients to make educated healthcare choices. These existing patients represent a large, growing and durable source of potential attributed member growth.
•
Performance Management Analytics: Our quality and cost network dashboards are continuously updated and used by physician group leaders to facilitate constructive dialogue and best practice sharing that benefits from the growth of our network.
•
Financial Management: Leveraging our dedicated team of subject-matter experts, and our robust technologies and capabilities, our platform operationalizes the finance elements of a risk-bearing structure.
•
National Policy: We believe we are able to unite the voices of our community-based physician leaders to inform and advance policy in Washington, D.C.

agilon’s Long-term Physician Partner Model: We built the agilon platform to be deployed through an aligned long-term partnership model with community-based physician groups to move healthcare closer to the physician, be outcome-centric and optimize the long-term sticky relationship between a patient and their existing physician. Through this partnership, our physician partners’ existing MA patient panels are attributed to our platform through our subscription-like per-member per-month ("PMPM") agreements with payors. The combination of these subscription-like agreements, the sticky patient-physician relationship and our long-term partnership model, which is typically 20 years in duration, results in a growing and recurring revenue stream and provides significant visibility into the near-term and long-term financial trajectory for both agilon and our anchor physician groups. In January of each year, we typically have visibility into greater than 90% of that year’s projected revenue. As earnings are generated at the local level due to improvements in quality of care and management of healthcare costs, we share those earnings with our anchor physician groups.

agilon’s Network: Enhancing the power and growth of the agilon platform is the rapidly expanding group of leading community-based physician partners, functioning as a collaborative group through the agilon network. We believe the power of this network is demonstrated by our ability to add new physician partners and to attract additional PCPs to our physician partners. The ability to share best practices, influence the development of the platform, compare notes on the transition to a Total Care Model and learn from one another represents a valuable opportunity for physicians who intentionally choose an independent path rather than joining a health system or insurance provider. We believe the power of a like-minded group of community-based physicians, many of whom are leaders in their community, will enhance innovation, growth, quality of care and patient experience, and ultimately strengthen the power of the independent physician business model in local communities across the country.

The agilon Flywheel Effect: Our platform, partnership and network model enable our physician partners to be the quarterback for healthcare delivery in their community, and successfully operate a Medicare-centric, globally capitated line of business. This generates improving quality and cost outcomes, growing membership and increasing medical margin per member, which we share with our physician partners pursuant to our long-term partnership model. We believe this continuous improvement in patient and physician engagement and experience leads to more PCPs joining our platform and ultimately improves the success of each physician partner on the platform. As our platform grows, we believe we will be able to leverage our scale to drive additional investment in our geographies to accelerate this flywheel for the benefit of our physician partners and their patients.

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, cash flows, and results of operations that you should consider before making a decision to invest in our common stock. These risks include, but are not limited to, the following:

Risks Related to Our Business

•
our history of net losses and the expectation that our expenses will increase in the future;
•
failure to identify and develop successful new geographies, physician partners and payors, or execute upon our growth initiatives;
•
success in executing our operating strategies or achieving results consistent with our historical performance;
•
significant reductions in membership;
•
challenges for our physician partners in the transition to a Total Care Model;
•
inaccuracies in the estimates and assumptions we use to project the size, revenue or medical expense amounts of our target geographies, our members’ risk adjustment factors, medical services expense, incurred but not reported claims and earnings pursuant to payor contracts;
•
the spread of, and response to, the novel coronavirus, or COVID-19, and the inability to predict the ultimate impact on us;

Risks Related to Our Reliance on Third Parties

•
dependence on a limited number of key payors, including for membership attribution and assignment, data and reporting accuracy and claims payment;
•
dependence on physician partners and other providers to effectively manage the quality and cost of care and perform obligations under payor contracts, which contracts generally provide that if the cost of care exceeds the corresponding capitation revenue we receive from payors in respect of attributed members we may realize operating deficits, which are typically not capped, and could lead to substantial losses;
•
dependence on physician partners to accurately, timely and sufficiently document their services and potential False Claims Act or other liability if any diagnosis information or encounter data are inaccurate or incorrect;

Risks Related to Our Industry and Government Programs

•
reductions in reimbursement rates or methodology applied to derive reimbursement from, or discontinuation of, federal government healthcare programs, from which we drive substantially all of our total revenue;
•
statutory or regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, and any impact on government funding, program coverage and reimbursements;
•
the impact on our revenue of CMS modifying the methodology used to determine the revenue associated with MA members;

Legal and Regulatory Risks

•
ability to comply with federal, state and local regulations and laws we are subject to, or to adapt to changes in or new regulations or laws, including as such regulations and laws that relate to our physician alignment strategies with our physician partners or the corporate practice of medicine;
•
our physician partners’ compliance with federal and state healthcare fraud and abuse laws and regulations;

Risks Related to Our Indebtedness

•
potential to incur substantial indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business or satisfy our obligations; and

Risks Related to Our Common Stock

•
the influence of CD&R Vector Holdings, L.P. (the “CD&R Investor”) and our status as a “controlled company.”

These risks are discussed in more detail in Item 1A below.

Reimbursement Model and Organization

Under a traditional FFS reimbursement model, physicians are paid a fixed amount for services provided during a patient visit, regardless of a patient’s medical need or health outcome. As a result, physician reimbursement is solely related to the volume of patient visits and procedures performed, thereby offering limited financial incentive to focus on preventative care and cost containment. Value-based care models offer alternative reimbursement models, which typically incentivize physicians for improving the cost and quality of healthcare provided for an attributed patient population. Various types of value-based care reimbursement models exist, including capitation, bundled payments, or payments for attainment of improved quality metrics or medical cost efficiency.

Under our Total Care Model, which is a type of value-based care reimbursement model, we are responsible for managing the medical costs associated with our attributed members. This structure empowers physicians to focus on the improvement of the quality of care provided, and to share in the financial surplus created to the extent premiums received exceed the cost of medical care. Under such a structure, physicians are incentivized to improve the quality and efficiency of care as well as health outcomes for their patients.

Physician and Payor Contractual Relationships

Physicians

Our business model combines the agilon platform, a network of like-minded physicians and a long-term partnership model in order to provide physician groups with the necessary capabilities, capital and business model to create a Medicare-centric, globally capitated line of business. We believe that failing to empower PCPs to drive meaningful change in quality, cost and patient experience has historically fostered waste, unnecessary variability in care and poor patient experience and health outcomes. We seek to partner with leading community-based physician groups under a Total Care Model. We have formed long-term partnerships with diverse leading community-based physician groups in geographies such as Columbus, Austin, Pittsburgh, Michigan, North Carolina, Hartford and Buffalo. By providing technology, people, process and capital, we aim to improve the quality and cost of healthcare and drive long-term growth while creating a sustainable business model for our physician partners.

Under the Total Care Model, we typically operate by forming RBEs within local geographies. These wholly-owned RBEs enter into risk-bearing, global capitation agreements with payors, contract with agilon to perform certain functions and enter into long-term professional service agreements with one or more partner primary care or multi-specialty physician groups. We refer to these groups as our “anchor physician groups.” Individual MA members whose care is provided by PCPs employed or affiliated with our anchor physician groups are attributed to the RBE, which bears financial responsibility for the associated medical costs of such members. We have entered into long-term professional services agreements with our anchor physician groups, which typically have a contractual duration of 20 years. In accordance with relevant accounting guidance, each of these RBEs is determined to be a variable interest entity consolidated by agilon, as we have: (i) the ability, through the management services and governance arrangements, to direct the activities (excluding clinical decisions) that most significantly affect the RBE’s economic performance; and (ii) the obligation to absorb losses of or the right to receive benefits that could be potentially significant to the RBE.

Through incentive compensation arrangements, we share a portion of the RBE’s savings from successfully improving the quality of care and reducing costs with our anchor physician groups. Typically, our anchor physician groups receive a FFS base compensation rate for services rendered which is paid directly by health plan payors to our anchor physician groups or, in certain arrangements, paid from the health plan payor to the applicable RBE, who pays the compensation received to our anchor physician groups. In certain cases, our anchor physician groups may be entitled to a guaranteed minimum FFS base compensation rate from the RBE in the event that the FFS base compensation rate paid by the health plan payor does not meet the negotiated base compensation rate as agreed between the RBE and the anchor physician group, or if the FFS base compensation rate paid by the health plan payor falls below what the anchor physician group had received prior to joining our platform. Historically, the base compensation rates paid directly by the health plan payors to our anchor physician groups have met or exceeded applicable guaranteed minimum FFS base compensation rates. This base compensation is initially negotiated with the RBE for the first ten years of each agreement, subject to annual increases based on current market rates and other agreed upon adjustment factors, after which it is subject to renegotiation. Although our RBEs are wholly-owned subsidiaries of agilon, our anchor physician groups participate in each RBE’s governance, with individuals designated or nominated by the applicable anchor physician groups having representation on each RBE’s board of directors. Most of our contracts with our anchor physician groups contain exclusivity or other provisions intended to promote interconnectedness with our physician partners for applicable lines of business in order to facilitate the longevity and stability of the partnership. Typically, these contracts provide for termination rights that are triggered upon certain events, subject to applicable cure periods, including bankruptcy or insolvency events, exclusion, suspension or debarment from state or federal government programs and the occurrence of government action that can be reasonably expected to negatively influence our business. We have historically issued certain stock-based instruments, which we refer to as “partner physician group equity agreements,” to our anchor physician groups pursuant to which they are entitled to receive equity of their local RBE or agilon health, respectively, in the future only upon the occurrence of certain events deemed a “change of control” of the RBE, or a “change of control” of agilon health, if such event occurs before a “change of control” of the RBE. Upon our initial public offering, a “change of control” event occurred for the agilon health related instruments and the respective physician groups received equity. For additional discussion related the agilon health related instruments, see “Critical Accounting Policies – Stock-Based Compensation.”

In addition, in Hawaii we operate under a risk-bearing independent practice association model through which we have broadly contracted with physicians across the state and have developed select deeper primary care relationships within the network. PCPs in our Hawaii network are typically compensated on an FFS basis based on applicable Medicare fee schedules.

In addition to our contractual arrangements with our physician partners, we also maintain relationships with other providers who care for our members, including hospitals, specialists and ancillary providers. Such providers typically contract directly with payors. We and our physician partners maintain effective working relationships with the majority of the higher-volume providers in our geographies in order to retain insight into the provision of care to our members and ensure care is rendered effectively and in a manner which supports the achievement of appropriate clinical outcomes.

Health Plan Payors

We enter into contractual agreements with health plan payors in each of our geographies, under which we are financially responsible for our physician partners’ provision of a defined spectrum of healthcare services to our members, in exchange for a defined PMPM fee for each of our members (which is also referred to as “global capitation”). The healthcare services for which we are responsible under such arrangements generally include all healthcare costs which CMS considers as Part A and B costs, including hospitalization and facility costs, primary and specialty care provider costs, and ancillary services cost. In certain of our payor arrangements, we are also financially responsible for Part D pharmaceutical costs for prescriptions rendered to our members. Through these payor agreements, we help to create access for our physician partners to value-based care reimbursement structures through our Total Care Model, which allow our physician partners to focus on the improvement of the quality of care provided to their patients, and to share in the financial surplus created to the extent premiums received exceed the cost of medical care.

The global capitation fees we are entitled to receive from our health plan payor contracts are typically based on a defined percentage of the corresponding monthly premium payments which the payor receives from CMS for members attributed to our PCPs and covered under such contracts. The premium payments to payors are based on county-level benchmark rates established by CMS and payors’ annual bid of amounts necessary to cover the cost of a standard MA patient, and are influenced by several factors, including, but not limited to, the applicable MA plan’s STAR rating and CMS’ risk-adjustment model, which compensates payors based on the health status (acuity) of each individual patient in the preceding calendar year. For agreements where we are delegated for claims payment, we utilize amounts received under the applicable agreement on a monthly basis to pay such claims for medical services rendered to our members. For agreements where the payor retains responsibility for paying claims on our behalf, as is the case today in the majority of our payor agreements, funding under the applicable agreement is utilized by the payor to pay such claims, and we receive surplus distributions on a monthly or quarterly basis. In these arrangements, the payor maintains the responsibility for entering into contractual agreements with network hospitals, network specialty physicians, and ancillary or other providers. Additionally, certain of our contracts with payors incorporate provisions in which we are eligible to earn additional payments on top of our capitation payments based upon the attainment of defined quality performance criteria correlated to applicable STAR ratings criteria. Premiums received may be subject to future adjustment.

We have developed local contracts across multiple payors, along with national form contracts with certain key payors, which provide a consistency of non-financial contract terms, data sharing, operational processes and governance structures and support portability of the agilon platform. We typically maintain various contracts with a single national payor in order to reflect varying economic terms across our geographies, and to provide for distinct subsidiary entities of our company and a national payor as parties to these contracts. As of December 31, 2021, we have relationships with 15 health plan payors across 17 geographies. Payors with which we contract include large national health plans as well as smaller local and regional insurers. We believe our ability to offer multiple MA plans and products to our physician partners in each geography creates significant value for our physician partners and the members that they serve. Members are able to select the plan and benefit design that meets their individual needs while our platform enables a seamless experience regardless of plan or product for all patients and physician groups. For the year ended December 31, 2021, Humana represented approximately 26% of our total revenue, and Humana, Aetna and United Healthcare collectively represented approximately 62% of our total revenue.

The agreements with our payors outline the range of healthcare services for which we are financially responsible and at risk, the services for which we are contracted to perform on the payor’s behalf and the key financial terms. Our contracts with payors generally have terms of one to three years and are typically renewed for one-year periods unless terminated in accordance with the terms of such agreements. When we enter into a new payor contract, we are typically required by the payor to contribute risk-bearing capital to the local operating subsidiary. This typically takes the form of letters of credit or restricted deposits, or the payor may retain a percentage of the capitation payments due under the applicable contract. Risk-bearing capital required by payors varies by payor and geography, but typically averages between 1.5-2.0% of projected annual gross revenue attributable to the corresponding agreement, and ranged from $50,000 to $10.0 million as of December 31, 2021.

Our payor agreements also typically incorporate various termination rights, which are negotiated based on the scope of the market-facing solutions that the payor has adopted and the duration of the contract. Most of our contracts include cure periods during which time we may attempt to resolve any issues that would trigger a payor’s ability to terminate the contract. However, certain of our contracts are also terminable immediately upon the occurrence of certain events. For example, some of our contracts may be terminated immediately by the payor if we lose applicable licenses, go bankrupt, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities.

The contracts with our payors impose other obligations on us. For example, we typically agree that all services provided under our contract and all employees providing such services will comply with such payor’s policies and procedures. We also typically agree to indemnify our payors against certain third-party claims.

Direct Contracting Model

On April 1, 2021, we, in conjunction with some of our physician partners, began participating in the Direct Contracting Model (currently referred to as the Global and Professional Direct Contracting (“GPDC”) Model) in certain geographies, through five currently approved DCEs which encompass more than 500 of our existing PCPs and serve over 50,000 Medicare FFS beneficiaries. The Direct Contracting Model is a voluntary payment model option aimed at reducing expenditures and preserving or enhancing quality of care for beneficiaries in traditional Medicare FFS established by the CMS Innovation Center.

Under the Direct Contracting Model, CMS contracts directly with each of the DCEs pursuant to participation agreements, in which such DCE selects risk-sharing and fee payment options. The participation agreements include various terms and conditions each DCE must comply with, including meeting certain operational requirements. Each of the DCEs has selected the Global risk-sharing option, in which the DCE assumes accountability for the total cost of care of the FFS beneficiaries aligned to such DCEs. In addition, each of our DCEs has selected the Primary Care Capitation Payment (the “PCC”) option. The participation agreements between our DCEs and CMS expire two years after the “Model Performance Period” established by CMS, which lasts from April 1, 2021 through December 31, 2026. The DCE may terminate its participation agreement with CMS at any time upon advance written notice. CMS has certain additional termination rights, including in connection with the termination of the Direct Contracting Model or non-compliance of the DCE. Additionally, CMS has the right to amend a participation agreement without the consent of the DCE for good cause, or as necessary to comply with applicable federal or state law, regulatory requirements, accreditation standards or licensing guidelines or rules.

In addition, the DCEs operate in partnership pursuant to participating medical group agreements with one or more of our physician partners in certain geographies. Our contracted physician partners provide Medicare services to their aligned beneficiaries, and bill CMS on a FFS basis for such services. In turn, in accordance with the PCC option, CMS compensates each physician partner for a portion of their billed services based on the applicable rate, and the remaining portion is paid to each DCE on a per Medicare beneficiary per month (“PBPM”) basis based on a prospective estimate of such remaining portion of billed services. In five years, CMS will no longer pay any portion to such physician partner based on FFS compensation rates, and will transition to compensating physician partners through their applicable DCE on a PBPM basis. Each DCE then remits payment out of the PBPM payments from CMS to its contracted physician partners on a monthly or quarterly basis pursuant to the applicable participating medical group agreement, which agreement also includes incentive compensation tied to the DCE’s net profits received for aligned beneficiaries. In addition, certain participating medical group agreements also allow the relevant physician partner to choose an adjustment to the applicable incentive compensation to receive a portion of such compensation in equity of agilon. Our DCEs’ participating medical group agreements provide for mutual indemnification rights, and have an initial term through December 31, 2026, unless earlier terminated.

On February 24, 2022, the CMS Innovation Center announced that it is redesigning the GPDC model and renaming it the Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”). The CMS Innovation Center concurrently introduced a Request for Applications (“RFA”) for a new cohort to begin the model on January 1, 2023, and it announced that all current GPDC model participants that meet ACO REACH requirements would be permitted to continue participating in the ACO REACH model as ACOs. The ACO REACH requirements outlined thus far include: 1) The development and implementation of a robust health equity plan to identify and better serve underserved communities; 2) the requirement that at least 75% control of each ACO's governing body be held by participating providers or their designated representatives (compared to 25% during the first two Performance Years of the GPDC model); and 3) the requirement that there be at least two beneficiary advocates on the governing board (at least one Medicare beneficiary and at least one consumer advocate), both of whom must hold voting rights. We do not anticipate that these new requirements will have a material impact on agilon’s current or future participation in this program, or inhibit our ability to continue and grow our participation in the model. In addition, The CMS Innovation Center announced that ACO REACH would include technical adjustments to the model’s parameters, including changes to benchmark calculations. The overall effect of these changes is not yet known.

Marketing and Distribution

In accordance with Medicare marketing guidelines, health plan payors are responsible for marketing directly to patients. Our focus is on outreach to existing community-based physician groups to join our platform, establishing and maintaining our local branding and strategies to support education for our Medicare-eligible members in evaluating their Medicare options.

Through our long-term partnership model, we partner with leading community-based physician groups in our existing geographies and aim to expand our geographic reach by partnering with community-based physician groups in new geographies, across the United States. Our growth strategy is supported by a dedicated business development team that works closely with physician groups, senior management and key stakeholders to identify potential physician groups to partner with and integrate onto our platform and into our network. Additionally, we believe our network of like-minded physician partners also attracts new physicians to join, as access to cross-market know-how and best practices encourages success in a Total Care Model.

Our enterprise marketing team develops branding strategies and identities in our geographies and supports the development of communication and branding materials to support the local growth of our physician partners and their Medicare patient population. This begins with our entry into a new geography. We create a local brand that embodies the value of the Total Care Model for patients as well as the history and culture of our physician partner. Each geography has its own customized brand, which includes “Senior Care Advantage” as part of the naming convention to help reinforce the value of our national network to payors, policy makers and other industry constituents. To empower patients to make informed decisions about their coverage options, educational opportunities and materials are offered throughout the year, including educational physician presentations, monthly “Medicare 101” sessions across every geography, on-line resources, in-office materials that explain the difference between traditional Medicare and MA, and patient communications that highlight Medicare election coverage windows.

Competition

The healthcare industry is highly competitive and fragmented. We currently face competition in every aspect of our business, including in offering a favorable reimbursement structure for existing physician partners and attracting health plan payors and physician partners who are not contracted with us, from a range of companies that provide care under a variety of models that could attract patients, providers and payors. Our primary competitors include ChenMed, Oak Street Health, Optum and VillageMD, in addition to numerous local provider networks, hospitals and health systems. Moreover, large, well-financed payors have in some cases developed their own managed services tools and may provide these services to their physicians and patients at discounted prices, or may seek to expand their relationships with additional competing physicians or physician networks. Other organizations may also seek to apply specialized services or programs, including providing data analytics or disease-based programs, designed to enable physicians or payors to operate successfully under value-based care arrangements. Although some of our competitors utilize elements of our MA multi-payor, globally capitated risk model deployed with community-based physician groups, including in certain of the geographies we serve, we do not believe any of our competitors offer a model that captures all elements of the agilon model. Our competitors typically vary by geography, and we may also encounter competition in the future from other new entrants. Our growth strategy and our business could be adversely affected if we are not able to continue to access existing geographies, successfully expand into new geographies or maintain or establish new relationships with payors and physician partners.

The principal competitive factors in our business include the nature and caliber of relationships with physicians; patient healthcare quality, outcomes and cost; the strength of relationships with payors; the quality of the physician experience; local geography leadership position; and the strength of the underlying economic model. We believe our first-of-its-kind platform, partnership and network model enables us to compete favorably.

Intellectual Property

We rely on a combination of trademark laws in the U.S. as well as confidentiality procedures and contractual provisions to protect our trade secrets, including proprietary technology, databases and our brand.

We have registered “agilon” and our logo as trademarks in the U.S. We also have filed other trademark applications that are meaningful to our business in the U.S. across various states and local jurisdictions, including for the use of the local brand created within each of our geographies, and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost-effective.

We are the registered holder of a variety of domain names that include “agilon” and similar variations.

We have developed proprietary technology and processes that support our operational programs and clinical insights, including our “CORE” technology platform and HCC Manager risk adjustment software application, both of which are proprietary systems that aid in the aggregation and analysis of third-party data we collect. Our internally developed technology is continuously refined to support the needs of our platform and partners. Although we do not currently hold a patent for CORE or HCC Manager, we continually assess the most appropriate methods of protecting our intellectual property and may decide to pursue available protections in the future.

We maintain our intellectual property and confidential business information in a number of ways. For instance, we have a policy of requiring all employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Our employee agreements also require relevant employees to assign to us all rights to any inventions made or conceived during their employment with us in accordance with applicable law. In addition, we have a policy of requiring individuals and entities with which we discuss potential business relationships to sign non-disclosure agreements. Lastly, our agreements with customers include confidentiality and non-disclosure provisions.

We may be unable to obtain, maintain and enforce our intellectual property rights, and assertions by third parties that we violate their intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

Human Capital

Overview

People join agilon because of our vision: To transform the future of healthcare in communities across the country by empowering exceptional patient-physician relationships. Together with our employees and physician partners, we have defined our company values and commitments to guide our everyday actions in executing our mission:

•
Partnership and Collaboration: We are One Team. We collaborate deeply. We embrace diversity. Together with our physician partners, we empower the care that our families and friends deserve.
•
Innovation: We rapidly adapt to our changing world and embrace the creativity of our physician partners and each other.
•
Quality and Service Excellence: We value results, not activity. We serve others with passion and humility.
•
Continuous Improvement: We are agile and move fast. We actively seek out and share feedback. We learn and improve every day.
•
Expertise: We are curious. We aspire to be experts and share our knowledge.
•
Accountability and Integrity: We celebrate our successes. We take ownership in everything we do.

Our human capital efforts are supported by our dedicated human resources team. This team supports the business in identifying and recruiting top talent, supporting the onboarding and orientation of new hires through a comprehensive new employee orientation, a manager’s toolkit and resources to support onboarding, goal setting, and in-year management, as well as a comprehensive semi-annual review process that ties to our company values and supports continuous learning and improvement. Our efforts to promote a positive employee experience and build culture are further supported and enhanced by local and national in-person and virtual events, including town halls, in-office celebrations, employee activity committees and most-valuable-player awards, meant to champion our employees and create a sense of community. We conduct annual employee engagement surveys to solicit feedback and help guide annual planning on efforts and initiatives to support our team members. We have also developed a taskforce that seeks to drive focused and targeted diversity and inclusion efforts, including employee focus groups and participation up and down the organization to ensure all voices are heard.

Total Rewards

We recognize how vital our employees are to our success and strive to offer comprehensive and competitive compensation and benefits to meet the varying needs of our colleagues and their families. The benefits and programs include annual and long-term incentives, a 401(k) plan, health and welfare insurance benefits, paid time off, flexible work schedules, and family leave, among many others, depending on eligibility.

Diversity, Equity & Inclusion (“DE&I")

We believe a great workplace fosters an environment where all employees can thrive and grow, and where differences are both encouraged and celebrated. We aim to attract, develop, retain and support a diverse workforce that reflects the many members, physician partners, and communities we serve. Under our DE&I Taskforce, we collaborate with our employees to develop and promote an internal diversity, equity and inclusion strategy that aims to foster a culture of inclusion. Our DE&I programs include development programs for high-potential female leaders (expanding opportunity to all under-represented groups), an unconscious bias curriculum, and DE&I training for our workforce.

Training and Development

We prioritize and invest in creating opportunities to help employees grow and build their careers through a multitude of training and development programs. Our training and development program promotes the importance of compliance across our business. Our employees demonstrate this commitment through our annual Code of Conduct training. We also provide training and development to all employees, focusing on career development, and professional development, including online courses designed to strengthen technical and hard-skills and enhance leadership development. We support career coaching, mentorship and accelerated leadership development programs to ensure mobility and advancement for our employees. Our employees are also encouraged to participate in mentoring programs with people of various backgrounds and cultures. We view mentoring as an essential development tool for sharing skills and knowledge so we can all succeed. Our commitment to mentoring feeds the successful future of our company.

Health & Safety

The health, safety, and wellness of our employees are vital to our success. We have a strong commitment to providing a safe working environment. From the outset of the COVID-19 pandemic, we took a comprehensive approach to managing occupational health and safety challenges presented by the pandemic, including implementing facial covering requirements for our workplaces, providing sick leave, and implementing additional protocols in accordance with applicable Occupational Safety and Health Administration (“OSHA”) requirements and guidance and Centers for Disease Control and Prevention (“CDC”) guidelines for workplaces. In 2020, we quickly and effectively transitioned a significant subset of our employees to a fully remote work environment in an effort to mitigate the spread of COVID-19. To date, our employees have continued to support our partners with the highest level of service from their home offices without a disruption in our business operations. We have taken this opportunity to maintain a fully remote work environment for the vast majority of our employees as part of our culture.

As of December 31, 2021, agilon and its subsidiaries had 648 employees, of whom 646 were full-time and two were part-time. None of our employees is a member of a labor union, and we have not experienced a work stoppage. Our employees do not include our physician partners, whom we do not directly employ. We believe we enjoy a good working relationship with our employees.

Healthcare and Other Applicable Regulatory Matters

The healthcare industry is highly regulated under both state and federal laws and regulations. Our operations and relationships with healthcare plans and providers are subject to extensive and increasing regulation by numerous federal, state, and local government agencies including the Office of Inspector General (“OIG”), the Department of Justice (“DOJ”), the CMS, the Office of Civil Rights, and various state authorities.

Corporate Practice of Medicine

Some states in which we operate have laws prohibiting the corporate practice of medicine; such laws generally prohibit business entities with non-physician owners, such as agilon and certain of its subsidiaries, from practicing medicine. States that have corporate practice of medicine laws limit the practice of medicine to licensed individuals or professional organizations comprising licensed individuals; therefore, non-medical professional entities are prohibited from employing or contracting with physicians (unless the entity satisfies a limited exception), exercising control over medical decisions, or engaging in certain arrangements with other physicians, such as fee-splitting. These laws vary widely from state to state. A violation of the corporate practice of medicine prohibition constitutes the unlawful practice of medicine, which is a public offense punishable by fines or criminal penalties. In addition, any physician who participates in a scheme that violates the state’s corporate practice of medicine prohibition may be subject to disciplinary action or potential forfeiture of revenues from payors for services rendered, or may be punished for aiding and abetting a non-medical professional entity in the unlawful practice of medicine. We typically operate by forming RBEs which contract with payors on the one hand and provide professional services through contractual relationships with PCPs on the other hand. While we believe that our practices are in substantial compliance with the corporate practice of medicine laws to which we are subject, if a state determines that we are not in compliance that may result in a material adverse effect on our business, results of operations or financial condition. See “Risk Factors—Legal and Regulatory Risks—Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our business, and the failure to comply with such laws, or any changes to such laws or regulations or similar laws or regulations could subject us to penalties and restructuring, or have a material adverse effect on our consolidation of the accounts of our majority-owned subsidiaries.”

Fee-Splitting Prohibitions

The laws of some states prohibit physicians from splitting with anyone, other than providers who are part of the same group practice, any professional fee, commission, rebate or other form of compensation for any services not actually and personally rendered. Fee-splitting laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities that have broad discretion in their enforcement. Courts in some states have interpreted fee-splitting statutes as prohibiting all percentage of gross revenue and percentage of net profit fee arrangements, despite the performance of legitimate services. In addition, courts have refused to enforce contracts found to violate state fee-splitting prohibitions. Further, fee-splitting arrangements could implicate other laws applicable to our business, such as anti-kickback and corporate practice of medicine laws and regulations.

While we believe we are in substantial compliance with fee-splitting laws in the states in which we operate, if we are found to be non-compliant, penalties for violating fee-splitting statutes or regulations may include medical license revocation, suspension, probation or other disciplinary action against our affiliated providers.

False Claims Acts

We are subject to numerous federal and state laws that prohibit the presentation of false information, or the failure to disclose information, in connection with the submission and payment of medical claims for reimbursement.

The federal civil and criminal false claims laws and civil monetary penalties laws, such as the federal False Claims Act, 31 U.S.C. §§ 3729—3733, impose civil liability on individuals or entities that submit false or fraudulent claims for payment to the federal government. The False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly or recklessly: presented, or caused to be presented, a false or fraudulent claim for payment or approval to the federal government; made, used or caused to be made or used a false statement or a false record to get a claim for payment approved, including a false or fraudulent claim; concealed, or knowingly and improperly avoided or decreased, an obligation to pay or transmit money or property to the federal government; or conspired to commit any of the foregoing. The government may deem entities to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information, billing for services not rendered, billing services at a higher payment rate than appropriate and billing for care that is not considered medically necessary.

The federal government has used the False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs. The federal government, including as a result of the passage of the ACA, and a number of courts have taken the position that claims presented in violation of certain other statutes, including the federal Anti-Kickback Statute (“AKS”) or the federal physician referral law, 42 U.S.C. 1395nn (the “Stark Law”), can also be considered a violation of the False Claims Act. Some government healthcare programs, including, but not limited to, the MA program, use a risk-adjustment model that adjusts premiums paid to contracted payors to reflect the specific characteristics of each enrolled member (including demographics, government program eligibility and health status). Many payors and government healthcare programs have set forth specific documentation rules that must be followed in compliantly selecting allowable codes. We rely on physician partners to follow the CMS documentation rules and code their claim submissions with accurate and substantially documented diagnoses, which we send to the payors, some of whom, in turn, submit the data to government healthcare agencies including CMS. In recent years, the DOJ has brought a number of investigations and actions under the federal False Claims Act against both payors and providers for alleged upcoding or improper coding of diagnosis coding under the risk-adjustment methodology. Further, amendments to the federal False Claims Act and Social Security Act impose severe penalties for the knowing and improper retention of overpayments collected from government payors.

A number of states have enacted laws that are similar to the federal False Claims Act. Under Section 6031 of the Deficit Reduction Act of 2005, as amended, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. As a result, more states are expected to enact laws that are similar to the federal False Claims Act in the future along with a corresponding increase in state false claims enforcement efforts. Violations of federal and state fraud and abuse laws may be punishable by criminal and/or civil sanctions, including significant penalties, fines, disgorgement, additional reporting requirements and oversight under a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, and/or exclusion or suspension from federal healthcare programs, such as Medicare, and debarment from contracting with the U.S. government. Penalties for False Claims Act violations include fines ranging from $12,537 to $25,076 for each false claim, plus up to three times the amount of damages sustained by the government. In addition to the provisions of the False Claims Act, which provide for civil enforcement, the federal government also can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims to the government for payments. Additionally, private parties may initiate qui tam whistleblower lawsuits against any person or entity under the False Claims Act in the name of the federal government, as well as under the false claims laws of several states, and may share in the proceeds of a successful suit. Generally, federal and state governments have made investigating and prosecuting healthcare fraud and abuse a priority.

Federal and State Anti-Kickback Statutes

The AKS, set forth in Section 1128B of the Social Security Act, prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person for items or services reimbursable under federal healthcare programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under federal healthcare programs or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under federal healthcare programs. The core of a violation of the AKS is an “inducement” to refer patients for services or items that are reimbursed under a federal healthcare program, such as Medicare, Medicaid, or Tricare (which covers military personnel). The ACA amended the AKS to make it clear that a person need not have actual knowledge of the statute, or specific intent to violate the statute, as a predicate for a violation. Court cases have resulted in the interpretation that a violation may occur where even one purpose of the remuneration is to induce or reward referrals, and the OIG, which has the authority to impose administrative sanctions for violation of the statute, has adopted a similar standard.

There are certain AKS “safe harbors” which, if the respective requirements are met, would afford protection from the AKS. Failure to meet all requirements of an AKS safe harbor does not necessarily mean the arrangement violates the AKS, but it may be subject to scrutiny by legal authorities, in light of the parties’ intent and arrangements. In other words, if an arrangement does not fit within a safe harbor, it does not necessarily mean that the arrangement is per se illegal—only that it is not shielded from regulatory scrutiny. The federal AKS provides criminal penalties for individuals or entities that knowingly and willfully solicit or receive any remuneration. A violation of the AKS is punishable by imprisonment of up to ten years, fines of up to $100,000 per offense, or both. Violation can also give rise to federal healthcare program exclusion, liability under the False Claims Act and civil penalties, which may include monetary penalties of up to $100,000 per offense, repayments of up to three times the total payments between the parties to the arrangement and suspension from future participation in Medicare and Medicaid.

We have endeavored to structure our business arrangements to fit within applicable federal AKS safe harbors and to otherwise operate in material compliance with the AKS. Federal courts in the U.S., for instance, have recognized that a referring party’s provision of legitimate services to a referral recipient may not constitute prohibited remuneration for AKS purposes when the referral recipient pays fair market value in return for what it receives. Many of our arrangements are structured to provide for compensation that is fair market value for services actually rendered and in a manner that does not reflect the volume or value of referrals generated between the parties. In structuring our relationships with providers, including our physician partners, and other healthcare entities, we are careful to try to ensure wherever possible that we are in compliance with all of the regulatory requirements of such safe harbors and exceptions. In particular, a key managed care safe harbor under the AKS upon which we regularly rely allows for payments to providers for “healthcare services and items,” but does not allow incentive payments for marketing or to encourage member enrollment. We therefore carefully analyze all payment structures to ensure that they constitute “services and items” that fall within this safe harbor or are otherwise in compliance with the AKS.

Additionally, some states have enacted statutes and regulations similar to the AKS, but which may be applicable regardless of the payor source for the patient. These state laws may contain exceptions and safe harbors that are different from and/or more limited than those of federal law and that may vary from state to state.

To help accelerate the U.S. healthcare system’s transition from an FFS to a value-based system, the U.S. Department of Health and Human Services (“HHS”) launched the “Regulatory Sprint to Coordinated Care” initiative (“Regulatory Sprint”) in 2018, which aims to change the manner in which the healthcare regulatory framework has traditionally been applied to stakeholder arrangements. In connection with the Regulatory Sprint, the OIG issued final rules amending the AKS by adding new safe harbors and modifying existing safe harbors that protect certain payment practices and business arrangements from sanctions under the AKS in order to remove potential barriers to more effective coordination and management of patient care and delivery of value-based care. Among other changes, the new regulations contain safe harbors for value-based arrangements centering around value-based enterprises, which are enterprises composed of participants collaborating to achieve one or more value-based purposes, including coordinating and managing the care of a target patient population and coordinating and managing the care of a target population. These new final rules provide additional protections to our payment models with providers.

We have also endeavored to structure our participation in the Direct Contracting Model to comply with waivers of the AKS issued by the Secretary of HHS. The conditions of such waivers are to ensure that protected arrangements: (i) are consistent with the quality, care coordination, and cost-reduction goals of the Direct Contracting Model, (ii) are subject to safeguards designed to mitigate the risk of fraud and abuse; and (iii) can be readily monitored and audited.

Stark Law

The Stark Law generally prohibits a physician from referring Medicare and Medicaid patients to an entity providing designated health services (“DHS”) if such physician, or a member of the physician’s immediate family, has a financial relationship with the entity, unless a specific exception applies. DHS is defined to mean any of the following enumerated items or services: clinical laboratory services; physical therapy services; occupational therapy services; radiology services, including magnetic resonance imaging, computerized axial tomography scans and ultrasound services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; inpatient and outpatient hospital services; and outpatient speech-language pathology services. The types of financial arrangements between the referring physician and an entity providing DHS that trigger the Stark Law are broad, including direct and indirect ownership and investment interests, and compensation arrangements. The Stark Law also prohibits any entity providing DHS and receiving a prohibited referral from presenting, or causing to be presented, a claim or billing for the services arising out of the prohibited referral. Similarly, the Stark Law prohibits an entity from “furnishing” a DHS to another entity in which it has a financial relationship when that entity bills for the service. The Stark Law also prohibits self-referrals within an organization by its own physicians, although broad exceptions exist that cover employed physicians and those referring DHS that are ancillary to the physician’s practice to the physician group. The prohibition applies regardless of the reasons for the financial relationship and the referral; intent to induce referrals is not required. Like the federal AKS, the federal Stark Law contains statutory and regulatory exceptions intended to protect certain types of transactions and arrangements. If the Stark Law is implicated, the financial relationship must fully satisfy a Stark Law exception; if an exception is not satisfied, then the parties to the arrangement could be subject to sanctions. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation of the prohibition, a civil penalty of up to $15,000 for each service arising out of the prohibited referral, a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law prohibition, civil assessment of up to three times the amount claimed, and potential exclusion from the federal healthcare programs, including Medicare and Medicaid. Amounts collected on claims related to prohibited referrals must be reported and refunded generally within sixty (60) days after the date on which the overpayment was identified. Furthermore, Stark Law violations and failure to return overpayments in a timely manner can form the basis for False Claims Act liability, as further discussed herein. Additionally, several states have enacted physician self-referral laws.

Notably, compensation pursuant to a risk-sharing arrangement between a managed care organization or an independent practice association and a physician (either directly or indirectly through a contractor) for services provided to enrollees of a health plan (an MA plan, for example) does not constitute a financial arrangement for Stark purposes. Further, physician incentive plans (“PIPs”) are allowable provided that (i) the compensation is not determined in any manner (withhold, capitation, bonus, or otherwise) that takes into account, directly or indirectly, volume or value of referrals and (ii) the PIP does not induce the reduction of medically necessary care to individual patients and does not place the physician at substantial financial risk for services not provided by the physician.

As part of the Regulatory Sprint, CMS also issued a sweeping set of regulations that introduce significant new value-based terminology and exceptions to the Stark Law. CMS has implemented new exceptions for certain remuneration exchanged between or among eligible participants in value-based arrangements. These exceptions and their various requirements apply based on the level of risk assumed by the arrangement’s participants. These new regulations purport to ease the compliance burden for healthcare providers across the industry while maintaining strong safeguards to protect patients and programs from fraud and abuse. These or other changes may change the parameters of the Stark Law exceptions that we rely upon and impact our business, results of operations and financial condition.

Section 1876 of the Social Security Act

Section 1876 of the Social Security Act prohibits MA plans and their downstream entities from entering into compensation arrangements with physicians that may directly or indirectly have an effect of reducing or limiting services to individual members. We have sought to structure our compensation arrangements with physicians to ensure compliance with this requirement.

Health Care Fraud Statute

The Health Care Fraud Statute, 18 U.S.C. § 1347, prohibits any person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, which can be either a government or private payor plan. Violation of this statute, even in the absence of actual knowledge of or specific intent to violate the statute, may be charged as a felony offense and may result in fines, imprisonment or both. The Health Care False Statement Statute, 18 U.S.C. § 1035, prohibits, in any matter involving a federal healthcare program, anyone from knowingly and willfully falsifying, concealing or covering up, by any trick, scheme or device, a material fact, or making any materially false, fictitious, or fraudulent statement or representation, or making or using any materially false writing or document knowing that it contains a materially false or fraudulent statement. A violation of this statute may be charged as a felony offense and may result in fines, imprisonment, or both.

Civil Monetary Penalties Statute

The Civil Monetary Penalties Law (“CMPL”), 42 U.S.C. § 1320a-7a, authorizes the imposition of civil monetary penalties, assessments, and exclusions against an individual or entity based on a variety of prohibited conduct, including, but not limited to: (i) presenting, or causing to be presented, claims for payment to Medicare, Medicaid, or other third-party payors that the individual or entity knows or should know are for an item or service that was not provided as claimed or is false or fraudulent; (ii) offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider; (iii) arranging contracts with an entity or individual excluded from participation in a federal healthcare program; (iv) violating the federal AKS; (v) making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim for payment for items and services furnished under a federal healthcare program; (vi) making, using, or causing to be made any false statement, omission, or misrepresentation of a material fact in any application, bid, or contract to participate or enroll as a provider of services or a supplier under a federal healthcare program; and (vii) failing to report and return an overpayment owed to the federal government. We could be exposed to a wide range of allegations to which the federal CMPL would apply. We perform monthly checks on our employees, affiliated providers and certain affiliates and vendors using government databases to confirm that these individuals have not been excluded from federal programs. However, should an individual become excluded and we fail to detect it, a federal agency could require us to refund amounts attributable to all claims or services performed or sufficiently linked to an excluded individual. Thus, we cannot foreclose the possibility that we will face allegations subject to the CMPL with the potential for a material adverse impact on our business, results of operations and financial condition. Substantial civil monetary penalties may be imposed under the federal Civil Monetary Penalty Statute and may vary, depending on the underlying violation. In addition, an assessment of not more than three (3) times the total amount claimed for each item or service may also apply, and a violator may be subject to exclusion from federal and state healthcare programs.

Federal and State Insurance and Managed Care Laws

Regulation of downstream risk-sharing arrangements, including, but not limited to, global risk and other value-based arrangements, varies significantly from state to state. Some states require downstream entities and RBEs to obtain an insurance license, a certificate of authority, or an equivalent authorization, in order to participate in downstream risk-sharing arrangements with payors. In some states, statutes, regulations and/or formal guidance explicitly address whether and in what manner the state regulates the transfer of risk by a payor to a downstream entity. However, the majority of states do not explicitly address the issue, and in such states, regulators may nonetheless interpret statutes and regulations to regulate such activity. If downstream risk-sharing arrangements are not regulated directly in a particular state, the state regulatory agency may nonetheless require oversight by the licensed payor as the party to such a downstream risk-sharing arrangement. Such oversight is accomplished via contract and may include the imposition of reserve requirements, as well as reporting obligations. Further, state regulatory stances regarding downstream risk-sharing arrangements can change rapidly and codified provisions may not keep pace with evolving risk-sharing mechanisms.

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act (the “ACA”) and the accompanying Health Care and Education Affordability Reconciliation Act, collectively referred to as the ACA, were enacted. The ACA includes a variety of healthcare reform provisions and requirements, which continue to be implemented and substantially changed the way healthcare is financed by both governmental and private insurers.

However, as a result of the election of former President Trump, the Republican control of the Senate, and the former Republican control of the House, several changes have been made to the provisions of the ACA since 2010, including reduced funding. Looking forward, the future of the ACA and its underlying programs are subject to continuing and substantial uncertainty, making long-term business planning exceedingly difficult. However, it is expected that a Biden administration will work to strengthen the law and build upon it. In line with this expectation, on September 17, 2021, the U.S. Department of Health and Human Services and the Treasury Department issued a final rule to bolster access to marketplace coverage and reverse several Trump-era regulatory changes under the ACA, including reversing regulations that limited the duration of the annual open enrollment period, as well as adding new policies, including a monthly special enrollment period for low-income individuals.

The prior administration and Congress were seeking legislative and regulatory changes to healthcare laws and regulations, including repeal and replacement of certain provisions of the ACA. To date, Congressional efforts to completely repeal and replace the ACA have been unsuccessful. However, the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. In December 2018, in a case brought by the state of Texas and nineteen other states, a federal judge in Texas struck down the ACA based on his determination that the ACA’s individual mandate is unconstitutional and, since that mandate cannot be separated from the rest of the ACA, the judge ruled that the rest of the ACA is also unconstitutional. The decision was appealed to the United States Supreme Court, which ruled on June 17, 2021 that the plaintiff states did not have standing to challenge the law’s individual mandate. The United States Supreme Court, however, did not decide on the main issue in the case; whether the entirety of the ACA was rendered unconstitutional when Congress eliminated the penalty for failing to obtain health insurance.

Because of the continued uncertainty about the implementation of the ACA, including the timing of and potential for further legal challenges, repeal or amendment of that legislation and the future of the health insurance exchanges, we cannot quantify or predict with any certainty the likely impact of the ACA on our business, financial condition, operating results and prospects.

Additionally, the CMS Innovation Center continues to test an array of alternative payment models, including the Direct Contracting Model to allow DCEs to negotiate directly with the government to manage traditional Medicare beneficiaries and share in the savings and losses generated from managing such beneficiaries. State regulation of DCEs will likely be variable. For example, certain states may require DCEs to obtain specific licensure to participate in the Direct Contracting Model and assume risk directly from CMS. There likely will continue to be regulatory proposals directed at containing or lowering the cost of healthcare. Further, CMS also routinely adjusts the risk adjustment factor which is central to payment under the MA program. The monetary “coefficient” values associated with diseases that we manage in our population are subject to change by CMS. Such changes could have a material adverse effect on our financial condition.

Federal and State Privacy and Security Requirements

We are subject to various federal, state and local laws and rules regarding the use, security and disclosure of protected health information (“PHI”), personally identifiable information, de-identified data and other categories of confidential or legally protected data that our businesses may handle. Such laws and rules include, without limitation, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Federal Trade Commission Act, 15 U.S.C. § 45 (“FTC Act”) and state privacy and security laws. Privacy and security laws and regulations often change due to new or amended legislation, regulations or administrative interpretation. We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store this information. We also utilize third-party service providers for important aspects of the collection, storage and transmission of such sensitive information.

Congress enacted HIPAA, in part, to combat healthcare fraud and to protect the privacy and security of patients’ individually identifiable healthcare information. Among other things, HIPAA requires healthcare providers and their business associates to maintain the privacy and security of individually identifiable PHI. The HIPAA Security Rule requires both covered entities and business associates to develop and maintain policies and procedures with respect to PHI, including adherence to HIPAA’s security standards through the implementation of administrative, physical and technical safeguards to protect PHI. Additionally, the Privacy Rule contains requirements with respect to the use and disclosure of individuals’ PHI, including a prohibition on a covered entity or business associate using or disclosing an individual’s PHI unless the use or disclosure is authorized by the individual or is specifically required or permitted under the Privacy Rule. The Health Information Technology for Economic and Clinical Health of 2009 (“HITECH”) dramatically expanded, among other things, (1) the scope of HIPAA to now apply directly to “business associates,” or independent contractors who receive or obtain PHI in connection with providing a service to a covered entity or another business associate, (2) substantive security and privacy obligations, including a new federal security breach notification requirement that unauthorized acquisitions, access, use or disclosure of PHI be reported to, depending on the number of people affected and their location, affected individuals, the Department of Health and Human Services and local media outlets, (3) restrictions on marketing communications, a prohibition on business associates from receiving remuneration in exchange for PHI, and a prohibition on covered entities from receiving remuneration in exchange for PHI without express patient authorization and (4) the civil and criminal penalties that may be imposed for HIPAA violations. Pursuant to HIPAA, as amended by HITECH, we are required to report breaches of unsecured PHI to our covered entity clients, such as our physician group partners, within 60 days of discovery of the breach, and notify certain agencies and potentially the media in accordance with clause (2) above. We have experienced cybersecurity incidents in the past and may experience them in the future. Any interruption in access to member information, unauthorized access to information, improper disclosure or other loss of information could result in, among other things, federal or state government investigations and liability under laws and regulations that protect the privacy of member information, such as HIPAA, potentially resulting in damages and regulatory penalties.

HIPAA mandates that the Secretary of HHS conduct periodic audits of covered entities and business associates for compliance with the HIPAA Privacy and Security Rules. HIPAA imposes penalties for certain violations, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. A single data privacy or data security incident can, in the view of HHS, result in violations of multiple standards. HIPAA, as amended by the HITECH Act, also authorizes state attorneys general to file suit on behalf of their states’ residents. While HIPAA does not create a private right of action allowing individuals to sue us in federal court for violations of HIPAA, its standards have been used as a basis for establishing a duty of care in state-law civil suits alleging negligence or recklessness for the misuse of PHI. A finding of liability under HIPAA could have a material adverse effect on our business, financial condition and results of operations. In order to ensure compliance, we encrypt and back up data, maintain company-wide security awareness training, enter into business associate agreements with our partners, as well as ensure our partners have implemented physical security and safeguards at the data centers where our data is stored and conduct regular internal and external security audits. Although we employ administrative, physical and technological safeguards to help protect confidential and other sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party service providers, may be vulnerable to attacks by hackers or viruses, failures or breaches due to third-party action and employee (including contractor) negligence, error or malfeasance.

Additionally, many states also enacted laws that protect the privacy and security of confidential, personal and health information, which may be even more stringent than HIPAA and may add additional compliance costs and legal risks to our operations. Some of these state laws may impose fines and penalties on violators and may afford private rights of action to individuals who believe their personal information has been misused.

We are also subject to a provision of the federal 21st Century Cures Act that is intended to facilitate the appropriate exchange of health information. In May 2020, the United States Department of Health and Human Services Office of the National Coordinator for Health Information Technology and CMS issued complementary new rules that are intended to clarify provisions of the 21st Century Cures Act. The rules, intended to enhance interoperability and prevent information blocking, create significant new requirements for healthcare industry participants, including requirements to (i) provide patients with convenient access to health care information, (ii) support electronic exchange of data for transitions of care and (iii) require participation in trust networks to improve interoperability. The 21st Century Cures Act authorizes civil monetary penalties up to $1 million per information blocking “violation.” It is unclear at this time what the costs of compliance with the new rules will be, and what additional risks there may be to our business. Various other federal and state laws may apply that restrict the use and protect the privacy and security of individually identifiable information, as well as employee personal information, including certain state laws modeled to some extent on the European Union’s General Data Protection Regulation. Federal and state consumer protection laws, including laws that do not on their face specifically address data privacy or security, have been applied to data privacy and security matters by a range of government agencies and courts.

Consumer Protection Laws

Healthcare providers are also subject to the Telephone Consumer Protection Act (“TCPA”), which regulates the manner in which a business may advertise its products and services to consumers by phone, text and fax. The TCPA was enacted by Congress to combat aggressive telemarketing and fax advertising practices believed to invade consumer privacy. The TCPA also regulates the use of automated equipment to deliver calls or text messages to mobile phones without prior express consent. Congress empowered the FCC to interpret the TCPA through rules, regulations and declaratory rulings. A 2015 order from the FCC clarified that calls or text messages that have an express healthcare-related purpose—such as treatment follow-up, appointment confirmations and reminders or pre-operative instructions—are exempt from the TCPA. In these instances, providers are not required to receive prior express consent from patients before reaching out by phone or text. As healthcare companies, such as ourselves, increasingly rely on mobile delivery platforms and other technologies to communicate with patients about appointments, billing and other issues, the potential for legal exposure under the TCPA also increases. Each call or text made in violation of the TCPA can cost up to $1,500 per instance in fines and damages. Because there is no cap on statutory damages, violations can result in millions of dollars in penalties.

Competition and Antitrust Laws

We are subject to numerous statutes that govern competition in our industry, including the Sherman Act, the FTC Act and the Clayton Act. The Sherman Act, 15 U.S.C. §§ 1-7, outlaws “every contract, combination, or conspiracy in restraint of trade,” and any “monopolization, attempted monopolization, or conspiracy or combination to monopolize.” The penalties for violating the Sherman Act can be severe. Most enforcement actions are civil, but individuals and businesses that violate the Sherman Act may be prosecuted criminally by the DOJ. Criminal prosecutions are typically limited to clear violations, such as when competitors fix prices, allocate markets or rig bids. The Sherman Act imposes criminal penalties of up to $100 million for a corporation and $1 million for an individual, along with up to 10 years in prison. Under federal law, the maximum fine may be increased to twice the amount the conspirators gained from the illegal acts or twice the money lost by the victims of the crime, if either of those amounts is more than $100 million.

The FTC Act, 15 U.S.C. §§ 41-58, bans “unfair methods of competition” and “unfair or deceptive acts or practices.” The Supreme Court has said that all violations of the Sherman Act also violate the FTC Act. Thus, although the FTC does not technically enforce the Sherman Act, it can bring cases under the FTC Act against the same kinds of activities that violate the Sherman Act. The FTC Act also reaches other practices that harm competition, but that may not fit neatly into categories of conduct formally prohibited by the Sherman Act. Only the FTC brings cases under the FTC Act.

The Clayton Act, 15 U.S.C. §§ 12-27, addresses specific practices that the Sherman Act does not clearly prohibit, such as mergers and interlocking directorates (that is, the same person serving as an officer or director of two competing companies). Section 7 of the Clayton Act prohibits mergers and acquisitions where the effect “may be substantially to lessen competition, or to tend to create a monopoly.” As amended by the Robinson-Patman Act of 1936, 15 U.S.C. § 13, the Clayton Act also bans certain discriminatory prices, services and allowances in dealings between merchants. The Clayton Act was amended again in 1976 by the Hart-Scott-Rodino Antitrust Improvements Act, 15 U.S.C. § 18a, to require companies planning large mergers or acquisitions to notify the government of their plans in advance. The Clayton Act also authorizes private parties to sue for treble damages when they have been harmed by conduct that violates either the Sherman or Clayton Act and to obtain a court order prohibiting the anticompetitive practice in the future.

In addition to these federal statutes, most states have antitrust laws that are enforced by state attorneys general or private plaintiffs. Many state statutory provisions are based on federal antitrust law, namely, Sections 1 and 2 of the Sherman Act, and Sections 3 and 7 of the Clayton Act.

As the healthcare industry has continued to evolve in response to consumer demand and competition in the marketplace, the effect of the antitrust laws in healthcare is also changing. We have expanded our operations significantly since our inception, organically as well as through acquisitions. Such growth, and our long-term contracts with physician partners, could expose us to risks related to antitrust investigations and litigation. Competition and antitrust law inquiries often continue for several years and, if violations are found, can result in substantial fines.

Other Laws and Regulations

Some states in which we operate require licensing or registration for operations related to, among others, utilization review on behalf of payors, including reviewing medical necessity and appropriateness of healthcare services, or processing claims in connection with insurance or managed care products. Such laws vary from state to state, and our operations may be subject to exemption in certain states.

Additionally, our physician partners are subject to numerous federal, state and local licensing laws and regulations, relating to, among other things, professional credentialing and professional ethics. Our physician partners, as well as their nurse practitioners, must satisfy and maintain their individual professional licensing in each state where they practice medicine.

Further, organizations that receive reimbursement from a federal or state government payor are expected by the federal government to have a compliance program. For those organizations that do not receive reimbursement from any federal or state government payors, a compliance program is not mandatory but is considered best practice. As a result, we maintain a program to monitor compliance with federal and state laws and regulations applicable to healthcare entities. We have a compliance department that is charged with implementing and supervising our compliance program, which includes the adoption of (i) a Code of Conduct for our employees and affiliates and (ii) a process that specifies how employees, affiliates and others may report regulatory or ethical concerns to our compliance officer. We believe that our compliance program meets the relevant standards provided by the OIG of the Department of Health and Human Services. An important part of our compliance program consists of conducting periodic audits of various aspects of our operations. We also conduct mandatory educational programs designed to familiarize our employees with the regulatory requirements and specific elements of our compliance program.

We are also impacted by federal and state laws and policies that require providers to enroll in the Medicare program before submitting any claims for services, to promptly report certain changes in its operations to the agencies that administer these programs, and to re-enroll in these programs when changes in direct or indirect ownership occur or in response to revalidation requests from Medicare.

Available Information

Our website address is www.agilonhealth.com. We use our website as a routine channel for distribution of information that may be material to investors, including news releases, financial information, presentations and corporate governance information. Information contained or connected to our website is not incorporated by reference in this Annual Report on Form 10-K unless expressly noted. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the U.S. Securities and Exchange Commission (“SEC”). Additionally, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at www.sec.gov.

ITEM 1A. Risk Factors

The section below discusses the most significant risk factors that may materially adversely affect our business, results of operations and financial condition.

Risks Related to Our Business

We have a history of net losses, we anticipate increasing expenses in the future, and we may not achieve or maintain profitability.

We have incurred significant net losses in the past, including net losses (including discontinued operations) of $406.8 million, $60.1 million, and $282.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. As a result of these losses, we had accumulated deficits of $957.7 million and $551.2 million as of December 31, 2021 and 2020, respectively. We expect that our expenses will increase substantially in the foreseeable future and our losses will continue, including for the year ended December 31, 2022, in part as we invest in growing our business, expanding our management team, building relationships with physician partners and payors, developing new services and complying with the requirements associated with being a public company. These expenses may prove to be more significant than we currently anticipate, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We may not succeed in sufficiently increasing our revenue to offset these expenses. Consequently, we may not be able to achieve and maintain profitability for the current or any future fiscal year. Our prior losses and potential for future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Any failure by us to identify and develop successful new geographies, physician partners and payors and to successfully execute upon our growth initiatives may have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Our business depends on our ability to identify and develop successful geographies and relationships with physician partners and payors, and to successfully execute upon our growth initiatives to increase the profitability of our physician partners. In order to pursue our strategy successfully, we must effectively implement our platform, partnership and network model, including identifying suitable candidates and successfully building relationships with and managing integration of new physician partners and payors. We contract with a limited number of physician partners and rely on physician partners within each geography. Our growth initiatives in our existing geographies depend, in part, on our physician partners’ ability to grow their practices through the addition of PCPs to increase their capacity to service Medicare patients, and to effectively meet increased patient demand. Our physician partners may encounter difficulties in recruiting additional PCPs to their practices due to many factors, including significant competition in their geographies. Accordingly, the loss or dissatisfaction of any physician partners, our inability to recruit and integrate physician partners into our model, or the failure of our physician partners to recruit additional PCPs or manage and scale capacity to timely meet patient demand, could substantially harm our brand and reputation, impact our competitiveness, inhibit widespread adoption of our platform, partnership and network model and impair our ability to attract new physician partners and maintain existing physician partnerships, both in new geographies and in geographies in which we currently operate, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Further, our growth strategy depends, in part, on securing and integrating new high-caliber physician partners and expanding into new geographies in which we have little or no operating experience. Integration and other risks can be more pronounced for larger and more complicated relationships or relationships outside of our core business space, or if multiple relationships are pursued simultaneously. Additionally, new geographies may be characterized by stakeholder preferences for, and experience with, a Total Care Model, rates of MA enrollment, MA reimbursement rates, payor concentration and rates of unnecessary variability in and utilization of medical care that differ from those in the geographies where our existing operations are located. Likewise, new geographies into which we seek to expand may have laws and regulations that differ from those applicable to our current operations. As an immature and rapidly growing company, we may be unfamiliar with the regulatory requirements in each geography that we enter, and we may be forced to incur significant expenditures to ensure compliance with requirements to which we are subject. If we are unable or unwilling to incur such costs, our growth in new geographies may be less successful than in our current geographies.

Further, our growth to date has increased the significant demands on our management, operational and financial systems, infrastructure and other resources. We must continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our business, financial condition, cash flows, and results of operations could be harmed.

We may be unsuccessful in executing our operating strategies, or we may not achieve results consistent with our historical performance.

Our success is dependent on our ability to successfully execute upon defined operating strategies in our existing and future geographies. Such strategies include successfully growing our geographies through the addition of PCPs and our physician partners’ capacity to serve new members, providing medical services for our members at appropriate levels of utilization and cost, and generating medical services revenue through appropriate and effective contracting strategies with our MA payors. We may not be successful in executing upon these strategies, or we may fail to implement such strategies in future markets as effectively as with our initial markets. The failure to successfully execute upon such strategies or to produce results consistent with our historical results or the financial and operational models used in the analysis of our potential relationships may result in an inability to grow our business; may cause ongoing operating losses, asset write-offs, restructuring costs or other expenses; and may have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Further, as a rapidly growing and relatively immature company with a limited operating history, it is uncertain whether our platform, partnership and network model will achieve and sustain high levels of demand, physician and payor acceptance and market adoption. Due to our limited operating history, it is also difficult for us to evaluate our business compared to prior periods. If we do not develop, if we develop more slowly than we expect, if we encounter negative publicity or if our value propositions for physician partners, patients and payors do not drive sufficient member growth, the growth of our business will be harmed. Our success will depend to a substantial extent on our ability to demonstrate the value of our platform, partnership and network model to physicians and payors. Our ability to replicate the success of our model also enables us to attract and retain skilled physician partners. Accordingly, if we are unable to effectively manage our growth and replicate the success of our platform, partnership and network model in new geographies and with new partners, our business, financial condition, cash flows, and results of operations could be harmed.

Amounts of medical expenses that are incurred on behalf of our members may exceed the amount of medical revenues we receive to provide care for such members.

Under our agreements with our payors, we receive a PMPM-based capitation payment, and we assume financial risk for the expense of providing medical services on behalf of our physician partners. To the extent that utilization of medical services or the cost of providing such services increases beyond our expectations, the total cost to provide medical services to our members may exceed the corresponding amount of revenue we receive, which may result in losses and adversely impact our business, financial condition, cash flows, and results of operations.

Additionally, factors that impact medical costs incurred by our members, and medical expenses we incur, may be subject to fluctuations which we may not be able to control. Such factors include the following:

•
Changes to the Medicare fee schedule or other rate schedules that serve as the basis for payments issued to hospitals, specialty and ancillary physicians and other providers;
•
Contractual rates paid to hospitals, specialty and ancillary physicians and other providers;
•
The utilization rates of healthcare services, including inpatient hospitalization, by our members;
•
Changes to member benefit levels established annually by payors; and
•
The utilization rate and cost of pharmaceuticals or specialty drugs utilized by our members.

Fluctuations in the magnitude of the hospital and physician network, including the discontinuation of a hospital or specialty or ancillary physician’s participation in our MA payors’ provider network, could adversely impact our business, financial condition, cash flows, and results of operations.

As we expand into new geographies, we may be unable to secure contracts with MA payors, or such contracts may be established at less favorable financial terms than are necessary to meet our financial targets.

As we enter into new geographies, potential physician partners will typically provide care to members affiliated with one or more MA payors, in a structure other than a Total Care Model. Our ability to successfully operate in a market is dependent upon our ability to enter into contractual relationships with MA payors which have an existing presence in that market under a global risk structure. MA payors may take the position that it is not in their strategic or financial interests to enter into a contract with us, or they may have already established exclusive relationships with other value-based care providers or affiliates in a geography and, therefore, elect to not enter into a similar arrangement with us. Therefore, we may be unsuccessful in executing contractual relationships with MA payors, or such contracts may be established at financial terms which result in lower revenues or higher costs than we project or that are necessary to generate profits in a given geography. To the extent we are unsuccessful in establishing contractual relationships with MA payors in new geographies, or such relationships are established at less favorable terms than we project, we may not be able to successfully launch into a given geography, or the membership or revenue levels we are able to attain will be lower than our projections.

We incur startup costs during the initial stages of development of our physician partner relationships and program initiatives, and if we are unable to maintain and grow these physician partner relationships or program initiatives over time, we may not recover these costs.

We devote resources to the establishment of new physician partner relationships, including costs relating to physician recruiting to enhance access and support growth of the network, physician incentives to support the transition to a Total Care Model and operational support. Our startup investment in new physician partners can be significant and the associated revenue must be earned and sustained over time in order for us to recoup these costs. As our business grows, our physician partnership startup costs could outpace our buildup of recurring revenue if we do not achieve economies of scale, and we may be unable to achieve profitability until our revenues associated with new partnerships are more mature. We may never recoup our startup costs in a physician partner relationship, including as a result of such physician partner’s difficulty transitioning to a Total Care Model. If we fail to achieve appropriate economies of scale, if we fail to manage or anticipate the evolution of the Total Care Model or if we fail to raise necessary capital to fund our startup costs, our business, financial condition, cash flows, and results of operations could be materially adversely affected.

We also devote resources to establishing program initiatives to ensure a successful transition to a Total Care Model for members, physician partners and payors. Establishment of these program initiatives requires investments that may not be recouped. For example, investment in preventive care and incentivizing physician partners to complete annual wellness visits may increase our total medical services expense, particularly in the short term, and may fail to generate expected cost savings in the long term. If we fail to realize quality of care outcomes and projected revenues or cost savings due to effectively managed healthcare costs with these program initiatives, our business, financial condition, cash flows, and results of operations could be materially adversely affected.

We may require substantial additional capital to support our business in the future, and this capital might not be available on acceptable terms, or at all.

Our operations have consumed substantial amounts of cash since inception, and we expect to spend substantial amounts of cash for the foreseeable future. As of December 31, 2021 and 2020, our cash and cash equivalents were $1.0 billion and $106.8 million, respectively. If our cash and cash equivalents and any cash generated from operations are not sufficient to meet our future cash requirements, we will need to access additional capital to fund our operations and our continued growth and expansion.

We may seek to raise capital by, among other things, issuing additional shares of our common stock or other equity securities, issuing debt securities or borrowing funds under a credit facility. In the past, the securities and credit markets have experienced extreme volatility and disruption, which has increased due to the effects of COVID-19. The availability of credit, from virtually all types of lenders, has at times been limited. In the event we need access to additional capital to pay our operating expenses, fund subsidiary surplus requirements, make payments on or refinance our indebtedness, pay capital expenditures, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant, particularly if we are unable to access the credit facility agreement we executed in February 2021 (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021, the “Secured Credit Facilities”).

Our access to additional financing will depend on a variety of factors such as prevailing economic and credit market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity and perceptions of our financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If one or any combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain sufficient additional financing on favorable terms, within an acceptable timeframe, or at all. Financings, if available, may be on terms that restrict our operational flexibility, dilute the economic or voting rights of our stockholders or reduce the market price of our common stock. If we require new sources of financing but they are insufficient or unavailable, we would be required to modify our operating plans to take into account the limitations of available funding, which would harm our ability to maintain or grow our business.

Significant reduction in our membership could have an adverse effect on our business, financial condition, cash flows, and results of operations.

A significant reduction in membership could adversely affect our business, financial condition, cash flows, and results of operations because our payor contracts compensate us on a per-member basis. Many factors that could cause such a reduction are outside our control.

Factors that could contribute to a reduction in membership include:

•
failure to obtain new physician partners or members or to retain existing physician partners or members;
•
decision by a payor to not renew the existing contractual agreement upon termination of such contract;
•
low quality of care by our physician partners, including as a result of our failure to provide tools and information to deliver high-quality care;
•
alternative care opportunities that are more attractive than those provided by our physician partners;
•
premium increases, benefit revisions or other similar changes, which cause our current payor relationships to be less attractive to members than other alternatives, including traditional Medicare or MA plans with which we do not maintain a relationship;
•
negative publicity, through social media, news coverage or otherwise, related to us, our physician partners, payors or MA;
•
failure of our payors to maintain their annual ratings awarded by CMS to health plans which measure the quality of health services received by beneficiaries enrolled in MA based on various calculated quality metrics (“STAR ratings”), which leads to members disenrolling from such payors; and
•
federal and state regulatory changes.

We contract with a limited number of payors, and our membership is dependent on such payors attracting and retaining members. In addition, if a payor fails to renew its contract with us or members disenroll from such payor, the members such payor attributes to our platform could transition to another payor which is not on our platform, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations. We may also fail to address factors within our control that could contribute to a reduction in enrollment, including providing our physician partners the tools and information to provide high-quality care.

The transition to a Total Care Model may be challenging for physician partners.

The transition to a Total Care Model may be challenging for our physician partners, and fully capitated or other provider-risk arrangements have had a history of financial challenges for physicians. It may take time for physician partners to acclimate to a capitation model, and some physician partners may not be successful at transitioning to a Total Care Model. If we are not able to attract or retain physician partners who are successful at transitioning to a Total Care Model, our business, financial condition, cash flows, and results of operations could be materially adversely affected.

The spread of, and response to, the novel coronavirus, or COVID-19, underscores certain risks we face and the rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact to us of COVID-19.

COVID-19 continues to spread in the United States and throughout the world. COVID-19 and the efforts to contain the outbreak have led to significant economic disruption, including extreme volatility in financial markets, reduced economic activity and a sharp increase in unemployment claims, as well as disruption in some of our physician partners’ businesses. The spread of COVID-19 underscores certain risks we face in our business described herein.

Governmental and non-governmental organizations may not effectively combat the spread and severity of COVID-19, increasing the potential for harm for our members. If the spread of COVID-19 is not contained, the medical services revenue we receive may prove to be insufficient to cover the cost of healthcare services delivered to our enrolled members, which could increase significantly as a result of higher utilization rates of medical facilities and services and other increases in associated medical claims and related costs. Over time, we may also experience increased costs or decreased revenues if, as a result of our enrolled members being unable to see their PCPs due to actions taken to mitigate the spread of COVID-19, we are unable to implement clinical initiatives to manage healthcare costs and chronic conditions of our enrolled members and appropriately document their risk profiles. In addition, the clinical disease burdens of our members may increase over time to the extent that members have received reduced preventative care to manage their existing clinical conditions, and the amount of medical care which has been deferred during the pandemic may exceed our expectations. Furthermore, we may experience reduced revenues as a result of changes to future capitation payment rates if Medicare members use fewer services due to COVID-19. For example, restrictions imposed as a result of COVID-19 may continue to decrease utilization of preventative or non-emergency healthcare, significantly decreasing provider costs. Should CMS adjust reimbursement rates based on margins during the pendency of COVID-19, our revenues in future periods and financial results may be materially adversely affected. Such measures and any further steps taken by us, or governmental action, to expand or otherwise modify the services delivered to our enrolled members, provide relief for the healthcare provider community, or in connection with the relaxation of stay-at-home and physical distancing orders and other restrictions on movement and economic activity intended to reduce the spread of COVID-19, including enhanced measures to implement widespread testing as a component of lifting these measures, could adversely impact our business, financial condition, cash flows, and results of operations.

The spread of COVID-19, or actions taken to mitigate this spread, including the efficacy, ability to administer or extent of adoption of COVID-19 vaccines, could have material and adverse effects on our ability to operate effectively, including as a result of the complete or partial closure of facilities or labor shortages. Disruptions in public and private infrastructure, including communications, financial services and supply chains, could materially and adversely disrupt our normal business operations. We have transitioned a significant subset of our employee population to a remote work environment in an effort to mitigate the spread of COVID-19, which could exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks as well as other risks to the privacy and confidentiality of data, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our members or other third parties. We have taken, and may take, further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees. Such measures could negatively affect our ability to provide care to members, relationship with physician partners, marketing efforts, employee productivity, or customer retention, any of which could harm our business, financial condition, cash flows, and results of operations.

Further, due to the COVID-19 pandemic, physician partners may not be able to complete the required annual wellness visits necessary to assess and document the health conditions of our members as comprehensively as we have in the past. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient, based on each patient’s documented clinical diagnoses activity in the preceding calendar year. Medicare requires that a patient’s health issues be clinically assessed and sufficiently documented annually regardless of the permanence of the underlying clinical conditions. Historically, this clinical assessment and documentation was required to be completed during an in-person visit with a patient. As part of the Coronavirus Aid, Relief and Economic Security Act, or “CARES Act,” Medicare is allowing documentation for conditions identified during video visits with patients. However, given the disruption caused by COVID-19, it is unclear whether our physician partners will be able to conduct patient interactions to clinically assess and accurately and sufficiently document the health conditions of our members, which could adversely impact our revenue in 2022 and beyond.

In response to COVID-19, the United States Congress, CMS and other federal agencies with oversight of care delivery requirements made several changes to the manner in which Medicare will pay for telemedicine visits, many of which relax previous requirements, including site requirements for both providers and members, telemedicine modality requirements and others. For example, CMS added 135 services to the Medicare telehealth list in 2020 on an interim basis. State laws and regulations applicable to telemedicine, particularly licensure requirements, also were relaxed in many jurisdictions as a result of the COVID-19 pandemic. These relaxed regulations have allowed our physician partners to keep operating and deliver care to members predominantly through telemedicine modalities. Nearly all of the Federal measures will expire at the end of the Public Health Emergency (“PHE”) declaration, which was extended on January 16, 2022. It is uncertain if the PHE will continue to be extended in 2022. Many state law and regulatory changes have already expired while others have continued. It is unclear which, if any, of these changes will remain in place permanently and which will be rolled-back following the COVID-19 pandemic, although there have been a number of federal and state law and regulatory changes over the past year that clarify requirements or remove impediments that include, but are not limited to, telehealth flexibilities pertaining to state licensure requirements, audio-technology services, and payment parity. For example, on November 2, 2021, CMS issued the 2022 Medicare Physician Fee Schedule (“MPFS”) Final Rule, which finalizes the extension of coverage of certain Medicare telehealth services through calendar year 2023, permanently extends coverage of tele-behavioral health services delivered to patients in their homes and via audio-only technology. However, CMS signaled in the MPFS Final Rule that many services that were temporarily added on an interim basis during the PHE will not be continued on the list after the end of the PHE. In addition, although there is agreement on telehealth expansion, House and Senate committees disagree on whether such extensions should be permanent or temporary. On December 9, 2021, members of the House Ways and Means Health Subcommittee introduced a bill aimed at securing permanent access to telehealth services. Subsequently, on February 7, 2022, a Senate bill, the “Telehealth Extension and Evaluation Act,” was introduced that would allow CMS to extend Medicare payments for a variety of telehealth services for two years after the PHE has ended. If statutes and regulations change to restrict the ability to deliver care or receive reimbursement for care delivered through telemedicine modalities, our financial condition and results of operations may be adversely affected.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact on us of COVID-19. We are continuing to monitor the spread of COVID-19, changes to our payors’ benefit coverages, the ongoing costs and business impacts of dealing with COVID-19, including the potential costs associated with lifting restrictions on movement and economic activity and with administering vaccines, and related risks, as well as potential costs associated with provision of care to our members suffering from COVID-19. The magnitude and duration of the pandemic and its ultimate impact on us is uncertain as this continues to evolve globally, but such impacts could be material to our business, financial condition, cash flows, and results of operations.

Our estimates of our members’ risk adjustment factors, medical services expense, incurred but not reported claims and earnings pursuant to payor contracts could be inaccurate.

Medical services revenue related to our members is based on clinical disease conditions identified and documented by physicians during patient visits during the preceding calendar year, as well as other factors such as the age and gender of the member, which is summarized in a risk-adjustment factor assigned to each member. To estimate the related amount of revenue that will ultimately be realized for the periods presented, we estimate our members’ risk adjustment factors based on our knowledge of members’ health status, which is in turn based on physicians’ clinical assessment and documentation of members’ health status, existing risk adjustment factors and applicable Medicare guidelines. These factors may not be predictive of our members’ risk adjustment factors, or we may otherwise fail to accurately estimate such score, which could cause our revenue estimates for the relevant period to be inaccurate.

We establish liabilities on our balance sheet for the amount of medical services that have been incurred but not reported (“IBNR”) or paid as of the given balance sheet date. IBNR estimates are developed using actuarial methods and are based on many variables, including the utilization of healthcare services, historical payment patterns, cost trends, product mix, seasonality, changes in membership and other factors. These estimation methods and the resulting reserves are periodically reviewed and updated. COVID-19 has also resulted in fluctuations in our medical expenses and increased challenges in accurately estimating the amount of medical expenses which have been incurred by our members.

Given the numerous uncertainties inherent in such estimates, our actual medical claims liabilities for a particular quarter or other period could differ significantly from the amounts estimated and reserved for that quarter or period. Our actual medical claims liabilities have varied and will continue to vary from our estimates, particularly in times of significant changes in utilization, medical cost trends and populations and geographies served. If our actual liability for claims payments is higher than previously estimated, our earnings in any particular quarter or annual period could be negatively affected. Our estimates of IBNR liabilities may be inadequate in the future, which would negatively affect our results of operations for the relevant time period. Furthermore, if we are unable to accurately estimate adequate IBNR levels, our ability to take timely corrective actions may be limited, further exacerbating the extent of the negative impact on our results.

When we enter into a new physician partner relationship or when we prepare operating and financial forecasts, we and our payors estimate medical services expense. Our medical services expense may exceed our or our payors’ estimates, which may result in our establishing unfavorable financial terms in our contractual agreements with our payors, or may result in our payors’ actuarial projections submitted to CMS being inaccurate. In either case, we may incur higher medical expenses than we anticipated or in excess of the revenues we receive, which could in turn have a material adverse effect on our business, financial condition, cash flows, and results of operations. Additionally, we cannot be certain that the stop-loss coverage we maintain to protect us against certain severe or catastrophic medical claims currently is or will be adequate or available to us in the future or that the cost of such stop-loss coverage will not limit our ability to obtain it.

Restrictive clauses in some of our contracts with physician partners may prohibit us from establishing new RBEs within certain geographies in the future, and as a result may limit our growth.

Most of our contracts with our physician partners include restrictive provisions that, among other things, preclude us from establishing new RBEs within certain geographies in the future. These restrictive provisions typically preclude us or our RBEs from contracting to provide a Total Care Model in specific geographic areas other than through the relevant RBE, and in certain circumstances may limit the providers with which the RBE may contract. Any contracts with restrictive provisions may limit our ability to conduct business with certain potential partners, including partnering with or providing services to other physicians or purchasing services from other physicians within certain time periods, and in certain regions. Accordingly, these restrictive provisions may limit growth and prevent us from entering into long-term relationships with potential partners and could cause our business, financial condition, cash flows, and results of operations to be harmed.

Exclusivity provisions in some of our agreements with physician partners could subject us to investigations or litigation.

Most of our contracts with our physician partners contain restrictive provisions that preclude our physician partners from providing specified services for the duration of our contracts. Such provisions could be the subject of investigations and enforcement actions by regulatory authorities and litigation by payors or physicians operating in the geographic areas where such contracts exist. Any such investigations, enforcement actions or litigation could require us to take actions that would adversely affect our business, financial condition, cash flows, and results of operations or could require us to pay substantial amounts of money. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources from other matters.

We rely on our management team and key employees and our business, financial condition, cash flows, and results of operations could be harmed if we are unable to retain qualified personnel.

Our success depends, in part, on the skills, working relationships and continued services of our senior management team and other key personnel. All of our employees are “at-will” employees or have offer letters or employment agreements that allow their employment to be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain and motivate valuable employees, in addition to salary and cash incentives, we provide stock options and restricted stock units that either vest over time or are based on the equity return realized by our controlling stockholder. The value to employees of these stock options is significantly affected by movements in our stock price that are outside our control. The compensation and benefits we provide to our employees, together with the value of stock options and restricted stock units that we have granted, may at any time be insufficient to counteract offers from other organizations. The departure of key personnel could adversely affect the conduct of our business, financial condition, cash flows, and results of operations. In such event, we would be required to hire other personnel to manage and operate our business, and we may not be able to employ a suitable replacement for the departing individual at favorable terms, or at all.

Competition for qualified personnel in our field is intense due to the limited number of individuals who possess the skills and experience required by our industry, particularly with respect to a Total Care Model. As a result, as we enter new geographies, it may be difficult for us to hire additional qualified personnel with the necessary skills to work in such geographies. If our hiring efforts in new or existing geographies are not successful, our business will be harmed. In addition, we have experienced employee turnover and expect to continue to experience employee turnover in the future. Continued increased competition for, or a shortage of, qualified personnel due to the COVID-19 pandemic, general labor market conditions, low levels of unemployment, or general inflationary pressures, may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to retain our current key personnel or attract, train, integrate, or retain other highly skilled personnel in the future. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our retention efforts are not successful or our employee turnover rate increases in the future, our business, financial condition, cash flows, and results of operations will be harmed.

We may never realize the full value of our intangible assets, which could cause us to record impairments that may negatively affect our financial condition and results of operations.

We have a significant amount of intangible assets on our balance sheet, and we may never realize the full value of such assets. As of December 31, 2021 and 2020, we had $96.9 million and $102.0 million, respectively, of net intangible assets, including $41.5 million of goodwill. In addition to our annual goodwill impairment test in the fourth quarter, our intangible assets, including goodwill, are subject to impairment tests when events or circumstances indicate that the carrying value of the asset, or related group of assets, may not be recoverable. There are several factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets, including goodwill may not be recoverable, including macroeconomic conditions, industry considerations, our overall financial performance (including an analysis of our current and projected cash flows), revenue and earnings, a sustained decrease in our share price and other relevant entity-specific events (including changes in strategy, physicians, members or litigation). Where the carrying value of the asset, or related group of assets, is not recoverable, we would record an impairment charge that may negatively impact our financial condition and results of operations.

Due to the continued deterioration in the performance of our California reporting unit, in the fourth quarter of 2019, we initiated a process to evaluate strategic alternatives for our California operations, including a sale or abandonment of all or substantially all of such operations. We therefore performed an assessment of the long-lived assets in the California reporting unit for impairment and determined that the carrying value of certain of those assets was not recoverable. Accordingly, we wrote-down such assets to fair value, resulting in the recognition of a $98.3 million impairment charge included in discontinued operations for the year ended December 31, 2019. See “Note 19. Discontinued Operations” in our consolidated financial statements included elsewhere in this report.

Any future impairments could be significant and have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Security breaches, loss of data and other disruptions to our data platforms could compromise sensitive information related to our business and expose us to liability, which could adversely affect our operations, financial condition, cash flows and results of operation.

In the ordinary course of our business, we collect, store, use and disclose sensitive data, including what the law defines as PHI and other types of personal or identifying information. Our member information is encrypted but not always de-identified. We manage and maintain our business and data through a combination of data center systems and cloud-based computing center systems.

We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store this information. We utilize third-party service providers for important aspects of the collection, storage and transmission of PHI and other sensitive information and, therefore, we may be unable to control the use of such information or the security protections employed by such third parties. The security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, is important to our operations and business strategy because of the sensitivity of the PHI and other confidential information we and our providers collect, store, process and transmit. Our information technology and infrastructure, and that of our third-party service providers, may be vulnerable to various forms of attacks by hackers or to viruses, other technical failures or breaches due to third-party action, or due to employee and contractor negligence, error or malfeasance. We may also experience cybersecurity and other breach incidents that may remain undetected for an extended period of time. Because the techniques used to obtain unauthorized access or to otherwise disrupt computer systems change frequently and generally are not identified until they are launched against a target, we or our third-party service providers may be unable to implement adequate preventative measures or effectively respond to breaches in a timely fashion. Examples of currently known data security threats facing us and our third-party service providers include ransomware, phishing, business email compromise and credential stuffing.

We have experienced cybersecurity incidents in the past and may experience them in the future. Such breaches of our infrastructure or information, or that of our third-party providers, whether as a result of physical break-ins, computer viruses, cyberattacks, or employee or contractor error, negligence or malfeasance, can create system disruptions, shutdowns or unauthorized disclosure or modification of sensitive information, including PHI. As a result, such data security breaches could result in the loss of data or inappropriate use of information. Any interruption in access to member information, unauthorized access to information, improper disclosure or other loss of information could also result in federal or state government investigations and liability under laws and regulations that protect the privacy of member information, such as HIPAA, potentially resulting in damages and regulatory penalties. See “Business—Healthcare and Other Applicable Regulatory Matters—Federal and State Privacy and Security Requirements” in Item 1 above. Sustained or repeated system failures could damage our reputation and reduce the attractiveness of our platform, partnership and network model to members and physician partners, possibly resulting in contract terminations and reductions in revenue. Additionally, the detection, prevention and remediation of known or unknown security vulnerabilities, including those arising from third-party hardware or software, may result in additional material direct or indirect costs.

Any or all of these issues could adversely affect our ability to attract new physician partners and members, cause existing physician partners to fail to renew their agreements with us, cause existing members to disenroll or switch their coverage to non-contracted payors and result in reputational damage. Our general liability or data security insurance policies may not be adequate to cover all potential claims to which we are exposed and may not be adequate to indemnify us for the liability that may be imposed or the losses associated with such events, and in any case, such insurance may not cover all of the specific costs, expenses and losses we could incur in responding to and remediating a security breach.

We rely on third-party internet infrastructure and bandwidth providers for our operations, and any failure or interruption in the services provided by these third parties could negatively impact our ability to operate and our relationships with members and physician partners and adversely affect our business, financial condition, cash flows, and results of operations.

Our ability to aggregate and evaluate member, physician partner, payor and other relevant data to facilitate our operations, including to process and adjudicate claims payments, provide data analytics and store data, depends on the development and maintenance by third parties of the internet infrastructure we use to operate our business. We rely on internal systems as well as third-party bandwidth and telecommunications equipment providers and other service providers to maintain and operate our internet-based services. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity and security. Our services are designed to operate without interruption. However, we may experience future interruptions and delays in services and availability from time to time. In the event of an interruption or a catastrophic event with respect to one or more of the systems we use, we may experience an extended period of system unavailability, which could negatively impact our relationship with members, physician partners and payors. To operate without interruption, both we and our service providers must guard against:

•
damage from fire, power loss, natural disasters and other events outside our control;
•
communications failures;
•
software and hardware errors, failures and crashes;
•
data security breaches, ransomware attacks, computer viruses, hacking, denial-of-service attacks and similar disruptions; and
•
other potential interruptions.

If any of the foregoing occur, our reputation, operations and financial results may be materially adversely impacted. Further, any failure of or by the systems we use to handle the volume of use, either by us or others on such systems, or any increased volume of use, could significantly harm our business. We have limited control over our third-party internet infrastructure and bandwidth providers, and, as a result, limited ability to independently address problems with services they provide. Any errors, failures, interruptions or delays experienced in connection with these providers’ services could negatively impact our relationships with members, physician partners or payors.

If we are unable to protect the confidentiality of our know-how and other proprietary and internally developed information, our operations could be adversely affected.

Our business depends on internally developed information, including our databases, confidential information and know-how, the protection of which is crucial to the success of our business. We may not be able to protect our know-how and other internally developed information, including clinical and analytical outcomes generated from data we collect from physician partners, payors and other relevant sources. Our physician partners, employees, consultants and other parties (including independent contractors and companies with which we conduct business) may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally disclosed or obtained and is using any of our internally developed information is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect know-how and other proprietary information. We rely, in part, on non-disclosure or confidentiality agreements with our physician partners, independent contractors, consultants and companies with which we conduct business to protect our know-how and internally developed information. These agreements may not be self-executing, or they may be breached and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our know-how and other internally developed information. Our failure to protect the confidentiality of our know-how and other proprietary and internally developed information could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

We could be required to devote significant attention and resources to the provision of certain transition services in connection with the disposition of our California Operations.

In February 2021, we completed the divestiture of our California Operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes in our financial statements included elsewhere in this report.

For the Southern California and Fresno divestiture transactions, we will continue to be responsible for any liabilities arising from the business that were incurred prior to the closing date of each transaction, including the payment of claims for medical services incurred prior to the effective date of each transaction, a liability for unrecognized tax benefits for which we are indemnified and other contingent liabilities that we currently believe are remote. See “Note 19. Discontinued Operations” in our audited consolidated financial statements included elsewhere in this report. We may not be successful in managing the risks associated with the divestiture of our California operations.

Our subsidiaries’ lack of performance or ability to fund their operations could require us to fund such losses.

If our subsidiaries suffer losses due to their lack of performance, our physician partners’ failure to perform under their contracts or other reasons, we may be required to fund such losses or our subsidiaries may breach their payor contracts or incur regulatory consequences. We have in the past chosen to or been required to, and may in the future choose to or be required to, fund our subsidiaries’ losses. If unfunded, such losses have in the past, and could in the future, result in substantial doubt related to such subsidiary’s ability to continue operating as a going concern, and the contractual and regulatory consequences of such failure could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Risks Related to Our Reliance on Third Parties

We are economically dependent on maintaining our contracts with a limited number of key payors.

We contract with a limited number of key payors, and we are economically dependent on maintaining our contracts with such payors. See “Note 3. Concentration of Credit Risk” in our audited consolidated financial statements included elsewhere in this report. As a result, our key payors may have increased bargaining power, and we may be required to accept less favorable contractual terms with them. Because we rely on a limited number of payors for a significant portion of our revenue, we depend on their creditworthiness. Our payors are subject to a number of risks including reductions in payment rates from governmental programs, higher than expected healthcare costs and lack of predictability of financial results when entering into new lines of business, particularly with high-risk populations. If the financial condition of our payors declines, our credit risk could increase. Should one or more of our significant payors declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, such payor may be unable to reimburse us for expenses incurred in managing patient care, and the members such payor attributes to our platform could transition to another payor who is not on our platform, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Future consolidation of payors in the healthcare industry could reduce the number of payors even further, increasing these risks.

Our contracts with our payors are for limited terms and may not be renewed upon their expiration.

Our contracts with payors generally have terms of one to three years and are typically renewed for one-year periods unless terminated in accordance with the terms of such agreements. In the ordinary course of business, we engage in active discussions and renegotiations with our payors in respect of the services we collectively provide and the terms of our payor agreements. As our payors’ businesses respond to market dynamics and financial pressures, and as our payors make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of our payors have sought, and we expect that in the future additional payors will, from time to time, seek to renegotiate or terminate their contracts with us. These negotiations could result in reductions to the economic terms and changes to the scope of services contemplated by our existing payor contracts and consequently could negatively impact our revenues, business and prospects and render our assumptions, estimates and reserves inaccurate. If any of our contracts with our payors is terminated, we may experience a reduction in the number of members attributed to our platform, which may result in a reduction of our revenues and may have a material adverse effect on our business. We have in the past, with respect to certain of our discontinued operations, and may in the future, recognize impairment charges for such terminations.

If a payor does terminate or elects not to renew its relationship with us, our ability to retain members associated with that payor is limited. We and our physician partners must comply with the CMS Medicare Marketing Guidelines regarding communication and information provided to members, which limits the types of permissible communications that may be made to members. In addition, in Ohio, we are contractually prohibited from forming our own health plan, which effectively prohibits us from directly marketing to members in accordance with the CMS Medicare Marketing Guidelines.

Additionally, if a payor with which we contract for these services loses its Medicare contract or CMS decides to discontinue its MA or commercial plans, decides to contract with another company to provide capitated care services to its members or decides to directly provide care, our contract with that payor could be at risk and we could lose revenue. Additionally, payors with whom we currently contract in a particular geography may not maintain their government-awarded contracts in future years. Moreover, our inability to maintain our agreements with payors, in particular with key payors such as Humana, Aetna and United Healthcare, with respect to their MA members or to negotiate favorable terms for those agreements in the future, could result in the loss of patients and could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

We rely on our payors for membership attribution and assignment, data and reporting accuracy and claims payment.

We rely on our payors for membership attribution and assignment, data and reporting accuracy and claims payment, and if our payors do not adequately fulfill these functions, fewer members may be attributed to our platform or we may not receive complete and accurate information necessary to effectively manage our business. We receive payments from payors based on the number of assigned or attributed members participating in Medicare, which can be based upon complex attribution algorithms provided by our payors that may not be accurate. Additionally, payors may choose to assign specific member populations to specialty risk-bearing organizations, which would decrease the number of members attributed to us. We may not be reimbursed for members that payors fail to assign or attribute to us, which could result in lost margin and disruption to member care. Such a failure could materially reduce our revenues and have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Payors also regularly provide us an array of data associated with patients attributed to our physician partners, including information related to revenue and risk adjustment factors for our members, and details associated with amounts paid by payors for medical services rendered to our members. To the extent a payor does not provide us with complete or accurate data sets related to our members, or if we are unable to effectively ingest the information that payors provide to us, we and our physician partners may not be able to effectively ensure our members’ disease burdens are identified and may not be able to effectively operate our business.

In addition, we are exposed to various risks related to our incentive programs with our payors, including those in which the payor typically has not delegated claims payment services to us. If our payors do not timely and accurately process claims and reimburse us for all covered members, are unable to contract with providers at market-based rates, change their utilization management methodologies, or are unable to secure an adequate network of specialists, our business, financial condition, cash flows, and results of operations could be adversely impacted.

We are dependent on physician partners and other providers to effectively manage the quality and cost of care and perform obligations under payor contracts.

Our success depends upon our continued ability to collaborate with and expand a network of high-caliber physician partners who can provide high quality of care, improve clinical outcomes and effectively manage healthcare costs, which are key drivers of our profitability. While the precise terms of each relationship vary, we do not directly employ our physician partners. Accordingly, our physician partners could demand an increased payment arrangement or take other actions, or fail to take actions, that could result in higher medical costs, lower quality of care for our members, harm to our reputation or create difficulty meeting regulatory or other requirements. Likewise, our physician partners could take actions contrary to our instructions, requests, policies or objectives or applicable law, or could have economic or business interests or goals that are or become inconsistent with our own. Further, our physician partners may not engage with our platform to assist in improving overall quality of care and management of healthcare costs, which could produce results that are inconsistent with our estimates and financial models and negatively impact our growth.

In addition to receiving care from our physician partners, our members also receive care from an array of hospitals, specialists and ancillary providers who typically contract directly with our payors. Similar to our physician partner relationships, we do not directly employ providers from whom our members receive care. As such, we cannot guarantee the quality and efficiency of services from such providers, over which we have no control. Members who receive poor quality healthcare from such providers may be dissatisfied with our physician partners, which would have a negative impact on member satisfaction and retention. Any of these consequences could adversely impact our business, financial condition and results of operations.

We could also experience significant losses if the expenses incurred to deliver healthcare services to our attributed members exceed revenues we receive from payors in respect of our attributed members. Under a capitation contract, a payor typically prospectively pays periodic capitation payments representing a prospective budget from which our physician partnerships manage healthcare expenses on behalf of the population enrolled with that physician partnership. To manage total medical services expense, we rely on our physician partners’ ability to improve clinical outcomes, implement clinical initiatives to provide a better healthcare experience for our members and accurately and sufficiently document the risk profile of our members. While our contracts vary, generally, if the cost of medical care provided exceeds the corresponding capitation revenue we receive we may realize operating deficits, which are typically not capped, and could lead to substantial losses.

Difficulties in obtaining accurate and complete diagnosis data could have adverse consequences.

The accurate and complete coding and documentation of diagnosis data underlying our members’ existing disease conditions is important because our contracts with payors require the submission of complete and correct encounter data. Such data includes members’ medical information, as documented by physicians, other medical professionals and hospitals, and is used by payors to attribute membership and reimburse healthcare providers for the services rendered. The accurate and complete coding and documentation of diagnosis is also important because the CMS risk adjustment model adjusts reimbursement for members with existing qualifying diagnoses. Additionally, in geographies in which payors adjudicate claim payments to the provider network, we rely on providers to submit accurate diagnosis information and other encounter data to payors. To the extent we or providers in our network fail to submit diagnosis data underlying our members’ existing disease condition, we may receive less medical services revenue than is necessary to provide healthcare services for such members. Furthermore, we project our medical services revenue in part based upon the data submitted and expected to be submitted to CMS. Failure by us or our provider network to submit complete and accurate diagnosis information or encounter data may result in inaccuracies in our projections of medical services revenue, or in other estimation processes. We may be held liable for inaccuracies or deficiencies in the submitted encounter data and potentially could be subject to financial penalties imposed by government authorities and breach of contract claims by payors. We have experienced, and may in the future experience, challenges in obtaining complete and accurate encounter data due to difficulties with our internal compliance and monitoring systems receiving and processing data from multiple systems, with physicians and third-party vendors submitting claims in a timely fashion and in the proper format, and with payors properly recording and coordinating such submissions. We may not be successful in collecting accurate and complete encounter data, correcting inaccurate or incomplete encounter data and developing systems that allow us to receive and process data from multiple systems. Further, it may be prohibitively expensive or impossible for us to collect or reconstruct historical encounter data.

We depend on physician partners to accurately, timely and sufficiently document their services, and their failure to do so could result in nonpayment for services rendered or allegations of fraud. If any diagnosis information or encounter data are inaccurate or incorrect, claims or encounter data submissions to payors may not be compliant, resulting in potential overpayments, possible recoupments and liability under the federal False Claims Act or through RADV audits.

Our revenue will be negatively impacted if our physician partners or our network providers, including hospitals and specialist physicians, fail to accurately, timely and sufficiently document their services or if our internal compliance and monitoring programs fail to ensure that documentation is complete, timely and accurate. We rely upon physician partners to accurately, timely and sufficiently complete medical record documentation and assign appropriate reimbursement codes for their services. We also rely on our internal compliance and monitoring systems to ensure that documentation is complete, timely and accurate. However, we do not directly employ or control our physician partners, and accordingly any adverse effects on us regarding their noncompliance with documentation requirements are uncertain and unpredictable. Reimbursement is conditioned upon, in part, physician partners providing the correct procedure and diagnosis codes and properly documenting the services themselves, including the level of service provided and the medical necessity for the services. If our affiliated physicians have provided incorrect or incomplete documentation or selected inaccurate reimbursement codes, or if our internal compliance and monitoring procedures to ensure complete, timely and accurate submission of data are ineffective, this could result in nonpayment for services rendered or lead to allegations of billing fraud. See “Business—Healthcare and Other Applicable Regulatory Matters—Health Care Fraud Statute.”

In addition, CMS and the U.S. Department of Health and Human Services (“HHS”) Office of Inspector General perform audits of selected MA contracts related to risk adjustment diagnosis data. In these Risk-Adjustment Data Validation Audits (“RADV audits”), the government reviews medical records to determine whether physician medical record documentation and coding practices are compliant, which can result in the recovery of payments from managed care organizations if errors are identified and influence the calculation of premium payments by CMS to MA plans. Disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation and make it more difficult to attract members, physician partners and payors. Additionally, exception rates of existing documentation identified through a RADV audit may be extrapolated to an overall population of members attributed to a payor, which may result in a reduction of our revenues.

According to the DOJ’s 2021 False Claims Act statistics, over $5 billion was collected in connection with healthcare fraud in 2021. The DOJ has brought a number of investigations and actions under the federal False Claims Act against both physicians and payors, including MA plans, for alleged falsification of diagnosis codes under the risk-adjustment methodology. The Medicare Risk Adjustment Factor (“RAF”) scores attributable to members determine, in part, the revenue to which health plans and, in turn, we are entitled for the provision of medical care to such members. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes submitted to health plans. Each health plan generally relies on us and our physician partners to maintain accurate medical records and appropriately document clinical diagnoses associated with medical services provided to members. If our physician partners have provided incorrect or incomplete documentation or selected inaccurate reimbursement codes, or if our internal compliance and monitoring systems fail to ensure that documentation is complete and accurate, we could be subject to potential civil and criminal penalties, including exclusion from government healthcare programs, such as Medicare, that constitute a substantial percentage of our total revenues. Furthermore, in some proceedings involving MA plans, there have been allegations that certain financial arrangements with providers violate other fraud and abuse laws, such as the federal Anti-Kickback Statute. While we believe that our data recordation practices and relationships with providers comply with applicable laws and regulations, such arrangements may be subject to audits, reviews and investigation, which may result in substantial costs and may divert management’s attention and resources.

A health plan may seek repayment from us should CMS make any payment adjustments as a result of its audits or hold us liable for any penalties owed to CMS for inaccurate or unsupportable RAF scores provided by us or our affiliated physicians. We could, further, be liable for penalties to the government under the False Claims Act that range from $12,537 to $25,076 for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim.

In addition, payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not covered, services provided were not medically necessary, or supporting documentation was not adequate. Retroactive adjustments may change amounts realized from payors and result in recoupments or refund demands, affecting revenue already received.

Any of these consequences of inaccurate data recordation could have a material adverse effect on our business, financial condition cash flows and results of operations. Furthermore, a health plan may be randomly selected or targeted for review by CMS and the outcome of such a review may result in a material adjustment in our revenue and profitability, even if the information we submitted to the plan is accurate and supportable.

We rely on third-party software and data to operate our business and provide services to our members and physician partners, and any restrictions on our use of, or ability to license, such third-party resources could adversely affect our business, financial condition, cash flows, and results of operations.

We rely on software licensed from third parties, as well as data received from third parties, including government agencies, in order to operate our business. These licenses are generally commercially available on varying terms. It is possible that the licenses and rights necessary to use the software and data necessary for the provision of our services may not continue to be available on commercially reasonable terms, or at all, or that our use of such software or data may be restricted. Our suppliers of data may increase restrictions on our use of such data, fail to adhere to our quality-control standards or otherwise satisfactorily perform services or otherwise change the terms upon which we can access such data. Any loss of the right to use or receive any of this software or data could significantly increase our expenses and otherwise result in delays in the provision of our services until supplemental data is able to be obtained, or equivalent technology is either developed by us, or, if available from another source, is identified, obtained and integrated. In the future, we may need to obtain additional licenses from third parties in connection with our growth into new geographies or provision of new or supplemental services, and such additional licenses may not be available on commercially reasonable terms, or at all.

Furthermore, our use of additional or alternative third-party software or data requires us to enter into license agreements with third parties, and integration of new third-party software may require significant work and require substantial investment of our time and resources. Also, the software we license is complex and may contain errors or failures that are not detected until after the software is introduced or updated and new versions are released. In addition, it is possible that hardware failures or errors in the third-party software we use could result in data loss or corruption or cause the information to be incomplete or contain inaccuracies. Any undetected errors, defects or corruption in third-party software or data could prevent the deployment or impair the functionality of our software, delay new updates or enhancements to our services, result in a failure of our services and injure our reputation. We have limited control over such third-party providers, and these third parties may not continue to invest the appropriate levels of resources to maintain and enhance the capabilities of their software, continue to collect and disseminate relevant data, or even remain in business. Integration of software provided by various third parties is also less reliable than an owned, fully integrated network, which we do not have. Any failure or interruption in the services provided by these third parties could negatively impact our ability to operate, relationships with members and physician partners and adversely affect our business, financial condition, cash flows, and results of operations.

Risks Related to Our Industry and Government Programs

Consolidation in the healthcare industry could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Many healthcare industry participants, including physician groups and payors, are consolidating to create larger and more integrated healthcare delivery systems with greater bargaining power, given their market share. We expect regulatory and economic conditions to result in additional consolidation. Physician groups or payors that have consolidated and are not already part of our network may try to use their increased bargaining power to negotiate better terms upon which to join our network. Consolidation may also result in the acquisition or future development by our partners or unaffiliated third parties of products and services that compete with us. Finally, consolidation may result in physician groups merging with, or being acquired by, each other or by health plans or other types of providers such as hospitals, and such groups may not have a need for our services which could reduce our market opportunity. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Substantially all of our total revenues relate to federal government healthcare programs, and reductions in their reimbursement rate or methodology applied to derive reimbursement, or discontinuation of such healthcare programs, would adversely affect our business, financial condition, cash flows, and results of operations.

Substantially all of our total revenues relate to federal government healthcare coverage programs. The MA program accounted for approximately 100%, 100%, and 99% of our total revenues for the years ended December 31, 2021, 2020, and 2019, respectively. See “Note 3. Concentration of Credit Risk” in our audited consolidated financial statements included elsewhere in this report. Additionally, we began participating in the Direct Contracting Model on April 1, 2021. While the DCE’s are not consolidated, they still have an impact on our profitability. The policies and decisions made by the federal government regarding these programs have a substantial impact on our profitability. We cannot predict changes to these programs, and we may be unable to adapt our business to such changes, either at all or in relation to our competitors.

On an annual basis, CMS issues a final rule to establish the MA county-level benchmark payment rates for the following calendar year. Rates we receive from payors may be reduced as a result of annual reimbursement changes, changes to the risk-adjustment methodology (including revisions to the FFS normalization rate, coding intensity adjustment or other elements of the methodology) for the services we provide or other changes to the CMS reimbursement model. Any reductions in rates that we receive from payors could have a significant adverse impact on our revenue and financial results. We cannot predict the nature of future changes. The final impact of the MA rates can vary from any estimate we may have and may be further impacted by the relative growth of our MA patient volumes across markets as well as by the benefit plan designs submitted by the health plans. It is possible that we may underestimate the impact of the changes in MA rates on our business, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations. In addition, our MA revenues may continue to be volatile in the future, which could have a material adverse impact on our business, financial condition, cash flows, and results of operations. The rates we or our payors pay to physician partners are generally based on the Medicare FFS schedule, which is subject to change and outside our control. Increases in the Medicare FFS schedule could cause us or our payors to modify our physician partner reimbursement methodology in ways that we cannot predict, which would result in increases to our medical services expenses.

There are sometimes wide variations in the established reimbursement rates per member as a result of, among other things, members’ risk status, acuity levels and age, plan benefit design and geography. As the composition of our membership base changes, due to programmatic, competitive, regulatory, benefit design, economic or other changes, there is a corresponding change to our premium revenue, costs and margins, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

The financial aspects of the Direct Contracting Model are set forth in an agreement between the DCE and CMS. CMS has the right to amend the agreement without the consent of the DCE for good cause or as necessary to comply with applicable federal or state law, regulatory requirements, accreditation standards or licensing guidelines or rules. We cannot predict whether CMS will amend such agreements and, if CMS amends such agreements, the impact such amendments may have on the financial aspects of our participation in the model, including, but not limited to, risk adjustment models used to set benchmarks, the rate book, capitation payment mechanisms and the calculation of shared savings and losses. Furthermore, changes to Medicare (including the Direct Contracting Model) or MA, such as if CMS were to scale back models or cut MA payments, could have a significant adverse impact on our membership levels, revenue and financial results. Changes in individual plan dynamics, such as changes in benefits provided by the payors, premiums charged by the payors or our payors’ STAR ratings, could also adversely impact us.

Uncertain or adverse economic conditions, including a downturn or decrease in government expenditures, could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Historically, government budget limitations have resulted in reduced spending. The existing federal deficit and continued deficit spending by the federal government and significant economic pressure on state budgets have the potential to lead to reduced government expenditures, including for government-funded programs in which we participate such as Medicare. Any sustained failure to identify and respond to these trends could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Unfavorable economic conditions could also impact enrollment in MA plans with our payors, cause our payors to change the benefits structure that is offered to our members or weaken our ability to raise additional capital on acceptable terms. For example, unfavorable economic conditions could cause our payors to reduce the benefits that are offered to our members and could result in the cancellation by certain members of our payors’ products and services, which would reduce our overall membership, premiums and fee revenues. Any reduction in membership, premiums or fee revenues would, in turn, adversely affect the financial position of physician practice groups.

We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, cash flows, and results of operations will be harmed.

Our industry is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in various aspects of our business, including in offering a favorable reimbursement structure for physician partners and potential physician partners and attracting payors and physician partners who are not contracted with us, from a range of companies that provide a Total Care Model under different care models that could attract patients, providers and payors, including hospitals, managed service organizations and provider networks and data analysis consultants. Further, individual physicians who are contracted within our network may affiliate with our competitors. Competition from hospitals, managed service organizations and provider networks and data analysis consultants, payors and other parties could result in payors changing the benefit structure that is offered to our members, which could negatively impact our profitability and market share.

Our primary competitors include ChenMed, Oak Street Health, Optum and VillageMD, in addition to numerous local provider networks, hospitals and health systems. Moreover, large, well-financed payors have in some cases developed their own managed services tools and may provide these services to their physicians and patients at discounted prices, or may seek to expand their relationships with additional competing physicians or physician networks, including in geographic areas we serve. This may result in a more competitive environment and increased challenges to grow at the rates we have projected. We expect that competition will continue to increase as a result of consolidation in the healthcare industry and increased demand for a Total Care Model.

Some of our competitors may have greater name recognition, particularly in local geographies, longer operating histories, superior products or services and significantly greater resources than we do. Further, our current or potential competitors may be acquired by or partner with third parties with greater available resources than we have. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial benefits structure and premium competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with providers of complementary services, technologies or services to increase the attractiveness of their services.

Accordingly, new competitors or alliances may emerge that have greater market share, a larger customer base, better data aggregation systems, greater marketing expertise, greater financial resources and larger marketing teams than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the healthcare delivery industry, which could create additional pressure on the premiums that our payors are able to charge. If we are unable to successfully compete, our business, financial condition, cash flows, and results of operations could be materially adversely affected.

Our compensation and reputation are dependent on government performance standards and benchmarks, some of which depend on factors outside our control.

We contract with payors that participate in government healthcare programs and, as a result, are required to satisfy certain conditions, performance standards and benchmarks which we may not be able to control. For example, as part of the ACA, the level of reimbursement each MA plan receives from CMS is dependent, in part, upon the quality rating of the plan. Such ratings impact the percentage of any cost savings rebate and any bonuses earned by such health plan. The CMS STAR rating system considers various measures, including, among others, quality of care, preventive services, chronic illness management and customer satisfaction. Agreements with certain of our payors may condition amounts paid to us based upon improvements to contracted payors’ STAR ratings. If we are not eligible for quality bonuses or if we contract with payors who experience a reduction in their STAR ratings, we may experience a negative impact on our revenues, which could materially and adversely affect the marketability of our platform, partnership and network model to physicians, our membership levels and our business, financial condition, cash flows, and results of operations. Further, our payors’ STAR ratings are based on the services they provide to their overall contracted attributed membership in a defined geography. As a result, even if we effectively engage and manage our membership, changes in such payors’ STAR ratings are outside our control. Furthermore, CMS has terminated MA plans that have had a low-quality rating for three consecutive years. Low-quality ratings can potentially lead to the termination of certain plans with which we contract, or a shifting of beneficiaries to alternative plans with higher STAR ratings, which could in turn have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both institutional and professional services.

The healthcare industry in the United States is undergoing significant structural change and is rapidly evolving. Such changes could ultimately result in substantial changes in Medicare coverage and reimbursement, as well as changes in coverage or amounts paid by private payors, which could have an adverse impact on our revenues from those sources. The frequent enactment of, changes to or interpretations of laws and regulations relating to healthcare could, among other things: force us to restructure our relationships with payors and physician partners within our network; require us to implement additional or different programs and systems; restrict revenue and member growth; increase our medical and administrative costs; impose additional capital and surplus requirements; increase or change our liability to members in the event of malpractice by our physician partners and potentially increase, or add new, criminal, civil and administrative penalties that could be imposed on us in the event our operations were found to be non-compliant with new or existing laws and regulations. In addition, changes in political party or administrations at the state or federal level may change the attitude towards healthcare programs and result in changes to the existing legislative or regulatory environment.

Government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursement levels. Various legislative, judicial and executive efforts have made the status of federal healthcare program funding and many other aspects of the U.S. healthcare system, particularly the status of reforms implemented under the ACA, unclear. Budget pressures often lead the federal government to reduce or impose limitations on reimbursement rates, which has in the past resulted, and could in the future result, in substantial reductions in our revenue and operating margins. For example, since the passage of the Budget Control Act of 2011, Medicare payments have been subject to a 2% sequestration reduction; these cuts were the result of a congressional deal to address the debt ceiling crisis. The CARES Act temporarily suspended the 2% sequestration payment adjustment on Medicare payments from May 1, 2020 through December 31, 2020, which was extended through December 31, 2021 by the Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes, signed on April 14, 2021. On December 10, 2021, President Biden signed into law the Protecting Medicare and American Farmers from Sequester Cuts Act, which further delays the Medicare sequester and makes other changes to Medicare payments, among other actions. Specifically, the law exempts Medicare programs from sequestration cuts through March 31, 2022. The sequestration reductions will then be 1% from April 1, 2022, through June 30, 2022, and 2% for the rest of 2022. Further, the passage of the Improving Medicare Post-Acute Care Transformation (“IMPACT”) Act imposes a stringent timeline for implementing benchmark quality measures and data metrics across post-acute care providers. CMS has promulgated, and may continue to promulgate, regulations to implement provisions of the IMPACT Act. The costs of implementation could be significant, particularly with respect to the design of a unified payment methodology for post-acute providers. Failure to meet implementation requirements could expose providers to payment reductions and penalties.

There is also uncertainty regarding both MA payment rates and beneficiary enrollment, which, if reduced, would adversely affect our overall revenues and net income. Each year, CMS issues a final rule to establish the MA benchmark payment rates for the following calendar year. Any reduction to such benchmark rates may have a material adverse effect on our business, financial condition, cash flows, and results of operations. We may be further impacted by the relative growth of our MA patient volumes across geographies. However, MA enrollment may not continue to grow at the same rate it has over the last decade. In connection with the fiscal year 2022 budget resolution process, Democrats in the House of Representatives sought to expand traditional Medicare coverage, likely to cover vision, dental and hearing coverage, and benefits, as well as lower the program’s eligibility age. However, the final version of the House legislation, the Build Back Better Act, only addresses expanded hearing coverage. This legislation, as well as several appropriations bills and an omnibus budget bill for fiscal year 2022, are currently under consideration by the Senate. Such changes if adopted may increase competition between traditional Medicare and MA, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Further, we may not capture a material portion of enrollments, particularly since MA enrollment is increasingly concentrated amongst a small group of payors. Uncertainty over MA payment rates and enrollment presents a continuing risk to our business. We are unable to determine how any future federal spending cuts or other industry changes and reform will affect Medicare reimbursement and, accordingly, our business. There likely will continue to be legislative and regulatory proposals at the federal level directed at containing or lowering the cost of healthcare that, if adopted, could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Our inability to keep pace with changes in government regulations and the healthcare industry could constrain our ability to grow and could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

We are unable to determine how any future federal spending cuts or other industry changes and reform will affect Medicare reimbursement and, accordingly, our business. There likely will continue to be legislative and regulatory proposals at the federal level directed at containing or lowering the cost of healthcare that, if adopted, could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Our inability to keep pace with changes in government regulations and the healthcare industry could constrain our ability to grow and could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Regulatory proposals directed at containing or lowering the cost of healthcare, including the Direct Contracting Model, and our participation, voluntary or otherwise, in such proposed models, could impact our business, financial condition, cash flows and operations.

The CMS Innovation Center continues to test an array of alternative payment models that could impact our business, financial condition, cash flows and operations. For example, the CMS Innovation Center has created the Direct Contracting Model to allow a variety of different organizations called DCEs to negotiate directly with the government to manage traditional Medicare beneficiaries and share in the savings and losses generated from managing such beneficiaries. We, in conjunction with some of our physician partners, began participating in the Direct Contracting Model in certain geographies on April 1, 2021. The Direct Contracting Model’s economic structure, including risk adjustment methodologies, quality reporting and model timelines, has been built upon CMS’ experience with other programs, including MA and the Medicare Shared Savings Program, but also has new elements, such as a risk adjustment model developed specifically for use in the Direct Contracting Model. Likewise, the Direct Contracting Model rate book is based on the same methodology used for the MA rate book but has been modified in light of the characteristics of the Direct Contracting Model. Because the Direct Contracting Model is a new and evolving program, we are unable to determine how the Direct Contracting Model, or other alternative payment models promulgated by the CMS Innovation Center, will affect Medicare reimbursement and capitation benchmarks. For example, if the CMS Innovation Center fails to ensure the long-term predictability of revenue under the Direct Contracting Model, such reimbursement instability could adversely impact our business, financial condition, cash flows and operations. Additionally, if the CMS Innovation Center fails to streamline incentive program requirements for physicians across payment models, such conflicting requirements may impose additional compliance burdens on our affiliated physician partners’ practices, which may have a material adverse effect on process, quality and efficiency.

On February 24, 2022, the CMS Innovation Center announced that it is redesigning the GPDC model and renaming it the Accountable Care Organization Realizing Equity, Access, and Community Health (ACO REACH). The CMS Innovation Center concurrently introduced a Request for Applications (RFA) for a new cohort to begin the model on January 1, 2023, and it announced that all current GPDC model participants that meet ACO REACH requirements would be permitted to continue participating in the ACO REACH model as ACOs. The ACO REACH requirements outlined thus far include: 1) The development and implementation of a robust health equity plan to identify and better serve underserved communities; 2) the requirement that at least 75% control of each ACO's governing body be held by participating providers or their designated representatives (compared to 25% during the first two Performance Years of the GPDC model); and 3) the requirement that there be at least two beneficiary advocates on the governing board (at least one Medicare beneficiary and at least one consumer advocate), both of whom must hold voting rights. We do not anticipate that these new requirements will have a material impact on agilon’s current or future participation in this program, or inhibit our ability to continue and grow our participation in the model. In addition, The CMS Innovation Center announced that ACO REACH would include technical adjustments to the model’s parameters, including changes to benchmark calculations. The overall effect of these changes is not yet known.

Additionally, we are unable to predict how states will regulate DCEs and our participation in the Direct Contracting Model. For example, certain states in which we operate may require DCEs to obtain specific licensure to participate in the Direct Contracting Model and assume risk directly from CMS, which may require us to maintain certain levels of tangible net equity, meet working capital requirements, or expend significant resources on operational development. Alternatively, CMS may choose to limit additional new DCE entrants in future years to those who attend to underserved communities or are controlled by provider entities. There likely will continue to be regulatory proposals directed at containing or lowering the cost of healthcare that, if adopted, could have a material adverse effect on our business, financial condition, cash flows, and results of operations, including with respect to our contractual relationships with providers and payors.

We, as well as our physician partners and affiliates, have in the past, and could in the future, be subject to federal and state investigations, audits and enforcement actions.

Expansion of federal, state and payor enforcement activity could adversely affect our business, financial condition, cash flows, and results of operations. Due to our payors’ participation in government and private healthcare programs, we are from time to time involved in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements and compliance with rules governing delegation of insurance functions, ranging from claims management to utilization review. In this regard, both federal and state government agencies have active civil and criminal enforcement efforts against healthcare companies and their executives and managers. These investigations could also be initiated by private whistleblowers.

Responding to audit and investigative activities can be costly and disruptive to our business, even when the allegations are without merit. If we are subject to an audit or investigation, a finding could be made that we have violated relevant state or federal legal standards in our operations or in how we have structured our arrangements and relationships or that we or our affiliates have erroneously billed or were incorrectly reimbursed. At the conclusion of such audits or investigations, we may be required to repay such agencies or payors, and may be subjected to pre-payment reviews, which can be time-consuming and result in non-payment or delayed payments for the services we or our affiliates provide. We may also be subject to financial sanctions or required to modify our operations.

Investigations, audits or enforcement actions with respect to our physician partners could have an adverse effect on us. We do not directly employ or control our physician partners, and accordingly any adverse effects on us regarding such government activities are outside our control and are uncertain and unpredictable.

We have in the past, and may in the future, be subject to regulatory inquiries and CAPs imposed by our payors.

We have in the past been, and may in the future be, subject to regulatory inquiries and corrective action plans (“CAPs”) imposed by our payors, and the status of certain state regulatory and payor inquiries is uncertain. For example, in February 2018, our subsidiary, PPMC, self-disclosed to the California Department of Managed Health Care (“DMHC”), the California Department of Health Care Services, and our affected payors certain noncompliant practices in our claims and utilization management. We submitted various reports in May, June and August of 2018 and coordinated with the DMHC and certain of our payors to remediate noncompliant claims and utilization management practices and implement improvements through various CAPs. On December 17, 2019, we completed substantial remediation of all known deficiencies identified by the DMHC’s audit findings. In February 2021, we divested all of our California operations. On March 9, 2021, we received a set of investigative interrogatories from the DMHC pursuant to its investigation of conduct and matters described in our various reports. The interrogatories sought information concerning certain claims data and authorizations denied due to lack of medical necessity, including information regarding the health plans affected thereby. We responded timely to such interrogatories and provided requested information. Any adverse review, audit or investigation could result in, among other things: refunding of amounts we have been paid pursuant to our contracts; or the imposition of fines, penalties and other sanctions on us, or certain of our payors. While we do not expect the amount to be material, we are unable to predict the potential dollar value of recoupments or fines, penalties or other sanctions that may be imposed on us or the impacted payors related to the DMHC’s audit findings, if any. Per publicly available information, six out of the nine impacted payors have entered into letters of agreement with the DMHC whereby each of the payors have agreed to pay an administrative penalty related to the deficiencies. These penalties equal $202,500 in the aggregate. At least one payor formally sought indemnification from us in the amount of $80,000 for penalties related to the DMHC audit findings. We are unable to predict the potential dollar value of claims or demands that could be asserted in the future, if any. While we have divested all of our California operations as of February 2021, for the Southern California and Fresno divestiture transactions we will continue to be responsible for any liabilities arising from the business which were incurred prior to the closing date of each transaction, including any fines, penalties and other sanctions relating to the DMHC matter described above, the payment of claims for medical services incurred prior to the effective date of each transaction, a liability for unrecognized tax benefits for which we are indemnified and other contingent liabilities that we currently believe are remote.

Further, we may be audited by payors and regulatory bodies, and we have been required to engage in and respond to payor corrective action plans and regulatory inquiries in the past. In some cases, payors and regulatory bodies have required us to contribute a material amount of risk-bearing capital to our local operating subsidiaries in the form of letters of credit or restricted deposits, and we expect that payors and regulatory bodies will continue to require us to contribute risk-bearing capital going forward. As of December 31, 2021 and 2020, risk-bearing capital required across our geographies and payors totaled $58.5 million and $38.8 million, respectively. There is also a risk that such amounts may be increased in the future as a result of regulatory changes, changes in performance by our local operating subsidiaries and physician partners and expansion of our business.

Repayment obligations arising out of payor audits, such as CMS RADV audits, can be significant and adversely impact reimbursement rates.

Our payors are subject to audit by government health plans, including, but not limited to, CMS, in connection with the MA program. CMS and the HHS Office of Inspector General perform RADV audits, which can result in the recovery of payments from managed care organizations if errors are identified and influence the calculation of premium payments by CMS to MA plans. In addition, certain of our payor contracts incorporate language that enables payors to recoup funding from us in the event that CMS requires payment under an RADV audit. As a result of such audits and contracts, our payors may demand recoupments or adjustments from us, bring recovery proceedings against us, require us to submit and implement corrective action plans, or terminate agreements with our physician partners. The results of RADV audits could also adversely impact the compensation we receive from payors, which could have a material adverse effect on our revenue. Disclosure of any adverse audit results could also negatively affect our reputation and make it more difficult to attract members, physician partners and payors.

CMS may modify the methodology utilized to determine revenue associated with MA members, including but not limited to the CMS Risk Adjustment Processing System for calculating risk adjustment factors, which could adversely impact us.

Changes to how CMS calculates revenues associated with MA members, as well as members’ risk adjustment factors under the MA program, could adversely impact our revenues or understate risk adjustment factors for our members, causing us to be underpaid relative to expenses incurred, especially for members with severe or chronic medical conditions. CMS is currently phasing in the process of calculating risk adjustment factors using diagnosis data from the Encounter Data System (“EDS”) rather than using diagnosis data from the CMS Risk Adjustment Processing System (“RAPS”). The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit diagnoses that satisfy those guidelines. Conversely, the EDS process requires MA plans to submit all encounter data, and CMS will apply the risk adjustment filtering logic to determine the risk adjustment factors. For 2020 and 2019, respectively, 50% and 25% of our MA members’ risk adjustment factor was calculated from claims data submitted through EDS. CMS increased that percentage to 75% in 2021 and 100% in 2022. The phase-in from RAPS to EDS could result in different risk adjustment factors from each dataset as a result of plan processing issues, CMS processing issues and filtering logic differences between RAPS and EDS. Such changes in risk adjustment factors could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

CMS may annually adjust other components of the methodology utilized to determine revenues associated with MA members, including but not limited to the fee for service normalization factor, coding intensity adjustment or corridors utilized to determine calculations contributing to rebate amounts or STAR ratings. Such revisions could result in a reduction of our revenues. Our revenues could be further reduced by budget reconciliation bills, which could increase the MA coding intensity adjustment.

Negative publicity regarding the managed healthcare industry generally could adversely affect our results of operations or business.

Negative publicity regarding the managed healthcare industry generally, or the MA program in particular, may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect our results of operations or business by:

•
requiring us to change our platform and services;
•
increasing the regulatory, including compliance, burdens under which we operate, which, in turn, may negatively impact the manner in which we provide services and increase our costs;
•
adversely affecting our ability to market our services through the imposition of further regulatory restrictions regarding the manner in which plans market to MA enrollees; or
•
adversely affecting our ability to attract and retain physician partners and have patients attributed to those physician partners.

Legal and Regulatory Risks

The healthcare industry is intensely regulated at the federal, state and local levels and government authorities may determine that we fail to comply with applicable laws or regulations and take actions against us.

As a company involved in the healthcare industry with substantially all of our revenue derived from government programs, our business activities are subject to substantial governmental regulation. There are significant costs involved in complying with these laws and regulations. If we are found to have violated any applicable laws or regulations, we could be subject to civil or criminal damages, fines, sanctions or penalties, including exclusion from participation in government healthcare programs, such as Medicare, and we may be required to change our method of operations and business strategy. These consequences could be the result of our current conduct or even conduct that occurred a number of years ago, including prior to the acquisition of our subsidiary, PPMC, and prior to existing physician partners joining our network. We have in the past incurred, and may in the future incur, significant costs to defend ourselves if we become the subject of an investigation or legal proceeding alleging a violation of these laws and regulations. A federal, state or local government could determine that we are not operating in accordance with the law, or whether, when or how the laws, or the interpretation thereof, will change in the future and impact our business, financial condition, cash flows, and results of operations.

In addition, some of the governmental and regulatory bodies that regulate us may consider enhanced or new regulatory requirements or may seek to exercise their supervisory or enforcement authority in new or more robust ways. Any of these possibilities, if they occur, could adversely affect us.

Our operations are subject to extensive federal, state and local government laws and regulations, such as:

•
Federal and state laws, and related regulations, including the CMPL, which impose civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment, or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits, and impose civil monetary penalties on entities that fail to disclose and repay known overpayments;
•
Federal and state anti-kickback laws, and related regulations, which generally prohibit transactions intended to induce or reward referrals for items or services reimbursable by a federal healthcare program;
•
Federal and state physician self-referral prohibition statutes, and related regulations, which generally prohibit physicians from referring a patient to an entity providing DHS if the physician (or his/her immediate family member) has a financial relationship with that entity;
•
Provisions of, and regulations enacted pursuant to, HIPAA, as amended, HITECH, and the American Recovery and Reinvestment Act of 2009, as well as similar or more stringent state laws, regarding the collection, use and disclosure of health information;
•
Provisions of, and regulations enacted pursuant to, the 21st Century Cures Act, regarding interoperability and prohibitions against information blocking;
•
Federal laws and regulations that require providers to enroll in the Medicare program before submitting any claims for services, to promptly report certain changes in operations to the agencies that administer these programs, and to re-enroll in these programs when changes in direct or indirect ownership occur or in response to revalidation requests from Medicare;
•
Federal and state laws that govern managed care organizations, such as our payors, and downstream contracted entities, such as our RBEs, including laws governing timely payment of claims, quality assurance, utilization review, credentialing, financial solvency, downstream transfers of risk and payor-provider contractual relationships;
•
State laws that govern the activities of third-party administrators and utilization review agents; and
•
State laws that prohibit general business entities from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians.

These and other healthcare laws and regulations that may affect us are further described in “Business—Healthcare and Other Applicable Regulatory Matters” in Item 1.

The laws and regulations applicable to our business are complex, changing and often subject to varying interpretations. As a result, we may not be able to adhere to all applicable laws and regulations. Any violation or alleged violation of any of these laws or regulations by us or our affiliates, or our physician partners or payors, could have a material adverse effect on our business, financial condition, cash flows, and results of operations. We have been and may be a party to various lawsuits, demands, claims, qui tam suits, government investigations and audits, of which any could result in, among other things, substantial financial penalties or awards against us, reputational harm, termination of relationships or contracts related to our business, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare and other healthcare programs and possible criminal penalties.

If we are found in violation of applicable laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:

•
suspension or termination of our participation in federal healthcare programs;
•
criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal False Claims Act, CMPL, Anti-Kickback Statute and Stark Law;
•
enforcement actions by governmental agencies or claims for monetary damages by patients under federal or state patient privacy laws, including HIPAA;
•
enforcement actions by governmental agencies or monetary penalties for violations of the 21st Century Cures Act;
•
repayment of amounts received in violation of law or applicable payment program requirements, and related monetary penalties;
•
mandated changes to our practices or procedures that materially increase operating expenses;
•
imposition of corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices;
•
termination of various relationships or contracts related to our business; and
•
harm to our reputation which could negatively affect our business relationships, decrease our ability to attract or retain patients and physicians, decrease access to new business opportunities and impact our ability to obtain financing, among other things.

Responding to lawsuits and other proceedings as well as defending ourselves in such matters will continue to require management’s attention and cause us to incur significant legal expense. It is also possible that criminal proceedings may be initiated against us or individuals in our business in connection with investigations by the federal government.

We rely on our physician partners to comply with certain laws or regulations, including licensure and certification requirements to provide healthcare services, operate facilities or administer pharmaceuticals in the states in which we conduct business, and billing and coding compliance with respect to the provision of services. Although we provide some high-level training, and, if needed, supplemented clinical or coding staff as appropriate, to ensure that all health conditions are assessed and sufficiently documented by our physician partners and network providers, and we perform audits on this process, we do not as a general matter supervise or control our physician partners or network providers; accordingly, any adverse effects on us regarding their noncompliance are uncertain and unpredictable.

If our physician alignment strategies with our physician partners—including the formation of risk and shared savings pools, making downstream payments and joint venture arrangements—are not in compliance with the state and federal fraud and abuse laws, including physician incentive plan laws and regulations, we could be subject to penalties.

A central component of our clinical and operational strategy is to encourage alignment with our physician partners so as to incentivize them to (i) increase the quality of care while appropriately managing overall costs and (ii) participate in various care management and care coordination programs. Such alignment is often achieved through the design of risk or other incentive pools, with gating quality metrics that participating physicians must first satisfy before being allowed to share in cost savings. In other instances, we may support the delivery of care through a number of means, such as the provision of additional capital to improve and enhance the delivery of quality of care and improve access to quality care or by entering into a joint venture with a physician partner and other healthcare entities.

All such arrangements can implicate, and must be structured to be in compliance with, all applicable federal and state fraud and abuse laws including the federal Anti-Kickback Statute and the Stark Law. See “Business—Healthcare and Other Applicable Regulatory Matters—Federal and State Anti-Kickback Statutes” and “Business—Healthcare and Other Applicable Regulatory Matters—Stark Law” in Item 1.

The laws and regulations, however, are complex, and we may not be successful in structuring our arrangements in compliance with them. Should government regulatory or enforcement authorities find any arrangement to be out of compliance with such laws or regulations, then criminal, civil and administrative penalties could be imposed on us or on our physician partners and affiliated entities.

In addition, all such arrangements can implicate, and must be structured in compliance with, state and federal laws and regulations that prohibit payors and their downstream entities from linking physician incentives to reducing or limiting necessary medical services to patients. Violation of such laws or regulations can subject payors to significant civil monetary penalties, as well as possible sanctions, such as suspension of the payor’s enrollment of patients, suspension of communication activities to potential patients and exclusion from government healthcare programs. Our failure to comply with these laws could cause us to be in breach of our agreements with payors, which could lead to significant financial penalties or termination of our contracts with payors, all of which could materially and adversely affect our business, financial condition, cash flows, and results of operations.

Our business development and member engagement activities may implicate laws and regulations regarding marketing, beneficiary inducements, telemarketing and use of protected health information.

Medicare product marketing and sales activities are regulated by CMS and the states in which we operate. Medicare Managed Care marketing requirements are outlined in the Medicare Marketing Guidelines, a sub-regulatory guidance document updated annually. CMS has oversight over all MA marketing materials and outreach activities. To maintain appropriate beneficiary safeguards while not impeding the physician-patient relationship, the Medicare Marketing Guidelines set forth acceptable activities in the healthcare setting. For example, payors may not allow contracted physicians to accept/collect scope of appointment forms but may allow contracted physicians to make available communication materials regarding MA plans in areas where care is being delivered. In addition, through our participation in the CMS Innovation Center Direct Contracting Model, we (either as a DCE or as a service provider to our physician partners who are participating in the model) must comply with provisions in the participation agreements with CMS regarding marketing and outreach activities. For example, DCEs must have their plans for marketing activities approved by CMS and are prohibited from engaging in some forms of marketing activities such as door-to-door solicitation. Similarly, state laws governing managed care organizations also address allowable marketing and enrollee communication practices.

Marketing and outreach activities undertaken in the healthcare industry—whether undertaken by or on behalf of providers and payors—are subject to a complex web of laws and regulations designed to prevent fraud and abuse. See “Business—Healthcare and Other Applicable Regulatory Matters—Federal and State Anti-Kickback Statutes” and “Business—Healthcare and Other Applicable Regulatory Matters—Civil Monetary Penalties Statute” in Item 1. Our physician partners and the payors with which we contract risk running afoul of applicable state and federal fraud and abuse laws—including the Anti-Kickback Statute and CMPL—and laws governing marketing and member outreach (e.g., the Medicare Marketing Guidelines). Failure to comply with such laws can lead to severe penalties, including sanctions, fees, civil monetary penalties, imprisonment and exclusion from participation in federal healthcare programs. The imposition of such penalties against our physician partners or the payors with which we contract, could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Our business development and member engagement activities may implicate the TCPA, related Federal Communication Commission (“FCC”) orders and analogous state laws which impose significant restrictions on the ability to utilize telephone calls and text messages to mobile telephone numbers as a means of communication, when the prior consent of the person being contacted has not been obtained. See “Business—Healthcare and Other Applicable Regulatory Matters—Consumer Protection Laws” in Item 1. A determination that we, one of our affiliates, one of our vendors or one of our physician partners violated the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business, financial condition, cash flows, and results of operations.

Certain failures by our physician partners to comply with these laws could have an adverse effect on us. We do not directly employ or control our physician partners, and accordingly any adverse effects on us regarding their noncompliance are uncertain and unpredictable.

These activities also implicate privacy laws, such as HIPAA and analogous state laws, which limit how we and our affiliates can use an individual’s PHI in connection with marketing activities and member outreach activities. A violation of such laws could subject us to significant penalties.

Our physician partners are subject to federal and state healthcare fraud and abuse laws and regulations.

Our physician partners are subject to various federal and state laws pertaining to healthcare fraud and abuse, including, among others, the federal Anti-Kickback Statute, Stark Law and False Claims Act and analogous state laws. See “Business—Healthcare and Other Applicable Regulatory Matters” in Item 1. Violations of these laws can occur under many different circumstances, including, for example, if a physician partner is engaging in prohibited financial and referral relationships with other physicians or providers; is improperly documenting and coding for services; is making prohibited internal referrals for certain services covered by the Stark Law or analogous state laws or is providing benefits to induce patients to self-refer. Depending on the circumstances, violations of these laws can be punishable by criminal and civil sanctions, including exclusion from participation in federal and state healthcare programs, as well as significant potential monetary liabilities. Should government authorities find that our physician partners have violated applicable law or regulations, our physician partners could be subject to criminal and civil penalties that could adversely affect our reputation and have a material adverse effect on our business, financial condition, cash flows, and results of operations.

In addition, our physician partners are subject to federal, state and local licensing regulations relating to, among other things, professional credentialing, the ability to practice medicine, professional ethics and prescribing medication and controlled substances. See “Business—Healthcare and Other Applicable Regulatory Matters—Other Laws and Regulations” in Item 1. If our physician partners fail to obtain and maintain all necessary licenses, certifications, accreditations and other approvals and operate in compliance with applicable healthcare and other laws, their ability to provide medical services to members would be impaired.

Given our reliance on anchor physician practices in some geographies, such noncompliance could materially and adversely affect our business, financial condition, cash flows, and results of operations. We do not directly employ or control our physician partners, and accordingly any adverse effects on us regarding their noncompliance with laws and regulations are uncertain and unpredictable.

Our use, disclosure and processing of personally identifiable information, PHI, and de-identified data is subject to HIPAA and state patient confidentiality laws, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, cause a material adverse effect on our members and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity and other processing of PHI and, more broadly, personally identifiable information whether or not related to healthcare. These laws and regulations include HIPAA, as amended by the HITECH Act. HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with which such covered entities contract for services. Components of our business are considered “covered entities” under HIPAA and others are considered “business associates” of our healthcare partners and payors.

HIPAA requires covered entities and business associates to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

In addition to federal regulations issued under HIPAA, some states have enacted their own data privacy and security statutes or regulations that govern the use and disclosure of a person’s health information or records. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them. See “Business—Healthcare and Other Applicable Regulatory Matters—Federal and State Privacy and Security Requirements” in Item 1. These and other laws and regulations affecting data security and data privacy are often uncertain, contradictory and subject to changing interpretations, and we expect new laws, rules and regulations regarding data privacy and information security to be proposed and enacted in the future. This complex, dynamic legal landscape creates significant compliance issues and potentially exposes us to expense, adverse publicity and liability. The regulatory framework for data privacy and security issues worldwide is evolving and is likely to remain in flux for the foreseeable future, so it is unclear how regulatory changes could impact our business or the costs of compliance, though the impacts and costs seem likely to increase. The general legal trend in the data privacy and security area is toward the broader adoption of more stringent laws and toward more aggressive enforcement.

The data privacy and security measures we have implemented may not adequately protect us from the risks associated with the storage and transmission of customer information and PHI. The security measures that we, and our third-party vendors and subcontractors, have in place to promote compliance with data privacy and data security laws may not protect our facilities and systems from data security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors, or other similar events. In the event that new data security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current safeguards. Changing our safeguards could be time-consuming and expensive, and failure to timely implement required changes could subject us to liability for non-compliance. Under HIPAA, certain of our entities are directly liable for any data privacy and data security breaches that occur in our capacity as a covered entity. Under the HITECH Act, as business associates, our RBEs may also be directly liable under certain circumstances for data privacy and data security breaches and failures of our subcontractors. We from time-to-time experience security and privacy issues that require assessment of our duties and obligations under HIPAA, and we cannot guarantee that we will not face security or privacy breaches in the future. Additionally, the investigation and remediation of privacy breaches may result in additional material direct or indirect costs.

We incur substantial costs related to ordinary-course compliance with HIPAA and the HITECH Act. Such compliance could also require us to change our practices in a manner adverse to our business. Failure to comply with any applicable standards regarding patient privacy, or data privacy and data security more generally, may subject us to penalties, including significant civil monetary penalties and, in some circumstances, criminal penalties. In addition, any such failures may injure our reputation and adversely affect our ability to retain customers and attract new customers. Even an unsuccessful challenge by regulatory authorities could result in adverse publicity and could require a costly response. Any of the foregoing consequences could have a material adverse impact on our business, financial condition, cash flows, and results of operations.

Certain failures or non-compliance by our physician partners under these laws could result in their being required as covered entities to report to governmental authorities and patients, implement expensive corrections and pay civil penalties. For example, we note that in 2019, the Office of Civil Rights announced the creation of its Right of Access Initiative, intended to support individuals’ right of timely access to their health records. Since the creation of the Right of Access Initiative, there has been substantial enforcement activity related to covered entities’ alleged failures to provide individuals with timely access to their health records. To the extent the physician partners’ non-compliance impacts members who are attributed to our RBEs (e.g., through the loss of PHI or failure to provide timely access to health records), or otherwise implicates our data processing or billing operations, we could suffer reputational harm or a material adverse effect on our business, financial condition, cash flows, and results of operations.

Failure to obtain or maintain an insurance license, a certificate of authority or an equivalent authorization allowing our participation in downstream risk-sharing arrangements with payors could subject us to significant penalties and adversely impact our operations.

Regulation of downstream risk-sharing arrangements, including, but not limited to, global risk and other value-based arrangements, varies significantly from state to state. See “Business—Healthcare and Other Applicable Regulatory Matters—Federal and State Insurance and Managed Care Laws” in Item 1. We therefore expect significant uncertainty regarding whether our operations fall within the scope of certain laws or regulations.

If a state in which we currently operate, or a new geography, views our participation in risk-sharing arrangements as the assumption of insurance risk, the arrangement may fall within the purview of state insurance or managed care laws. If so, in connection with our continued operations or our expansion into new geographies, we may be required to obtain a state insurance or managed care license (or some other type of registration) and comply with the state’s insurance or managed care laws and regulations. Such laws and regulations may subject us to significant oversight by state regulators in the form of periodic reporting and audits, required financial reserves and refraining from taking certain actions without prior regulatory approval. The majority of states do not explicitly address whether and in what manner the state regulates the transfer of risk by a payor to a downstream entity, and in such states, regulators may nonetheless interpret statutes and regulations to regulate such activity. If downstream risk-sharing arrangements are not regulated directly in a particular state, the state regulatory agency may nonetheless require oversight by the licensed payor as the party to such a downstream risk-sharing arrangement. Such oversight is accomplished via contract and may include the imposition of reserve requirements and reporting obligations. Failure to comply with these direct and indirect oversight laws can result in significant monetary penalties, administrative fines, fraud or misrepresentation charges, denial of future insurer applications or loss of membership or suspension of membership growth.

Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our business, and the failure to comply with such laws, or any changes to such laws or regulations or similar laws or regulations could subject us to penalties and restructuring or have a material adverse effect on our consolidation of the accounts of our majority-owned subsidiaries.

Some of the states in which we operate limit the practice of medicine to licensed individuals or professional organizations comprising licensed individuals, and lay business corporations generally may not exercise control over the medical decisions of physicians. Certain state regulatory bodies have taken the position that an arrangement that confers too much control over a physician practice to a non-medical professional entity may violate the corporate practice of medicine doctrine. See “Business—Healthcare and Other Applicable Regulatory Matters—Corporate Practice of Medicine” in Item 1. A violation of the corporate practice of medicine doctrine constitutes the unlawful practice of medicine, which is subject to fines and other legal consequences. Penalties for violating fee-splitting statutes or regulations may include medical license revocation, suspension, probation or other disciplinary actions.

It is possible that a state regulatory agency or a court could determine that under applicable rules governing the corporate practice of medicine, we are violating the corporate practice of medicine doctrine or that our arrangements constitute unlawful fee splitting. As a result, our arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from such arrangements. We could be subject to civil or other legal consequences, and our agreements and the accompanying governance structures and arrangements could be found legally unenforceable (in whole or in part). Such a determination could force a restructuring of the arrangements with our RBEs and physician partners. Such a restructuring may not be feasible or may not be accomplished within a reasonable time frame or on reasonable terms, any of which could have a material adverse effect on our business, financial condition, cash flows, and results of operations. We have been the subject of regulatory inquiries regarding our compliance with the corporate practice of medicine doctrine, and we cannot guarantee that we will not be subject to such inquiries in the future.

Further, our financial statements are consolidated in accordance with applicable accounting standards and include the accounts of our majority-owned subsidiaries, including RBEs, classified as variable interest entities. Such consolidation for accounting or tax purposes does not, is not intended to, and should not be deemed to, imply or provide us any control over the medical or clinical affairs of such practices. In the event of a change in accounting standards promulgated by the Financial Accounting Standards Board (“FASB”) or in interpretation of its standards, or if there is an adverse determination by a regulatory agency or a court, or a change in state or federal law relating to the ability to maintain such agreements or arrangements, we may not be permitted to continue to consolidate the revenues, expenses, assets and liabilities of our majority-owned subsidiaries classified as variable interest entities, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

If we or our physician partners inadvertently employ or contract with an excluded person, we may face government sanctions.

Individuals and entities can be excluded from participating in the Medicare program for violating certain laws and regulations, or for other reasons such as the loss of a license in any state, even if the person retains other licensure. This means that the excluded person or entity is prohibited from receiving payments for such person’s or entity’s services rendered to Medicare or MA beneficiaries, and if the excluded person is a physician, all services ordered (not just provided) by such physician are also non-covered and non-payable. Entities that employ or contract with excluded individuals are prohibited from billing the Medicare program for the excluded individual’s services and are subject to civil penalties if they do. We might inadvertently contract or do business with an excluded person or entity, such as a physician partner, contracted or employed physician, or any other contracted party, or with an excluded person who could become excluded in the future without our knowledge. If this occurs, we or our physician partnerships may be subject to substantial repayments and civil penalties. Physician partners are also expected to comply with these requirements. We do not directly control our physician partners, and accordingly any adverse effects on us regarding their noncompliance with these laws are uncertain and unpredictable.

We may face lawsuits not covered by insurance and related expenses may be material. Our failure to avoid, defend and accrue for claims and litigation could negatively impact our business, financial condition, cash flows, and results of operations.

We are exposed to, and may become involved in, various litigation matters arising out of our business, including from time to time, actual or threatened lawsuits. Lawsuits for tort liabilities associated with managed care activities that we conduct in our managed care business are common in the healthcare industry. Common liability exposures we face include performance of utilization review, performance of credentialing and peer review, provider network contracting determinations, and vicarious liability for the conduct of affiliated providers. Liability exposures in the managed care industry in which we operate vary greatly by state. The status of tort reform, availability of non-economic damages or the presence or absence of other statutes, such as elder abuse or vulnerable adult statutes, influence the incidence and severity of managed care litigation. We may also be subject to other types of lawsuits, inquiries, audits, investigations or other proceedings, such as those initiated by our competitors, stockholders, employees, service providers, contractors or by government agencies, including when we terminate relationships with them, which could involve large claims and significant defense costs. Furthermore, lawsuits for tort liabilities arising out of business activities, including the acquisition of other businesses or physician groups, also are common. Common liability exposures we face include interference with contract, interference with prospective economic advantage, violation of the Voidable Transactions Act, successor liability, and antitrust and unfair competition.

The results of any such lawsuits, inquiries, audits, investigations or other proceedings cannot be predicted, and determining reserves for pending litigation or other matters requires significant judgment. Further, the defense of litigation, including fees of legal counsel, expert witnesses and related costs, is expensive and difficult to forecast accurately. Such costs may be unrecoverable even if we ultimately prevail in litigation and could consume a significant portion of our limited capital resources. To defend lawsuits or participate in other proceedings, it may also be necessary for us to divert officers and other employees from our normal business functions to gather evidence, give testimony and otherwise support litigation efforts. If any such proceeding is not resolved in our favor, we could face material judgments or awards against us. An unfavorable resolution of one or more of the proceedings in which we are involved now or in the future could have a material adverse effect on our business, financial condition, cash flows, and results of operations. We may also in the future find it necessary to file lawsuits to recover damages or protect our interests. The cost of such litigation could also be significant and unrecoverable, which could also deter us from aggressively pursuing even legitimate claims. All of our physician partners are required to carry medical malpractice insurance. We also currently maintain managed care errors and omissions insurance. We cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us, our affiliated professional organizations or our affiliated physicians. Liabilities incurred by us or our affiliates in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Our insurance coverages generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms, which could increase our exposure to litigation. Further, such coverage typically has substantial deductibles for which we would be responsible.

Risks Related to Our Indebtedness

Despite our indebtedness levels, we and our subsidiaries may incur substantially more indebtedness, which could increase the risks created by our indebtedness.

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the 2021 Credit Agreement do not fully prohibit our subsidiaries from incurring additional debt. If our subsidiaries are in compliance with certain coverage ratios set forth in the agreements governing the Credit Facilities, they may be able to incur substantial additional indebtedness, which could increase the risks created by our current indebtedness. In addition, subject to certain conditions and without the consent of the then-existing lenders, the loans under the Credit Facilities may be expanded (or new term loan facilities, revolving credit facilities or letter of credit facilities added) by up to $50.0 million plus an additional amount equal to the aggregate amount of certain prepayments, repayments and redemptions of term loans and/or permanent reduction in the revolving credit facilities.

The agreements and instruments governing our indebtedness contain restrictions and limitations that could significantly impact our ability to operate our business.

Our Credit Facilities contain covenants that, among other things, restrict the ability of agilon health management, inc. (“agilon management”) and its subsidiaries to:

•
incur additional indebtedness and create liens;
•
pay dividends and make other distributions or to purchase, redeem or retire capital stock;
•
purchase, redeem or retire certain junior indebtedness;
•
make loans and investments;
•
enter into agreements that limit agilon management’s or its subsidiaries’ ability to pledge assets or to make distributions or loans to us or transfer assets to us;
•
sell assets;
•
enter into certain types of transactions with affiliates;
•
consolidate, merge or sell substantially all assets;
•
make voluntary payments or modifications of junior indebtedness; and
•
enter into lines of business.

agilon management and its subsidiaries accounted for 95% of our total assets and 100% of our total liabilities as of December 31, 2021. Consequently, the restrictions in the Credit Facilities may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We may be unable to refinance our indebtedness, at maturity or otherwise, on terms acceptable to us or at all.

The ability of agilon management to comply with the covenants and restrictions contained in the Credit Facilities may be affected by economic, financial and industry conditions outside our control including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the Credit Facilities, could proceed against the collateral securing the indebtedness. This could materially and adversely affect our business, financial condition, cash flows, and results of operations, and could cause us to become bankrupt or insolvent.

Risks Related to Our Common Stock

agilon health is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.

Our operations are conducted entirely through our subsidiaries, and our ability to generate cash to fund our operations and expenses, to pay dividends or to meet debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries through dividends or intercompany loans. Deterioration in the financial condition, earnings or cash flow of agilon management and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Many of these subsidiaries are subject to regulatory, contractual or other legal restrictions that may restrict such subsidiaries’ ability to pay dividends to us. To the extent our subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements or are otherwise unable to provide funds to the extent of our needs, there could be a material adverse effect on our business, financial condition, cash flows, and results of operations.

For example, we are currently contractually required, and may in the future be required by state laws or regulations, to maintain specific prescribed minimum amounts of capital in certain subsidiaries. When we enter into a new payor contract, we are typically required by the payor to contribute risk-bearing capital to the local operating subsidiary. This typically takes the form of letters of credit or restricted deposits, or the payor may retain a percentage of the capitation payments due under the applicable contract. Risk-bearing capital required by payors varies by payor and geography and ranged from $50,000 to $10.0 million, or $58.5 million and $38.8 million in the aggregate across all of our geographies and payors, as of December 31, 2021 and 2020, respectively. In addition, the agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to us. Furthermore, our subsidiaries are permitted under the terms of the Credit Facilities to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our results of business, financial condition, cash flows and results of operations could be materially and adversely affected.

Under our Certificate of Incorporation, the CD&R Investor and its affiliates and, in some circumstances, each of our directors and officers who is also a director, officer, employee, member or partner of the CD&R Investor and its affiliates, have no obligation to offer us corporate opportunities.

The policies relating to corporate opportunities and transactions with the CD&R Investor set forth in our Certificate of Incorporation address potential conflicts of interest between agilon health, on the one hand, and the CD&R Investor and its officers, directors, employees, members or partners who are directors or officers of our company, on the other hand. In accordance with those policies, the CD&R Investor may pursue corporate opportunities, including acquisition opportunities that may be complementary to our business, without offering those opportunities to us. By becoming a stockholder in agilon health, you will be deemed to have notice of and have consented to these provisions of our Certificate of Incorporation. Although these provisions are designed to resolve conflicts between us and the CD&R Investor and its affiliates fairly, conflicts may not be resolved in our favor or be resolved at all.

Anti-takeover provisions in our Certificate of Incorporation and By-laws could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock.

Our Certificate of Incorporation and our By-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our Certificate of Incorporation and By-laws collectively:

•
authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;
•
provide for a classified board of directors, which divides our board of directors into three classes, with members of each class serving staggered three-year terms, which prevents stockholders from electing an entirely new board of directors at an annual meeting;
•
limit the ability of stockholders to remove directors if the CD&R Investor ceases to beneficially own at least 40% of the outstanding shares of our common stock;
•
provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;
•
prohibit stockholders from calling special meetings of stockholders if the CD&R Investor ceases to beneficially own at least 40% of the outstanding shares of our common stock;
•
prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders, if the CD&R Investor ceases to beneficially own at least 40% of the outstanding shares of our common stock;
•
opt out of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years following the time the person became an interested stockholder, until the CD&R Investor ceases to beneficially own at least 5% of the outstanding shares of our common stock;
•
establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders; and
•
require the approval of holders of at least 66 2/3% of the outstanding shares of our common stock to amend our By-laws and certain provisions of our Certificate of Incorporation if the CD&R Investor ceases to beneficially own at least 40% of the outstanding shares of our common stock.

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context or from changing our management and board of directors. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.

Our Certificate of Incorporation and By-laws may also make it difficult for stockholders to replace or remove our management. Furthermore, the existence of the foregoing provisions, as well as the significant amount of common stock that the CD&R Investor owns, could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

We do not intend to pay dividends on our common stock for the foreseeable future and, consequently, your ability to achieve a return on your investment depends on appreciation in the price of our common stock.

We do not intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to use our future earnings, if any, to repay debt, to fund our growth, to develop our business, for working capital needs and for general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in shares of our common stock depends upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. Payments of dividends, if any, are at the sole discretion of our board of directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, our operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us, and we may enter into other credit agreements or borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock. In addition, Delaware law imposes additional requirements that may restrict our ability to pay dividends to holders of our common stock.

We expect to continue to be a “controlled company” within the meaning of rules and, as a result, we will qualify for, and currently intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

The CD&R Investor controls a majority of the voting power of our outstanding common stock. Accordingly, we are, and expect to continue to be, a “controlled company” within the meaning of corporate governance standards until the CD&R Investor owns less than 50% of our outstanding common stock. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including:

•
the requirement that a majority of the board of directors consist of independent directors;
•
the requirement that our Nominating and Governance Committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•
the requirement that we have a Compensation Committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•
the requirement for an annual performance evaluation of the Nominating and Governance and Compensation Committees.

We intend to continue to utilize these exemptions for as long as we are a “controlled company.” As a result, we do not have a majority of independent directors, our Nominating and Governance Committee and Compensation Committees do not consist entirely of independent directors and such committees may not be subject to annual performance evaluations. Consequently, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance rules and requirements. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

At such time as the CD&R Investor no longer controls a majority of the voting power of our outstanding common stock, we will no longer be a “controlled company” within the meaning of rules. However, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period.

At such time as the CD&R Investor no longer controls a majority of the voting power of our outstanding common stock, we will no longer be a “controlled company” within the meaning of the NYSE corporate governance standards. The NYSE rules require that we (i) have a majority of independent directors on our board of directors within one year of the date we no longer qualify as a “controlled company,” (ii) have at least one independent director on each of the Compensation and Nominating and Governance Committees on the date we no longer qualify as a “controlled company,” at least a majority of independent directors on each of the Compensation and Nominating and Governance Committees within 90 days of such date and the Compensation and Nominating and Governance Committees composed entirely of independent directors within one year of such date and (iii) perform an annual performance evaluation of the Nominating and Governance and Compensation Committees. During this transition period, we may continue to utilize the available exemptions from certain corporate governance requirements as permitted by the NYSE rules. Accordingly, during the transition period, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. Furthermore, a change in our board of directors and committee membership may result in a change in corporate strategy and operation philosophies and may result in deviations from our current strategy.

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or stockholders.

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, other employees, agents or stockholders, (iii) any action or proceeding asserting a claim arising out of or pursuant to or seeking to enforce any right, obligation or remedy under the DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware (including, without limitation, any action asserting a claim arising out of or pursuant to our Certificate of Incorporation or our By-laws) or (iv) any action or proceeding asserting a claim that is governed by the internal affairs doctrine, in each case subject to such Court of Chancery of the State of Delaware having personal jurisdiction over the indispensable parties named as defendants. It is possible that a court could find that the exclusive forum provisions described above are inapplicable for a particular claim or action or that such provision is unenforceable, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. As permitted by Delaware law, our Certificate of Incorporation provides that, unless we consent in writing to the election of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, the Exchange Act, and the rules and regulations thereunder. To the fullest extent permitted by law, by becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our Certificate of Incorporation related to choice of forum. The choice of forum provision in our Certificate of Incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any of our directors, officers, other employees, agents or stockholders, which could discourage lawsuits with respect to such claims. Additionally, a court could determine that the exclusive forum provision is unenforceable, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of our Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, cash flows, and results of operations.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2021, we leased approximately 4.8 million gross square feet relating to 18 office facilities. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

ITEM 3. Legal Proceedings

Except as described below, we are not aware of any legal proceedings or claims that we believe could have, individually or taken together, a material adverse effect on our financial condition, results of operations or cash flows.

See “Legal Proceedings” section of Note 11 to the Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol “AGL” and began trading on April 15, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Common Stock

At February 15, 2022, we had 1,106 stockholders of record of common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record present here also do not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be made at the discretion of the Board and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that the Board may deem relevant. In addition, our ability to pay dividends to holders of our common stock is significantly limited as a practical matter by the Credit Facilities insofar as we may seek to pay dividends out of funds made available to us by agilon health management inc. or its subsidiaries, because the Credit Facilities restrict agilon management’s ability to pay dividends or make loans to us.

Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities subsequent to our initial public offering (“IPO”) on April 15, 2021.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the year ended December 31, 2021.

Performance Graph

The graph and table below compare the cumulative total return of agilon and the S&P 500 Health Care Index from April 15, 2021 (the date our common stock began trading on the NYSE) to December 31, 2021. Total cumulative return is based on a $100 investment and assumes reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

RATE OF RETURN TREND COMPARISON

April 15, 2021–DECEMBER 31, 2021

(April 15, 2021 = $100)

Performance Graph Total Stockholder Return

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
4/14/21
4/30/21
5/31/21
6/30/21
7/31/21
8/31/21
9/30/21
10/31/21
11/30/21
12/31/21
S&P 500 Health Care
AGL

	4/15/21	4/30/21	5/31/21	6/30/21	7/31/21	8/31/21	9/30/21	10/31/21	11/30/21	12/31/21
agilon health, inc.	$100.00	$137.09	$156.26	$176.39	$159.96	$152.17	$113.96	$106.52	$95.65	$117.39
S&P 500 Health Care	100.00	102.35	104.29	106.73	111.96	114.62	108.26	113.85	110.43	120.35

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth in this Item 7 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•
Overview and Key Developments
•
COVID-19 Update
•
Key Financial and Operating Metrics
•
Key Components of Our Results of Operations
•
Results of Operations
•
Non-GAAP Financial Measures
•
Liquidity and Capital Resources
•
Critical Accounting Estimates
•
Recent Accounting Pronouncements

Overview and Key Developments

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

2021 Results:

•
Medicare Advantage members of approximately 186,300 as of December 31, 2021 increased 42% from 2020.
•
DCE attributed beneficiaries of approximately 51,700 as of December 31, 2021.
•
Total revenue of $1.83 billion increased 50% from 2020.
•
Net loss of $407 million, compared to $60 million in 2020. The year-over-year change reflects the impact of a $286 million increase in non-cash stock-based compensation expense in 2021, substantially all of which relates to shares issued under partner physician group equity agreements in connection with our IPO in April 2021.

•
Medical Margin of $182 million, compared to $192 million in 2020. The year-over-year change in part reflects the impact of lower healthcare utilization in the prior year as a result of the COVID-19 pandemic.
•
Adjusted EBITDA of negative $39 million, compared to positive $6 million in 2020.

Platform Membership Details

Medicare Advantage members increased 42% during 2021, which includes contributions from new geographies and growth within geographies existing prior to 2021. Total members live on the agilon platform include 186,300 Medicare Advantage members and 51,700 attributed Direct Contracting beneficiaries. Average Medicare Advantage membership during 2021 was approximately 181,800, an increase of 44% from 2020.

Direct Contracting

In collaboration with seven of our physician group partners, we launched five DCEs on April 1, 2021. The CMS Innovation Center created the Direct Contracting Model to allow a variety of DCEs to negotiate directly with the government to manage traditional Medicare beneficiaries and share in the savings and risks generated from managing the health services provided to such beneficiaries. As of December 31, 2021, the DCEs provided coordinated care for approximately 51,700 attributed beneficiaries covered under traditional Medicare.

On February 24, 2022, the CMS Innovation Center announced that it is redesigning the GPDC model and renaming it the Accountable Care Organization Realizing Equity, Access, and Community Health (ACO REACH). The CMS Innovation Center concurrently introduced a Request for Applications (RFA) for a new cohort to begin the model on January 1, 2023, and it announced that all current GPDC model participants that meet ACO REACH requirements would be permitted to continue participating in the ACO REACH model as ACOs. The ACO REACH requirements outlined thus far include: 1) The development and implementation of a robust health equity plan to identify and better serve underserved communities; 2) the requirement that at least 75% control of each ACO's governing body be held by participating providers or their designated representatives (compared to 25% during the first two Performance Years of the GPDC model); and 3) the requirement that there be at least two beneficiary advocates on the governing board (at least one Medicare beneficiary and at least one consumer advocate), both of whom must hold voting rights. We do not anticipate that these new requirements will have a material impact on agilon’s current or future participation in this program, or inhibit our ability to continue and grow our participation in the model. In addition, The CMS Innovation Center announced that ACO REACH would include technical adjustments to the model’s parameters, including changes to benchmark calculations. The overall effect of these changes is not yet known.

Initial Public Offering and Debt Refinancing

On April 19, 2021, we completed the initial public offering ("IPO") of 53,590,000 shares of common stock at a price of $23.00 per share. The net proceeds of the offering were approximately $1.2 billion, after underwriting fees and other offering expenses. See Note 1 to the Consolidated Financial Statements.

Upon the completion of the IPO, we issued 11.7 million shares of common stock under partner physician group equity agreements and recognized stock-based compensation expense of $268.5 million in April 2021.

On February 18, 2021, we executed a new credit facility agreement. The Credit Facilities included an initial $100.0 million senior secured term loan and a $100.0 million senior secured revolving credit facility. Subsequent to the end of the first quarter and in connection with our IPO, we repaid $50.0 million of the senior secured term loan. See Note 10 to the Consolidated Financial Statements.

California Operations

In February 2021, we completed the divesture of our California operations by selling the remaining disposal group for a gross sales price of $1.0 million. Our California operations are reflected in the consolidated financial statements as discontinued operations. See Note 11 to the Consolidated Financial Statements for additional details on the Company's investigative interrogatories from the California Department of Managed Health Care.

Secondary Public Offering

On September 14, 2021, the CD&R Investor and certain of our officers and directors completed a secondary offering of 19,550,000 shares of common stock at a price to the public of $30.00 per share. We did not receive any proceeds from the secondary offering.

COVID-19 Update

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

The COVID-19 pandemic continues to evolve and the ultimate impact on our business, results of operations, financial condition and cash flows remains uncertain. During 2021, overall care activity continued to increase, including a mix of temporary deferral of care activity and COVID-19 related care costs. These costs may be incurred at future points in time, and it is possible that the deferral of healthcare services, or the impact of our members (who are seniors typically with chronic conditions) being diagnosed with COVID-19, could cause additional health problems in our existing members, which could increase costs in the future. In future periods, care patterns may moderately exceed normal baselines as previously deferred care is obtained and acuity temporarily rises due to missed regular care. From time to time, health system capacity may be subject to possible increased volatility due to the pandemic. We cannot accurately estimate the net ultimate impact, positive or negative, to medical services expense at this time.

Given the disruption caused by COVID-19, it is unclear whether our contracted physicians will be able to document the health conditions of our members as comprehensively as they did in historical periods. Because risk adjustment factors in the current period are based on the preceding year’s diagnosed disease conditions, our revenue in future periods may be adversely impacted.

Key Financial and Operating Metrics

All of our key metrics exclude historical results from our California operations (which are included as discontinued operations in our consolidated financial statements).

We monitor the following key financial and operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business (dollars in thousands):

	As of and for the Year Ended December 31,
	2021	2020	2019
MA members	186,300	131,000	90,200
Medical services revenue	$1,829,735	$1,214,270	$788,566
Medical margin	$182,076	$192,393	$63,192
Platform support costs	$123,521	$99,943	$89,266
Network contribution(1)	$84,578	$99,016	$25,598
Adjusted EBITDA(1)	$(38,619)	$5,827	$(56,711)

(1)
Network contribution and Adjusted EBITDA are non-GAAP financial measures. See “—Non-GAAP Financial Measures” for additional information, including reconciliations to the most directly comparable measures under generally accepted accounting principles (“GAAP”).

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

The following table presents our medical margin (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Medical services revenue	$1,829,735	$1,214,270	$788,566
Medical services expense	(1,647,659)	(1,021,877)	(725,374)
Medical margin	$182,076	$192,393	$63,192

Network Contribution

We define network contribution as medical services revenue less the sum of: (i) medical services expense and (ii) other medical expenses excluding costs incurred in implementing geographies. Other medical expenses consist of physician compensation expense related to surplus sharing and other direct medical expenses incurred to improve care for our members. We believe this metric provides insight into the economics of our Total Care Model, as it includes all medical services expense associated with our members’ care as well as partner compensation and additional medical costs we incur as part of our aligned partnership model. Other medical expenses are largely variable and proportionate to the level of surplus in each respective geography.

The following table presents our network contribution (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Medical services revenue	$1,829,735	$1,214,270	$788,566
Medical services expense	(1,647,659)	(1,021,877)	(725,374)
Other medical expenses - operating geographies(1)	(97,498)	(93,377)	(37,594)
Network contribution	$84,578	$99,016	$25,598

(1)
Represents physician compensation expense related to surplus sharing and other direct medical expenses incurred to improve care for our members in our live geographies. Excludes costs in geographies that are in implementation and are not yet generating revenue. For the years ended December 31, 2021, 2020, and 2019, costs incurred in implementing geographies were $12.0 million, $8.9 million and $2.9 million, respectively.

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

The table below represents costs to support our live geographies and enterprise functions, which are included in general and administrative expenses (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Platform support costs	$123,521	$99,943	$89,266
% of Revenue	7%	8%	11%

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) adjusted to exclude: (i) income (loss) from discontinued operations, net of income taxes, (ii) interest expense, (iii) income tax expense (benefit), (iv) depreciation and amortization, (v) geography entry costs, (vi) stock-based compensation expense, (vii) severance and related costs, and (viii) certain other items that are not considered by us in the evaluation of ongoing operating performance. We reflect our share of Adjusted EBITDA for equity method investments by applying our actual ownership percentage for the period to the applicable reconciling items on an entity-by-entity basis. Net income (loss) is the most directly comparable GAAP measure to Adjusted EBITDA.

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

Medical services revenue constitutes substantially all of our total revenue, accounting for nearly 100%, 100%, and 99% of our total revenues for the years ended December 31, 2021, 2020, and 2019, respectively.

For additional discussion related to our revenue, see “—Critical Accounting Policies” and Note 2 to the Consolidated Financial Statements.

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

For additional discussion related to our medical services expense, see “—Critical Accounting Policies” and Note 2 to the Consolidated Financial Statements.

Other Medical Expenses

Other medical expenses include: (i) partner physician compensation expense and (ii) other provider costs. Partner physician compensation expense represents obligations to our physician partners corresponding to a portion of the surplus generated in our geographies, which is a function of medical services revenues less the sum of medical services expenses, other provider costs and market operating costs, for the respective geography. Physician payment obligations are reconciled quarterly, and settlement payments are typically issued to providers on an annual basis in arrears, with interim payments issued periodically. Other provider costs include payments to support physician-patient engagement, certain other medical costs, and other care management expenses that help to create medical cost efficiency. Other provider costs include costs incurred for geographies that are in implementation and are not yet generating revenue.

General and Administrative

General and administrative expenses consist of market-based support personnel and other operating costs to support our geographies, personnel and other operating costs to support our enterprise functions, and investments to support development and expansion of our physician partners. Our enterprise functions include salaries and related expenses, stock-based compensation (including shares issued under partner physician group equity agreements in connection with our IPO), operational support expenses, technology infrastructure, finance, legal, as well as other costs associated with the continued growth of our platform. For the purposes of calculating physician partner incentive expense, we allocate a portion of our enterprise general and administrative expenses to our geographies.

General and administrative expenses also include severance, management fees paid to our majority shareholder prior to our IPO and accruals for unasserted claims.

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

Interest Expense

Interest expense consists primarily of interest expense associated with our outstanding debt, including amortization of debt issuance costs.

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

Total Discontinued Operations

Total discontinued operations consist of the results of our California operations, which include the entirety of our Medicaid line of business. For certain of our California divestiture transactions, we continue to be responsible for any liabilities arising from the business that were incurred prior to the closing date of such transaction, including any fines, penalties, and other sanctions relating to the DMHC matter, the payment of claims for medical services incurred prior to the effective date of each transaction, a liability for unrecognized tax benefits for which we are indemnified, and other contingent liabilities that we currently believe are remote. For additional discussion, see Note 19 to the Consolidated Financial Statements.

Results of Operations

The following table summarizes key components of our results of operations (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues:
Medical services revenue	$1,829,735	$1,214,270	$788,566
Other operating revenue	3,824	4,063	5,845
Total revenues	1,833,559	1,218,333	794,411
Expenses:
Medical services expense	1,647,659	1,021,877	725,374
Other medical expenses	109,487	102,306	40,526
General and administrative (including noncash stock-based compensation expense of $292,394, $6,472, and $4,399, respectively)	455,821	137,292	122,832
Depreciation and amortization	14,544	13,531	12,253
Total expenses	2,227,511	1,275,006	900,985
Income (loss) from operations	(393,952)	(56,673)	(106,574)
Other income (expense):
Other income (expense), net	(4,500)	2,465	955
Interest expense	(6,146)	(8,135)	(9,068)
Income (loss) before income taxes	(404,598)	(62,343)	(114,687)
Income tax benefit (expense)	(886)	(865)	232
Income (loss) from continuing operations	(405,484)	(63,208)	(114,455)
Discontinued operations:
Income (loss) before impairments, gain (loss) on sales and income taxes	(3,463)	(20,049)	(86,108)
Impairments	—	—	(98,343)
Gain (loss) on sales of assets, net	473	20,401	—
Income tax benefit (expense)	1,687	2,804	16,166
Total discontinued operations	(1,303)	3,156	(168,285)
Net income (loss)	(406,787)	(60,052)	(282,740)
Noncontrolling interests’ share in (earnings) loss	300	—	152
Net income (loss) attributable to common shares	$(406,487)	$(60,052)	$(282,588)

The following table summarizes our results of operations as a percentage of total revenues:

	Year Ended December 31,
	2021	2020	2019
Revenues:
Medical services revenue	100%	100%	99%
Other operating revenue	—	—	1
Total revenues	100	100	100
Expenses:
Medical services expense	90	84	91
Other medical expenses	6	8	5
General and administrative (including noncash stock-based compensation expense of 16%, 1%, and 1%, respectively)	25	11	15
Depreciation and amortization	1	1	2
Total expenses	121	105	113
Income (loss) from operations	(21)	(5)	(13)
Other income (expense):
Other income (expense), net	—	—	—
Interest expense	—	(1)	(1)
Income (loss) before income taxes	(22)	(5)	(14)
Income tax benefit (expense)	—	—	—
Income (loss) from continuing operations	(22)	(5)	(14)
Discontinued operations:
Income (loss) before impairments, gain (loss) on sales and income taxes	—	(2)	(11)
Impairments	—	—	(12)
Gains (losses), net	—	2	—
Income tax benefit (expense)	—	—	2
Total discontinued operations	—	—	(21)
Net income (loss)	(22)	(5)	(36)
Noncontrolling interests’ share in (earnings) loss	—	—	—
Net income (loss) attributable to common shares	(22)%	(5)%	(36)%

Comparison of Year Ended December 31, 2021 and 2020

Medical Services Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Medical services revenue	$1,829,735	$1,214,270	$615,465	51%
% of total revenues	100%	100%

Medical services revenue increased by 51%, due primarily to growth in average membership of 44% that was attributable to three new geographies that became operational in 2021 and growth in our existing geographies. The increase in medical services revenue was also driven, to a lesser extent, by a 5% increase in PMPM capitation rates.

Medical Services Expense

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Medical services expense	$1,647,659	$1,021,877	$625,782	61%
% of total revenues	90%	84%

Medical services expense increased by 61% due primarily to average membership growth of 44%, which was attributable to three new geographies that became operational in 2021 and growth in our existing geographies. The increase in medical services expense was also driven, to a lesser extent, by an increase in average medical services expense per member of 12%. The increase in average medical services expense reflects, in part, the impact of lower healthcare utilization experienced in the prior year due to the COVID-19 pandemic.

Other Medical Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Other medical expenses	$109,487	$102,306	$7,181	7%
% of total revenues	6%	8%

Other medical expenses increased by $7.2 million, or 7%, for the year ended December 31, 2021 compared to 2020. Partner physician compensation expense declined by $13.1 million to $52.2 million in 2021 compared to $65.3 million in 2020. Other provider costs increased by $20.3 million to $57.3 million in 2021 compared to $37.0 million in 2020, as the number of geographies and members on our platform increased in 2021. Other provider costs in 2021 include $12.0 million related to geographies that became operational in January 2022, while other provider costs in 2020 include $8.9 million of costs related to geographies that became operational in 2021.

General and Administrative

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
General and administrative	$455,821	$137,292	$318,529	232%
% of total revenues	25%	11%

General and administrative expenses increased $318.5 million, or 232%, for the year ended December 31, 2021 compared to 2020. About 90% of the year-over-year increase in general and administrative expenses is attributable to a $285.9 million increase in non-cash stock-based compensation expense, substantially all of which relates to shares issued under partner physician group equity agreements in connection with our IPO in April 2021 and the satisfaction of a performance condition associated with certain employee stock options in the third quarter of 2021.

Platform support costs, which are operating costs to support our live geographies and enterprise functions, increased by $23.5 million to $123.5 million in 2021 compared to $100.0 million in 2020 due primarily to growth in operating costs incurred to support geographies that became operational in 2021, along with additional costs related to our operations as a public company. Platform support costs as a percentage of revenue decreased to 7% for the year ended December 31, 2021 compared to 8% for the same period in 2020. Investments to support geography entry increased to $20.6 million in 2021, compared to $17.9 million in 2020 due to increased costs associated with our geographies that become operational in the following calendar year.

In aggregate, (i) costs incurred for severance, which include taxes and related costs on stock option exercises for departed executives, (ii) fees paid to our majority shareholder, and (iii) accruals for unasserted claims and contingent liabilities increased to $19.3 million in 2021, compared to $12.9 million in 2020.

Other income (expense), net

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Other income (expense), net	$(4,500)	$2,465	$(6,965)	(283)%
% of total revenues	—%	—%

Other income (expense), net generated expenses of $4.5 million for the year ended December 31, 2021 compared to income of $2.5 million in 2020. Substantially all of the expense increase relates to equity losses of $7.1 million in connection our DCE investments, which became operational in April 2021.

Total Discontinued Operations

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Total discontinued operations	$(1,303)	$3,156	$(4,459)	(141)%
% of total revenues	—%	—%

Discontinued operations generated losses of $1.3 million for the year ended December 31, 2021 compared to income of $3.2 million for the year ended December 31, 2020. As we completed the dispositions of our Southern California, Fresno and remaining California operations in August 2020, October 2020, and February 2021, respectively, medical margin and general and administrative expenses related to discontinued operations declined during 2021. Additionally, gains on sales of assets related to the dispositions declined by $19.9 million in 2021. For additional discussion related to discontinued operations, see Note 19 to the Consolidated Financial Statements.

Comparison of Year Ended December 31, 2020 and 2019

Medical Services Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Medical services revenue	$1,214,270	$788,566	$425,704	54%
% of total revenues	100%	99%

Medical services revenue increased by 54%, due primarily to growth in average membership of 46% that was attributable to four new geographies that began to generate revenue in 2020 and growth in our existing geographies. The increase in medical services revenue was also driven, to a lesser extent, by a 6% increase in PMPM capitation rates.

Medical Services Expense

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Medical services expense	$1,021,877	$725,374	$296,503	41%
% of total revenues	84%	91%

Medical services expense increased by 41% due to average membership growth of 46%, partially offset by a decrease in average medical services expense per member of 3%, which was impacted by the temporary deferral of non-essential care amid the COVID-19 pandemic and improved medical cost management.

Other Medical Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Other medical expenses	$102,306	$40,526	$61,780	152%
% of total revenues	8%	5%

Other medical expenses increased by $61.8 million, or 152%, for the year ended December 31, 2020 compared to 2019. Partner physician compensation expense increased by $45.9 million to $65.3 million in 2020 compared to $19.4 million in 2019, which is a result of improvements in medical margin and expenses incurred for geographies that became operational in 2020. Other provider costs increased by $16.0 million to $37.0 million in 2020 compared to $21.0 million in 2019, resulting from the increase in the number of geographies and members on our platform. Other provider costs for the year ended December 31, 2020 include $8.9 million of costs related to geographies that became operational in January 2021. In addition, for a geography in which we commenced implementation and became operational in 2020 we incurred $2.1 million of other provider costs. Other provider costs for the year ended December 31, 2019 include $2.9 million of costs related to geographies that became operational in 2020.

General and Administrative

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
General and administrative	$137,292	$122,832	$14,460	12%
% of total revenues	11%	15%

General and administrative expenses increased $14.5 million, or 12%, for the year ended December 31, 2020 compared to 2019. Operating costs to support our live geographies and enterprise functions increased by $10.9 million to $100.0 million in 2020 compared to $89.1 million in 2019 due primarily to growth in operating costs incurred to support geographies that became operational in 2020, including $1.4 million of cost to support a geography in which we commenced implementation and became operational in 2020. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased from 11% to 8% during the years ended December 31, 2019 and 2020, respectively. Investments to support geography entry increased to $17.9 million in 2020, compared to $6.9 million in 2019 due to increased costs associated with our geographies that become operational in the following calendar year. In aggregate, costs incurred for severance, stock-based compensation and fees paid to our majority shareholder increased to $12.0 million in 2020, compared to $10.0 million in 2019, while accruals for unasserted claims decreased by $9.4 million to $7.4 million in 2020 compared to $16.8 million in 2019.

Total Discontinued Operations

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Total discontinued operations	$3,156	$(168,285)	$171,441	102%
% of total revenues	—%	(21)%

Total discontinued operations for the year ended December 31, 2020 generated income of $3.2 million compared to losses of $168.3 million in 2019. During 2020, we completed the dispositions of our Southern California and Fresno operations, recognizing aggregate gain on sales of $20.4 million. The year ended December 31, 2019 included: (i) intangible asset impairments of $98.3 million and (ii) $21.4 million of accelerated amortization expense on an abandoned intangible asset. Additionally, medical margin and general and administrative expenses related to discontinued operations declined during 2020 as a result of our planned disposition of California operations. For additional discussion related to discontinued operations, see Note 19 to the Consolidated Financial Statements.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with GAAP, we present network contribution and Adjusted EBITDA, which are non-GAAP financial measures.

We define network contribution as medical services revenue less the sum of: (i) medical services expense and (ii) other medical expenses excluding costs incurred in implementing geographies. Other medical expenses consist of physician compensation expense related to surplus sharing and other direct medical expenses incurred to improve care for our members. We believe this metric provides insight into the economics of our Total Care Model as it includes all medical services expense associated with our members’ care as well as partner incentive and additional medical costs we incur as part of our aligned partnership model. Other medical expenses are largely variable and proportionate to the level of surplus in each respective geography.

We define Adjusted EBITDA as net income (loss) adjusted to exclude: (i) income (loss) from discontinued operations, net of income taxes, (ii) interest expense, (iii) income tax expense (benefit), (iv) depreciation and amortization, (v) geography entry costs, (vi) stock-based compensation expense, (vii) severance and related costs, and (viii) certain other items that are not considered by us in the evaluation of ongoing operating performance. We reflect our share of Adjusted EBITDA for equity method investments by applying our actual ownership percentage for the period to the applicable reconciling items on an entity-by-entity basis.

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

The following table sets forth a reconciliation of income (loss) from operations to network contribution using data derived from the consolidated financial statements for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Income (loss) from operations	$(393,952)	$(56,673)	$(106,574)
Other operating revenue	(3,824)	(4,063)	(5,845)
Other medical expenses	109,487	102,306	40,526
Other medical expenses (live geographies)(1)	(97,498)	(93,377)	(37,594)
General and administrative	455,821	137,292	122,832
Depreciation and amortization	14,544	13,531	12,253
Network contribution	$84,578	$99,016	$25,598

(1)
Represents physician compensation expense related to surplus sharing and other direct medical expenses incurred to improve care for our members in our live geographies. Excludes costs in geographies that are in implementation and are not yet generating revenue. For the years ended December 31, 2021, 2020, and 2019, costs incurred in implementing geographies were $12.0 million, $8.9 million, and $2.9 million, respectively.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA using data derived from the consolidated financial statements for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(406,787)	$(60,052)	$(282,588)
(Income) loss from discontinued operations, net of income taxes	1,303	(3,156)	168,285
Interest expense	6,146	8,135	9,068
Income tax expense (benefit)	886	865	(232)
Depreciation and amortization	14,544	13,531	12,253
Geography entry costs(1)	32,572	27,100	9,787
Severance and related costs(2)	12,861	4,009	3,675
Management fees(3)	433	1,530	1,885
Stock-based compensation expense	292,394	6,472	4,399
EBITDA adjustments related to equity method investments(4)	1,736	—	—
Other(5)	5,293	7,393	16,757
Adjusted EBITDA	$(38,619)	$5,827	$(56,711)

(1)
Represents direct geography entry costs, including investments to develop and expand our platform and costs in geographies that are in implementation and are not yet generating revenue. For the years ended December 30, 2021, 2020, and 2019, (i) $12.0 million, $8.9 million, and $2.9 million, respectively, are included in other medical expenses and (ii) $20.6 million, $17.9 million, and $6.9 million respectively, are included in general and administrative expenses.
(2)
For the year ended December 31, 2021, includes taxes and related costs on stock option exercises for departed executives of $5.4 million.
(3)
Represents management fees and other expenses paid to Clayton Dubilier & Rice, LLC (“CD&R”). In connection with our initial public offering, we terminated our consulting agreement with CD&R, effective April 16, 2021. We were not charged a fee in connection with the termination of this agreement.
(4)
Includes direct geography entry costs of $1.3 million for the year ended December 31, 2021.
(5)
Includes changes in non-cash accruals for unasserted claims and contingent liabilities.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from our capitation arrangements with payors, issuances of equity securities, and borrowings under credit agreements. We generally invest any excess cash in money market accounts, which are classified as cash equivalents. Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet the cash flow needs of our business operations and attainment of a competitive return.

As of December 31, 2021, we had cash and cash equivalents of $1.0 billion.

On April 19, 2021, we completed the initial public offering of 53,590,000 shares of common stock at the public offering price of $23.00. The net proceeds of the offering were approximately $1.2 billion, after underwriting fees and other offering expenses.

We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to continue to make in expanding our business and additional general and administrative costs we expect to incur related to our operation as a public company. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.

Our primary uses of cash include payments for medical claims and other medical expenses, general and administrative expenses, costs associated with the development of new geographies and expansion of existing geographies, debt service and capital expenditures. Final reconciliation and receipt of amounts due from payors are typically settled in arrears, following completion of the contractual program year.

Based on our planned operations, we believe that our existing cash and cash equivalents, as well as available borrowing capacity under the Credit Facilities, will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

We may require additional financing in the future to fund working capital and pay our obligations. We may seek to raise any necessary additional capital through a combination of public or private equity offerings and/or debt financings. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us, if at all. If adequate funds are not available on acceptable terms when needed, we may be required to significantly reduce operating expenses, which may have a material adverse effect on our business, financial condition, cash flows, and results of operations. If we do raise additional capital through public or private equity, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Our ability to pay dividends to holders of our common stock is significantly limited as a practical matter by our growth plans as well as the Credit Facilities insofar as we may seek to pay dividends out of funds made available to us by agilon management or its subsidiaries because the Credit Facilities restrict agilon management’s ability to pay dividends or make loans to us. The borrower on the Credit Facilities is agilon management, our wholly-owned subsidiary. The Credit Facilities are guaranteed by certain of our subsidiaries, including those identified as VIEs, and contain customary covenants including, among other things, limitations on restricted payments such as: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows. The following table sets forth changes in cash flows for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$(148,159)	$(53,204)	$(103,861)
Net cash provided by (used in) investing activities	(90,506)	22,066	(5,060)
Net cash provided by (used in) financing activities	1,154,390	24,621	176,298

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities was $148.2 million for the year ended December 31, 2021 compared to $53.2 million and $103.9 million for the year ended December 31, 2020 and 2019, respectively. The increase in net cash used in operating activities in 2021 compared to 2020 was primarily a result of: (i) the transition of claims payment services back to the health plan for one of our capitation contracts effective January 1, 2021, (ii) higher geography entry costs, (iii) accelerated timing of claims payments in certain markets, and (iv) an increase in general and administrative expenses, including prepayments related to public company insurance, partially offset by lower cash used in our California operations. Additionally, 2020 benefitted from lower claims payments due to reduced utilization as a result of the impact of COVID-19. The improvement in net cash used in operating activities in 2020 compared to 2019 was primarily a result of an increase in medical margin, partially offset by higher physician compensation payments.

Our cash flow from operations is dependent upon the number of members on our platform, the timing of settlements with payors and the level of operating and general and administrative expenses necessary to operate and grow our business, among other factors.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities was $90.5 million for the year ended December 31, 2021 compared to net cash provided by investing activities of $22.1 million for the year ended and December 31, 2020 and net cash used in investing activities of $5.1 million for the year ended December 31, 2019. The increase in net cash used in investing activities in 2021 compared to 2020 was due primarily to $76.8 million, net in loans we provided to our physician partner groups in connection with taxes payable on shares distributed to them upon completion of the IPO under the partner physician group equity agreements and a $13.4 million increase in investments in property and equipment and intangible assets. The increase in net cash from investing activities in 2020 compared to 2019 was primarily a result of proceeds received of: (i) $26.2 million from the disposition of our Southern California and Fresno operations; and (ii) $2.0 million from the partial repayment of a loan receivable.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $1.2 billion for the year ended December 31, 2021 compared to $24.6 million and $176.3 million for the years ended December 31, 2020 and 2019, respectively. In February 2021, we refinanced our existing debt with a $100.0 million term loan, receiving net proceeds of $30.1 million. In April 2021, we received net proceeds of approximately $1.2 billion upon the completion of our IPO, after deducting underwriting discounts and commissions and offering costs. Upon completion of our IPO in April 2021, we repaid $50.0 million of the term loan as required under the terms of our credit facility. During the year ended December 31, 2020, we raised net proceeds of $33.6 million from private sales of our common stock and repurchased $6.7 million of common stock. The decline in net cash provided by financing activities in 2020 compared to 2019 was primarily a result of higher capital raised from private sales of our common stock in 2019 compared to 2020, as well as the repurchase of common stock in 2020.

Debt Obligations

On February 18, 2021, we executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021). The Credit Facilities include: (i) a $100.0 million senior secured term loan (the “2021 Secured Term Loan Facility”) and (ii) a $100.0 million senior secured revolving credit facility (the “2021 Secured Revolving Facility”) with a capacity to issue standby letters of credit in certain circumstances up to a maximum of $80.0 million. Subject to specified conditions and receipt of commitments, the 2021 Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $50.0 million plus (ii) an additional amount determined in accordance with a formula tied to repayment of certain of our indebtedness. The 2021 Secured Term Loan Facility requires, among other things, a mandatory prepayment of $50.0 million if gross proceeds from the IPO exceed $1.0 billion. On April 26, 2021, we repaid $50.0 million of the 2021 Secured Term Loan Facility. The maturity date of the Credit Facilities was extended to February 18, 2026, with mandatory periodic payments.

The proceeds from the 2021 Secured Term Loan Facility were used to refinance our outstanding indebtedness under the prior term loan and unsecured debt, with the remaining $30.1 million used for working capital and other general corporate purposes.

At our option, borrowings under the Credit Facilities, as defined in the credit agreement, can be either: (i) LIBO Rate Loans or (ii) Base Rate Loans. LIBO Rate Loans bear interest at a rate equal to the sum of 4.00% (stepping down to 3.50% on and following October 1, 2023) and the higher of (a) LIBO, as defined in the credit agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 3.00% (stepping down to 2.50% on and following October 1, 2023) and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month LIBO rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, we pay a commitment fee on the unfunded 2021 Revolving Credit Facility amount of 0.50% (stepping down to 0.375% on and following October 1, 2023). We must also pay customary letter of credit fees.

The Credit Facilities contain customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios.

For additional discussion on our debt obligations, see Note 10 to the Consolidated Financial Statements for additional information about our outstanding debt.

Equity

As of December 31, 2021, we had 400.1 million shares of common stock outstanding. On April 19, 2021, we completed the initial public offering of 53,590,000 shares of common stock at the public offering price of $23.00. The net proceeds of the offering were approximately $1.2 billion, after underwriting fees and other offering expenses. On September 14, 2021, the CD&R Investor and certain of our officers and directors completed a secondary offering of 19,550,000 shares of common stock at a price to the public of $30.00 per share. We did not receive any proceeds from the secondary offering. See Note 12 to the Consolidated Financial Statements for additional information about our equity transactions.

Future Cash Requirements

The following table summarizes certain estimated future cash requirements under the Company’s various contractual obligations and commitments as of December 31, 2021, in total and disaggregated into current and long-term obligations (dollars in thousands):

	Total	Current	Long-Term
Term loan(1)	$48,750	$5,000	$43,750
Operating leases(2)	13,350	3,444	9,906
Capital commitments(3)	56,809	28,559	28,250
Interest(1)	10,156	3,608	6,548
Total	$129,065	$40,611	$88,454

(1)
See Note 10 for additional information regarding the maturities of debt principal. Interest payments on debt are calculated using outstanding balances and interest rates in effect on December 31, 2021.
(2)
See Note 5 for additional information regarding the maturity of lease liabilities under operating leases.
(3)
See Note 11 for additional information regarding capital commitments to physician partners to support physician partner expansion and related purposes.

The table above does not include future payments of claims to healthcare providers because certain terms of these payments are not determinable at December 31, 2021 (for example, the timing and volume of future medical services provided under capitation contracts).

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our historical experience, known trends and events and various other assumptions that we believe are reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, see Note 2 to the Consolidated Financial Statements. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which we adopted as of January 1, 2019 using the modified retrospective transition method. The adoption of ASC 606 had no impact on our revenue recognition, as revenue from our contracts with customers continues to be recognized over time as services are rendered, and therefore, no cumulative effect adjustment was recorded. Medical services revenue consists of capitation fees under contracts with various payors. Under the typical capitation arrangement, we are entitled to monthly PMPM fees to provide a defined range of healthcare services for MA health plan members attributed to our contracted physicians. PMPM fees are determined as a percent of the premium payors receive from CMS for these members. We generally accept full financial risk for members attributed to our contracted physicians, which means we are responsible for the cost of all healthcare services required by them. Contracts with payors are generally multi-year arrangements and have a single performance obligation that constitutes a series, as defined by ASC 606, to stand ready on a monthly basis to provide all aspects of necessary medical care to members for the contracted period. We recognize revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term.

The transaction price for our MA capitation contracts is variable as the PMPM fees to which we are entitled are subject to periodic adjustment under CMS’s risk adjustment payment methodology. CMS deploys a risk adjustment model that determines premiums paid to all payors according to each member’s health status and certain demographic factors. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from various settings. We and our healthcare providers collect and submit the necessary and available diagnosis data to payors and we utilize such data to estimate risk adjustment payments to be received in subsequent periods. Risk adjustment-related revenues are estimated using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. PMPM fees are also subject to adjustment for incentives or penalties based on the achievement of certain quality metrics defined in our contracts with payors. We recognize incentive revenue as earned using the most likely amount methodology and only to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved.

The determination of these estimates is subject to significant judgment. If these assessments were to change, the timing and amount of our revenue recognized would be impacted, which may be material to our consolidated financial statements.

Medical Services Expense and Related Payables

Medical services expense represents costs incurred for medical services provided to members by physicians, hospitals and other ancillary providers for which we are financially responsible, and which are paid either directly by us or by payors with whom we have contracted. Medical services expenses are recognized in the period in which services are provided and include estimates of our obligations for medical services that have been rendered by third parties, but for which claims have either not yet been received, processed or paid.

Such estimates are based on many variables, including utilization trends and historical and statistical lag analysis, among other factors. The assumptions for making such estimates and establishing liabilities are continually reviewed and updated, and any adjustments resulting therein are reflected in current period earnings. These estimates may differ from actual results, which could be material to our consolidated financial statements. The difference between the estimated liability and the related actual settlement of claims is recognized in the period the claims are settled.

If it is determined that our assumptions in estimating such liabilities are significantly different than actual results, our results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional medical care expense or a reduction of medical care expense in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and may be significant as compared to the net income (loss) recorded in that period.

The estimate of medical costs payable represents our best estimate of our liability for unpaid medical costs.

Impairment of Long-Lived Assets

Amortizable intangible assets include health plan contracts, trade names, provider networks, developed software, physician rosters and noncompete enforcement agreements. Amortization expense is computed using the straight-line method over the estimated useful life of these assets. We consider the period of expected cash flows and related underlying data used to measure the fair value of the intangible assets (or the length of time for a noncompete agreement) when selecting a useful life.

Intangible assets are subject to impairment tests when events or circumstances indicate that the carrying value of the asset, or related group of assets, may not be recoverable. In such circumstances, we compare the carrying value of an amortizable intangible asset to the estimated future undiscounted cash flows generated by the asset or asset group. The estimated future undiscounted cash flows are calculated using the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities.

The impairment tests are based on financial projections prepared by us that incorporate anticipated results from programs and initiatives being implemented. If projections are not met, or if negative trends occur that impact the outlook, the value of the intangible assets may be impaired.

Goodwill represents the acquired fair value of a business in excess of the fair values of tangible and identifiable intangible assets acquired. We test goodwill for impairment annually and on an interim basis if an event occurs or if circumstances change that would indicate the carrying amount may not be recoverable. When testing goodwill for impairment, we may first assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, we perform the quantitative assessment. In the quantitative assessment, an estimate of the fair value of the reporting unit is determined primarily by an income approach, utilizing discounted cash flows and a market approach which considers comparable public companies and related transactions.

Due to the continued deterioration in the performance of our reporting unit, in the fourth quarter of 2019, we initiated a process to evaluate strategic alternatives for our California operations, including a sale or abandonment of all or substantially all of such operations. We therefore performed an assessment of the long-lived assets in the California reporting unit for impairment and determined that the carrying value of certain of those assets was not recoverable. Accordingly, we wrote-down such assets to fair value, resulting in the recognition of a $98.3 million impairment charge in the consolidated statements of operations for the year ended December 31, 2019. Our California operations, including the impairment charge, are presented as discontinued operations.

The determination of the fair value of intangible assets and goodwill involves significant judgment. This judgment is based on our analysis and estimates of fair value of intangible assets and goodwill, future operating results and resulting cash flows, and the period over which we will hold each asset. Our ability to accurately predict future operating results and resulting cash flows, and estimate fair values, impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our consolidated financial statements.

Stock-based Compensation

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized (i) on a straight-line basis over the requisite service period for awards subject only to service-based vesting conditions or (ii) upon the achievement of the underlying performance condition for awards subject to such conditions. We determine the fair value of stock-based option awards subject to a service condition on the date of grant using the Black-Scholes option pricing model, unless the awards are also subject to a market condition, in which case we use a Monte Carlo simulation valuation model. Assumptions for volatility, expected option life and risk free interest rate are used in our models.

Certain of our arrangements provided for the vesting of share-based awards to third parties at the time of an initial public offering or sale of a controlling interest (“Change of Control Event”). Such share-based instruments granted to third parties are accounted for as non-employee awards for which compensation cost is recognized upon the achievement of the underlying performance condition of a Change of Control Event. As the instruments were liability-classified, the amount of shares ultimately issued and related compensation cost were measured at the vesting date in April 2021, as a Change of Control Event was not deemed probable until consummated. Upon our initial public offering, we recognized stock-based compensation cost relating to these share-based instruments of $268.5 million.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for the impact of new accounting standards.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We do not use derivative financial instruments in the normal course of business or for speculative or trading purposes.

Our exposures to market risk for changes in interest expense relate primarily to the Credit Facilities. Indebtedness under the Credit Facilities is floating rate debt and is carried at amortized cost. Therefore, fluctuations in interest rates will impact our consolidated financial statements. A rising interest rate environment will increase the amount of interest paid on this debt. A hypothetical 100 basis point change in interest rates would impact our interest expense by less than $1.0 million for the year ended December 31, 2021.

We held cash, cash equivalents and restricted cash equivalents of $1.1 billion as of December 31, 2021, consisting of bank deposits, certificates of deposits, and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash, cash equivalents and restricted cash equivalents.

ITEM 8. Financial Statements and Supplementary Data

agilon health, inc.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-1
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019	F-5
Consolidated Statements of Contingently Redeemable Common Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2021, 2020 and 2019	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	F-8
Notes to Consolidated Financial Statements	F-9
Schedule I—Registrant’s Financial Statements	F-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of agilon health, inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of agilon health, inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, contingently redeemable common stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedules in Item 16 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Estimating Medicare Advantage risk adjustment revenue

Description of the Matter

As described in Note 2 to the consolidated financial statements, for the year ended December 31, 2021, the Company had $1,830 million in medical services revenue. Medical services revenue primarily consists of capitation fees under contracts with various Medicare Advantage payors. Under the typical capitation arrangement, the Company is entitled to monthly per-member, per-month (“PMPM”) fees to provide a defined range of healthcare services for Medicare Advantage health plan members attributed to the Company’s contracted primary care physicians. The transaction price for the Company’s capitation contracts is variable, as the PMPM fees to which the Company is entitled are subject to periodic adjustment under the Center for Medicare & Medicaid Services (“CMS”) risk adjustment payment methodology and it may take a significant amount of time for such PMPM fees, including the periodic adjustments, to finally get settled. Risk adjustment-related revenues are estimated using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved.

Auditing the Company’s accounting for capitated revenue, specifically the CMS risk adjustment accrual, was complex and required significant judgement to determine the risk adjustment payment estimated to be received at a later date based on current members’ health status and demographic information and given that the reconciliation of data with CMS generally takes several months post year-end to complete.

How We Addressed the Matter in Our Audit

To test the medical services revenue, our audit procedures included, among others, understanding and evaluating the underlying data used in management’s CMS risk adjustment accrual calculation. Our testing of the underlying data included the inspection of medical records on a sample basis to validate that the health status and demographic information assigned to each member is appropriate. We further reviewed the medical risk adjustment PMPMs on a market by market basis to evaluate consistency in management’s accruals. Additionally, we performed a review of prior period estimates using CMS settlements, and evaluated management’s related disclosures.

Valuation of incurred but not reported claims

Description of the Matter

As of December 31, 2021, the Company’s medical claims and related payables totaled $239 million, substantially all of which related to the Company’s estimate for claims that have been incurred but have either not yet been received, processed, or paid and as such, not reported (“IBNR”). As discussed in Note 2 to the consolidated financial statements, management develops its IBNR liability estimate using actuarial methods commonly used by health insurance actuaries that include a number of factors and assumptions, including medical service utilization trends, historical claims payment patterns, changes in membership, observed medical cost trends and other factors.

Auditing management’s estimate of the IBNR liability was complex and required the involvement of actuarial specialists due to the highly judgmental nature of the factors and assumptions used in the measurement process. These assumptions have a significant effect on the valuation of the IBNR liability.

How We Addressed the Matter in Our Audit

To test the IBNR liability, our audit procedures included, among others, testing the completeness and accuracy of data used in the Company’s models by testing reconciliations of underlying claims and membership data recorded in source systems to the actuarial reserve models, and comparing claims to source documentation, including statements and claims data received from health plans. With the assistance of our actuarial specialists, we compared methods and assumptions used by management with historical experience, consistency with generally accepted actuarial methodologies used within the industry, and observable healthcare trend levels within the industry the Company operates. With the assistance of our actuarial specialists, we used the Company’s underlying claims and membership data to develop an independent range of IBNR estimates and compared management’s recorded IBNR liability to our range. Additionally, we performed a review of prior period estimates using subsequent claims development, and we evaluated management’s IBNR disclosures.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2017.

Los Angeles, California

March 3, 2022

agilon health, inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,040,039	$106,795
Restricted cash and equivalents	14,781	28,383
Receivables, net	293,407	144,555
Prepaid expenses and other current assets, net	18,968	9,639
Current assets held for sale and discontinued operations, net	—	4,825
Total current assets	1,367,195	294,197
Property and equipment, net	9,161	6,456
Intangible assets, net	55,398	60,468
Goodwill	41,540	41,540
Other assets, net	112,958	43,700
Total assets	$1,586,252	$446,361
LIABILITIES, CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Medical claims and related payables	$239,014	$162,868
Accounts payable and accrued expenses	112,946	97,244
Current portion of long-term debt	5,000	3,041
Current liabilities held for sale and discontinued operations	—	3,682
Total current liabilities	356,960	266,835
Long-term debt, net of current portion	43,401	64,665
Other liabilities	94,295	90,091
Total liabilities	494,656	421,591
Commitments and contingencies
Contingently redeemable common stock, $0.01 par value: 76,201 shares issued and outstanding at December 31, 2020	—	309,500
Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 and 500,000 shares authorized; 400,095 and 249,374 shares issued and outstanding, respectively	4,001	2,494
Additional paid-in capital	2,045,572	263,966
Accumulated deficit	(957,677)	(551,190)
Total agilon health, inc. stockholders' equity (deficit)	1,091,896	(284,730)
Noncontrolling interests	(300)	—
Total stockholders’ equity (deficit)	1,091,596	(284,730)
Total liabilities, contingently redeemable common stock and stockholders’ equity (deficit)	$1,586,252	$446,361

The consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as agilon health, inc., together with its consolidated subsidiaries and variable interest entities (the “Company”), is the primary beneficiary of these VIEs. The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $420.5 million and $287.9 million as of December 31, 2021 and 2020, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $282.0 million and $174.0 million as of December 31, 2021 and 2020, respectively. See Note 17 for additional details.

See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Medical services revenue	$1,829,735	$1,214,270	$788,566
Other operating revenue	3,824	4,063	5,845
Total revenues	1,833,559	1,218,333	794,411
Expenses:
Medical services expense	1,647,659	1,021,877	725,374
Other medical expenses	109,487	102,306	40,526
General and administrative (including noncash stock-based compensation expense of $292,394, $6,472, and $4,399, respectively)	455,821	137,292	122,832
Depreciation and amortization	14,544	13,531	12,253
Total expenses	2,227,511	1,275,006	900,985
Income (loss) from operations	(393,952)	(56,673)	(106,574)
Other income (expense):
Other income (expense), net	(4,500)	2,465	955
Interest expense	(6,146)	(8,135)	(9,068)
Income (loss) before income taxes	(404,598)	(62,343)	(114,687)
Income tax benefit (expense)	(886)	(865)	232
Income (loss) from continuing operations	(405,484)	(63,208)	(114,455)
Discontinued operations:
Income (loss) before impairments, gain (loss) on sales and income taxes	(3,463)	(20,049)	(86,108)
Impairments	—	—	(98,343)
Gain (loss) on sales of assets, net	473	20,401	—
Income tax benefit (expense)	1,687	2,804	16,166
Total discontinued operations	(1,303)	3,156	(168,285)
Net income (loss)	(406,787)	(60,052)	(282,740)
Noncontrolling interests’ share in (earnings) loss	300	—	152
Net income (loss) attributable to common shares	$(406,487)	$(60,052)	$(282,588)
Net income (loss) per common share, basic and diluted
Continuing operations	$(1.09)	$(0.20)	$(0.39)
Discontinued operations	$—	$0.01	$(0.57)
Weighted average shares outstanding, basic and diluted	372,931	323,462	294,738

See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.

CONSOLIDATED STATEMENTS OF CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Contingently Redeemable Common Stock		Total Stockholders’ Equity (Deficit)
			Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
January 1, 2019	26,444	$100,000	245,421	$2,454	$247,237	$(208,550)	$455	$41,596
Net income (loss)	—	—	—	—	—	(282,588)	(152)	(282,740)
Issuance of contingently redeemable common stock	43,416	181,000	—	—	(806)	—	—	(806)
Settlement of stock-based liabilities	—	—	1,322	13	4,987	—	—	5,000
Stock-based compensation expense	—	—	—	—	5,225	—	—	5,225
Distribution to noncontrolling interests	—	—	—	—	—	—	(303)	(303)
January 1, 2020	69,860	$281,000	246,743	$2,467	$256,643	$(491,138)	$—	$(232,028)
Net income (loss)	—	—	—	—	—	(60,052)	—	(60,052)
Issuance of contingently redeemable common stock	6,341	28,500	—	—	(460)	—	—	(460)
Issuance of common stock	—	—	1,235	13	5,537	—	—	5,550
Repurchase of common stock	—	—	(1,500)	(15)	(6,727)	—	—	(6,742)
Exercises and vesting of stock-based awards	—	—	2,562	26	788	—	—	814
Settlement of stock-based liabilities	—	—	334	3	1,497	—	—	1,500
Stock-based compensation expense	—	—	—	—	6,688	—	—	6,688
January 1, 2021	76,201	$309,500	249,374	$2,494	$263,966	$(551,190)	$—	$(284,730)
Net income (loss)	—	—	—	—	—	(406,487)	(300)	(406,787)
Reclassification of contingently redeemable common stock in connection with IPO	(76,201)	(309,500)	76,201	762	308,738	—	—	309,500
Issuance of common stock in connection with IPO, net of offering costs	—	—	53,590	536	1,162,597	—	—	1,163,133

Issuance of common stock under partner physician group equity agreements upon IPO	—	—	11,672	117	268,350	—	—	268,467
Exercise of stock options and other, net	—	—	9,258	92	17,994	—	—	18,086
Stock-based compensation expense	—	—	—	—	23,927	—	—	23,927
December 31, 2021	—	$—	400,095	$4,001	$2,045,572	$(957,677)	$(300)	$1,091,596

See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(406,787)	$(60,052)	$(282,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,670	14,099	41,413
Stock-based compensation expense	292,394	6,688	5,225
Loss on debt extinguishment	1,590	—	—
Loss (income) from equity method investments	6,766	(514)	747
Deferred income taxes and uncertain tax positions	(3,231)	(2,809)	(16,177)
Release of indemnification assets	1,705	3,475	19,219
Impairments	—	—	98,343
(Gain) loss on sale of assets, net	(473)	(20,401)	—
Distributions of earnings from equity method investments	174	—	—
Other non-cash items	58	(162)	(3,068)
Changes in operating assets and liabilities:
Receivables, net	(149,041)	(59,381)	(23,280)
Prepaid expense and other current assets	(3,916)	(5,085)	(565)
Other assets	3,931	(1,977)	2,425
Medical claims and related payables	76,339	42,383	19,810
Accounts payable and accrued expenses	19,360	24,922	18,451
Other liabilities	(1,698)	5,610	16,336
Net cash provided by (used in) operating activities	(148,159)	(53,204)	(103,861)
Cash flows from investing activities:
Purchase of property and equipment	(6,564)	(1,775)	(2,892)
Purchase of intangible assets	(6,862)	(575)	(1,014)
Investments in loans receivable and other	(82,831)	(3,847)	(1,154)
Proceeds from repayment of loans receivable and other	7,095	2,058	—
Proceeds from sale of business and property, net of cash divested	(1,344)	26,205	—
Net cash provided by (used in) investing activities	(90,506)	22,066	(5,060)
Cash flows from financing activities:
Proceeds from initial public offering	1,170,942	—	—
Proceeds from other equity issuances, net	—	33,590	180,193
Proceeds from exercise of stock options	18,086	814	—
Repurchase of shares, net	—	(6,742)	—
Proceeds from the issuance of long-term debt	100,000	—	—
Repayments of long-term borrowings and other	(119,899)	(3,041)	(3,592)
Equity and debt issuance costs and other	(14,739)	—	—
Distribution to noncontrolling interests	—	—	(303)
Net cash provided by (used in) financing activities	1,154,390	24,621	176,298
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	915,725	(6,517)	67,377
Cash, cash equivalents and restricted cash and equivalents from continuing operations, beginning of year	135,178	139,152	76,414
Cash, cash equivalents and restricted cash and equivalents from discontinued operations, beginning of year	3,917	6,460	1,821
Cash, cash equivalents and restricted cash and equivalents, beginning of year	139,095	145,612	78,235
Cash, cash equivalents and restricted cash and equivalents from continuing operations, end of year	1,054,820	135,178	139,152
Cash, cash equivalents and restricted cash and equivalents from discontinued operations, end of year	—	3,917	6,460
Cash, cash equivalents and restricted cash and equivalents, end of year	$1,054,820	$139,095	$145,612

See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business

Description of Business

agilon health, inc., together with its consolidated subsidiaries and variable interest entities (the “Company”), through its purpose-built model provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. As of December 31, 2021, the Company, through its contracted physician networks, provided care to approximately 186,300 Medicare Advantage members enrolled with private health plans in six states. agilon health, inc. was incorporated in the state of Delaware in April 2017.

The following provides information regarding the Company’s strategic partnerships to deliver healthcare services:

•
The Company operates an independent practice association (“IPA”) in Hawaii.
•
During 2017, the Company entered into a strategic partnership to expand its operations beginning January 1, 2018 into Columbus, Ohio.
•
During 2018, the Company entered into strategic partnerships to further expand its operations beginning January 1, 2019 into the Greater Akron/Canton area of Ohio and Austin, Texas.
•
During 2019, the Company entered into strategic partnerships to expand its operations beginning January 1, 2020 into: (i) Dayton, Ohio; (ii) Southeast Ohio; and (iii) Pittsburgh, Pennsylvania.
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
•
On April 1, 2021, the Company, in collaboration with seven of its physician group partners, launched five Direct Contracting Entities that are participating in the Center for Medicare & Medicaid Innovation’s (“CMMI”) Direct Contracting Model.

See Note 17 for additional discussions related to the Company’s involvement with variable interest entities.

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

Upon the completion of the IPO, the Company issued 11.7 million shares of common stock under partner physician group equity agreements and recognized stock-based compensation expense of $268.5 million in April

2021. Additionally, as of December 31, 2021, the Company provided $76.8 million, net in financing to physician partner groups in connection with taxes payable on shares distributed to them upon completion of the IPO. Such amounts are included in other assets, net in the consolidated balance sheet. See Note 7.

The Company also recognized $2.6 million of expense related to stock options that vested upon the completion of the IPO and $3.7 million of expense related to a severance payment to its former chief executive officer contingent upon the completion of the IPO.

In connection with the IPO, the Company’s Board of Directors approved the agilon health, inc. 2021 Omnibus Equity Incentive Plan. The equity awards approved by the compensation committee for grants to employees in connection with the completion of the IPO represent 1.9 million shares of common stock issuable upon the exercise or vesting of such awards.

In connection with the completion of the IPO, the Company’s management agreement with CD&R was terminated as of April 16, 2021. The Company was not charged a fee in connection with the termination of this agreement.

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of agilon health, inc., its wholly-owned subsidiaries and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated in consolidation.

The Company is required to continually evaluate its VIE relationships and consolidate these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity that has any of the following three characteristics:

i.
the equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support;
ii.
substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights; or
iii.
the equity investors as a group lack any of the following:
•
the power through voting or similar rights to direct the activities of the entity that most significantly impact the entity’s economic performance;
•
the obligation to absorb the expected losses of the entity; or
•
the right to receive the expected residual returns of the entity.

The designation of an entity as a VIE should be reassessed upon certain events, including, but not limited to:

i.
a change to the terms or in the ability of a party to exercise its kick-out rights;
ii.
a change in the capital structure of the entity; or
iii.
acquisitions or sales of interests that constitute a change of control.

A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continuously assesses whether it is (or is not) the primary beneficiary of a VIE. That assessment involves the consideration of various factors, including, but not limited to, the form of the Company’s ownership interest, its representation on the VIE’s governing body, the size and seniority of its investment, its ability and the rights of other variable interest holders to participate in policy making decisions, its ability to manage its ownership interest relative to the other variable interest holders, and its ability to liquidate the entity.

Use of Estimates

Management is required to make estimates and assumptions in the preparation of financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates can include, among other things, those used to determine revenues and related receivables from risk adjustment, medical services expense and related payables (including the reserve for incurred but not reported (“IBNR”) claims), and the valuation and related recognition of impairments of long-lived assets, including goodwill. Management’s estimates for revenue recognition, medical services expense and other estimates, judgments, and assumptions, may be materially and adversely different from actual results as a result of the COVID-19 pandemic, among other things. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

Revenue Recognition and Receivables

Medical Services Revenue

Medical services revenue consists of capitation fees under contracts with various Medicare Advantage payors (“payors”). Under the typical capitation arrangement, the Company is entitled to monthly per-member, per-month (“PMPM”) fees to provide a defined range of healthcare services for Medicare Advantage health plan members (“members”) attributed to the Company’s contracted primary care physicians. PMPM fees are determined as a percent of the premium payors receive from the Centers for Medicare & Medicaid Services’ (“CMS”) for these members. The Company generally accepts full financial risk for members attributed to its contracted primary care physicians and therefore is responsible for the cost of all healthcare services required by those members. Fees are recorded gross in revenue because the Company is acting as a principal in coordinating and controlling the range of services provided (other than clinical decisions) under its capitation contracts with payors. Capitation contracts with payors are generally multi-year arrangements and have a single performance obligation that constitutes a series, as defined by Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers (“ASC 606”), to stand ready on a monthly basis to provide all aspects of necessary medical care to members for the contracted period. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term.

The transaction price for the Company’s capitation contracts is variable, as the PMPM fees to which the Company is entitled are subject to periodic adjustment under CMS’s risk adjustment payment methodology. CMS deploys a risk adjustment model that determines premiums paid to all payors according to each member’s health status and certain demographic factors. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from various settings. The Company and healthcare providers collect and submit the necessary and available diagnosis data to payors and such data is utilized by the Company to estimate risk adjustment payments to be received in subsequent periods. Risk adjustment-related revenues are estimated using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. PMPM fees are also subject to adjustment for incentives or penalties based on the achievement of certain quality metrics defined in the Company’s contracts with payors. The Company recognizes incentive revenue as earned using the most likely amount methodology and only to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved.

Neither the Company nor any of its affiliates is a registered insurance company because state law in the states in which it operates does not require such registration for risk-bearing providers.

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

Medical Services Expenses and Related Payables

Medical Services Expense

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

Each period, the Company re-examines previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period the claims are settled. The Company’s medical claims payable balance represents management’s best estimate of its liability for unpaid medical costs as of December 31, 2021 and 2020. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.

The Company assesses the profitability of its managed care capitation arrangement to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized. Premium deficiency reserves as of December 31, 2021 and 2020 were immaterial.

Other Medical Expenses

Other medical expenses include: (i) partner physician compensation expense and (ii) other provider costs. Partner physician compensation expense relates to surplus sharing obligations to the Company’s physician partners. Other provider costs include payments for additional compensation to support physician-patient engagement and other care management expenses.

Goodwill and Amortizable Intangible Assets

Goodwill represents the excess purchase price consideration over the estimated fair value of net assets acquired in a business combination. The Company tests goodwill for impairment annually in the fourth quarter, and on an interim basis when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Qualitative analysis involves assessing situations and developments that could affect key drivers used to evaluate whether the value of goodwill is impaired. The Company’s procedures include assessing its financial performance, macroeconomic conditions, industry and market considerations, various asset-specific factors, and entity-specific events. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing.

In the quantitative assessment, the fair value of the reporting unit is determined primarily by an income approach, utilizing discounted cash flows and a market approach looking at comparable companies and related transactions. An impairment is recognized only to the extent that the carrying value of a reporting unit exceeds its fair value. If the fair value exceeds the carrying amount, goodwill is not considered impaired.

Amortizable intangible assets primarily relate to health plan contracts, trade names, provider networks and noncompete enforcement agreements. Amortizable intangible assets are amortized using the straight-line method over the useful life of these assets, generally between two and 30 years. The Company considers the period of expected cash flows and related underlying data used to measure the fair value of the intangible assets (or the length of time for a noncompete agreement) when selecting a useful life.

Amortizable intangible assets are subject to impairment tests when events or circumstances indicate that the carrying value of the asset, or related asset group, may not be recoverable. The Company compares the carrying value of an amortizable intangible asset (or asset group) to the future undiscounted cash flows generated by the asset (or asset group). The expected future undiscounted cash flows are calculated using the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. When the carrying value of an intangible asset (or asset group) exceeds its expected future undiscounted cash flows, an impairment charge is recognized to the extent that the carrying value of the asset (or asset group) exceeds its fair value.

The impairment tests are based on financial projections prepared by management that incorporate anticipated results from programs and initiatives being implemented. If projections are not met, or if negative trends occur that impact the outlook, the intangible assets may be impaired.

Cash, Cash Equivalents, and Restricted Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid financial instruments with maturities of three months or less when purchased. The Company maintains its cash on hand in bank deposit accounts which, at times, may exceed federally insured limits. Restricted cash and equivalents primarily consist of amounts used as collateral to secure letters of credit which the Company is required to maintain pursuant to contracts with payors. Such amounts are generally maintained in certificates of deposit to satisfy these obligations and are presented as restricted cash equivalents in the consolidated balance sheets. As of December 31, 2021 and 2020, certificates of deposit totaled $9.8 million and $21.6 million, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. If acquired through a business combination, property and equipment are recorded at fair value at the date of acquisition. Costs incurred that significantly extend the useful life of the related assets are capitalized, while repairs and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, except for land, which is not depreciated.

The following represents the estimated useful lives for property and equipment:

Years
Computer equipment and software	3 – 5
Furniture and fixtures	5 – 7
Building	39

Leasehold improvements are depreciated over the shorter of the assets’ estimated useful life or term of the lease.

Leases

The Company determines whether a contract contains a lease based on whether it has the right to obtain substantially all of the economic benefits from the use of an identified asset that the Company does not own and whether it has the right to direct the use of that identified asset in exchange for consideration. The Company determines whether an arrangement constitutes a lease at inception. Under ASC 842, a practical expedient was offered to lessees to make a policy election, which the Company elected, to not separate lease and non-lease components, but rather account for the combined components as a single lease component. The Company’s operating leases consist primarily of long-term leases for office space. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants. Right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Most leases include one or more options to renew, with renewal terms that can extend the lease. The exercise of renewal options is at the sole discretion of the Company. ROU assets are recognized as the lease liability, adjusted for initial direct costs incurred and tenant lease incentives received. Lease liabilities are recognized as the present value of the future minimum lease payments at the lease commencement date. Since none of the Company’s leases provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The incremental borrowing rate is a hypothetical rate based on the Company’s understanding of what its credit rating would be to borrow and based on the resulting interest the Company would pay to borrow an amount equal to the lease payments in a similar economic environment over the lease term on a collateralized basis. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Lease payments may be fixed or variable, however, only fixed payments or in-substance fixed payments are included in the Company’s lease liability calculation. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments is incurred. Short-term leases (those with terms of 12 months or less) are not recorded as ROU assets or liabilities in the consolidated balance sheets. For short-term leases, the Company recognizes rent expense in the consolidated statements of operations on a straight-line basis over the lease term.

Operating leases are included in other assets, net, accounts payable and accrued expenses, and other liabilities on the Company’s consolidated balance sheets. See Note 5 for additional information.

Issuance Costs

Debt issuance costs related to debt instruments (excluding line of credit arrangements) are deferred, recorded as a reduction of the related debt liability, and amortized to interest expense over the remaining term of the related debt liability utilizing the effective interest method. Debt issuance costs related to line of credit arrangements are deferred, included in other assets, and amortized to interest expense on a straight-line basis over the remaining term of the related line of credit arrangement. Costs incurred in connection with the issuance of common shares are recorded as a reduction of additional paid-in capital.

Contingently Redeemable Common Stock

Prior to the completion of the IPO in April 2021, certain of the Company’s investment agreements with third-party investors, could require the Company to repurchase shares in certain limited circumstances. As the redemption feature was outside the control of the Company, the related capital contributions did not qualify as permanent equity and were classified as temporary equity in the mezzanine section of the consolidated balance sheets. Such redemption feature terminated upon the completion of the IPO in April 2021 and accordingly, such common stock was reclassified from temporary equity in the mezzanine section of the consolidated balance sheet to permanent equity, see Note 1.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated by including the effect of dilutive securities, including outstanding employee stock options, using the treasury stock method. The treasury stock method assumes a hypothetical issuance of shares to settle stock-based awards, with the assumed proceeds used to purchase common stock at the average market price for the period. Assumed proceeds include the amount the employee must pay upon exercise and the average unrecognized compensation cost. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares. Basic net loss per share is the same as diluted net loss per share for the periods presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Stock-based Compensation

Stock-based compensation expense for common stock options is recognized based on the fair value of the award as determined on the grant date using the Black-Scholes option pricing model. Stock-based compensation expense is generally recognized on a straight-line basis over the vesting period. Compensation cost for options that vest based on performance conditions in addition to the employee’s continued service is recognized when the related performance condition is deemed to be probable of achievement. The fair value of awards with market conditions are valued using the Monte Carlo simulation model. Forfeitures of stock-based awards are recognized as they occur.

Prior to the IPO, the Company determined the fair value of its shares at the grant dates by considering several objective and subjective factors, including the price paid by investors for common stock, actual and forecasted operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones in the Company, the likelihood of achieving a liquidity event, and transactions involving its common stock. The fair value of the Company’s common stock prior to the IPO was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants, Valuation of Privately Held Company Equity Securities Issued as Compensation.

See Note 13 for additional discussion on restricted stock units, non-employee awards, and incentive compensation.

Income Taxes

Current tax liabilities and assets are recognized for the estimated taxes payable or refundable, respectively, on the tax returns for the current year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The carrying value of the Company’s net deferred tax assets is based on whether it is more likely than not that the Company will generate sufficient future taxable income to realize the deferred tax assets. A valuation allowance is established for deferred tax assets, which the Company does not believe meet the “more likely than not” threshold. The Company’s judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies, or other factors. If the Company’s assumptions and, consequently, its estimates, change in the future, the valuation allowance may materially increase or decrease, resulting in a decrease or increase, respectively, in income tax benefit and the related impact on the Company’s reported net income (loss).

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than likely of being realized and effectively settled. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and that may not accurately forecast actual outcomes. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as additional income taxes.

Fair Value Measurement

The Company’s financial instruments consist of cash and cash equivalents, restricted cash equivalents, receivables, other liabilities, accounts payable, certain accrued expenses, and borrowings which consist of a term loan and a revolving credit facility (see Note 10). The carrying values of the financial instruments classified as current in the consolidated balance sheets approximate their fair values due to their short-term maturities. The Company may be required, from time to time, to measure its loans to physician partner groups in connection with taxes payable on shares distributed to them upon completion of the IPO at fair value on a nonrecurring basis Such measurements are classified within Level 2 of the fair value hierarchy. The carrying values of the term loan and revolving credit facility are a reasonable estimate of fair value because the interest rates on such borrowings approximate market rates as of the reporting date. Such borrowings are classified within Level 2 of the fair value hierarchy. During the years ended December 31, 2021 and 2020, there were no material transfers of financial assets or liabilities within the fair value hierarchy.

The Company measures and discloses the fair value of nonfinancial and financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:

•
Level 1—quoted prices for identical instruments in active markets;
•
Level 2—quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•
Level 3—fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company is responsible for determining fair value, as well as for assigning the appropriate level within the fair value hierarchy, based on the significance of unobservable inputs. The Company reviews methodologies, processes and controls of third-party pricing services and performs ongoing analyses of both prices received from third-party pricing services and those developed internally to determine whether they represent appropriate estimates of fair value.

Segment Reporting

The Company is organized as a single operating and reportable segment based on the manner in which the Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions about how to allocate resources.

Disposition of California Operations

During 2020, the Company implemented a plan to divest its California operations, which included the entirety of its Medicaid line of business, via three separate transactions with different parties. In August 2020, the Company disposed of its Southern California operations for a gross sales price of $2.5 million and recognized a gain on sale of $1.3 million. In October 2020, the Company disposed of its Fresno, California operations for a gross sales price of $26.0 million and recognized a gain on sale of approximately $19.1 million. In December 2020, the Company signed a definitive agreement to sell its remaining California operations for a gross sales price of $1.0 million. The sale closed in February 2021. The Company’s decision to exit California and the Medicaid line of business represents a strategic shift that will have a major effect on its operations and financial results. As such, the Company’s California operations are reflected in the consolidated financial statements as discontinued operations. See Note 19 for additional information.

Recent Accounting Pronouncements

2021 Adoption

Credit Losses. In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments held at amortized cost. The amendments in ASU 2016-13 eliminate the “probable” initial threshold for recognition of credit losses in current accounting guidance and, instead, reflect an entity’s current estimate of all expected credit losses over the life of the financial instrument. When credit losses were measured under prior accounting guidance, an entity generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. A reporting entity is required to apply the amendments in ASU 2016-13 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Upon adoption of ASU 2016-13, the Company is required to reassess its financial assets measured at amortized costs and off-balance sheet credit exposures, including loan commitments. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). ASU 2019-10 amended the effective date for ASU 2016-13. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019 for public companies, unless they qualify as an “emerging growth company.” The Company was treated as an emerging growth company for disclosure purposes prior to the completion of its IPO. However, as the Company ceased to be an emerging growth company as of January 1, 2021, the Company adopted ASU 2016-13 effective January 1, 2021. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

NOTE 3. Concentration of Credit Risk

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

Revenue from Medicare Advantage payors constitutes substantially all of the Company’s total revenue, accounting for nearly 100%, 100%, and 99% of the Company’s total revenues for years ended December 31, 2021, 2020, and 2019, respectively.

The following table provides the Company’s revenue concentrations with respect to major payors as a percentage of the Company’s total revenues:

	Year Ended December 31,
	2021	2020	2019
Payor A	26%	38%	44%
Payor B	20%	20%	19%
Payor C	16%	11%	14%
Payor D	11%	*	11%

* Less than 10% of total revenues.

The following table provides the Company’s concentrations of credit risk with respect to major payors as a percentage of receivables, net:

	December 31,
	2021	2020
Payor A	18%	38%
Payor B	21%	27%
Payor C	14%	*
Payor D	12%	*

* Less than 10% of total receivables.

NOTE 4. Property and Equipment, Net

The following table summarizes the Company’s property and equipment (in thousands):

	December 31,
	2021	2020
Computer equipment and software	$12,769	$8,135
Furniture and fixtures	2,889	2,856
Building and leasehold improvements	1,708	2,740
	17,366	13,731
Less: accumulated depreciation	(8,205)	(7,275)
Property and equipment, net	$9,161	$6,456

For the years ended December 31, 2021, 2020, and 2019, the Company recognized $2.6 million, $2.2 million, and $1.6 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the consolidated statements of operations.

NOTE 5. Leases

The Company has operating leases for corporate offices and certain equipment. The following tables provide information regarding the Company’s operating leases for which it is the lessee (in thousands):

	December 31,
	2021	2020
ROU asset:
Other assets, net	$11,739	$9,585
Lease liabilities:
Accounts payable and accrued expenses	$3,307	$3,377
Other liabilities	7,904	5,508
Total operating lease liabilities	$11,211	$8,885

	Year Ended December 31,
	2021	2020	2019
Operating lease costs	$4,832	$4,152	$3,349
Short-term lease costs	—	29	8
Variable lease costs	965	949	436
Total lease costs	$5,797	$5,130	$3,793

	Year Ended December 31,
Supplemental Cash Flow Information	2021	2020	2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$4,409	$4,495	$4,434
ROU asset obtained in exchange for new lease liability:
Operating leases	$5,116	$363	$1,111

	December 31,
Weighted Average Lease Term and Discount Rate	2021	2020
Weighted average remaining lease term (years):
Operating leases	5	5
Weighted average discount rate:
Operating leases	8.15%	9.78%

The following table summarizes future minimum lease obligations under non-cancelable operating leases as of December 31, 2021 (in thousands):

Year	Amount
2022	$3,444
2023	3,157
2024	1,786
2025	1,678
2026	1,242
Thereafter	2,043
Undiscounted minimum lease payments payable	13,350
Less: imputed interest	(2,139)
Present value of lease liability	$11,211

NOTE 6. Goodwill and Amortizable Intangible Assets

Goodwill

As of December 31, 2021 and 2020, goodwill of $39.0 million was allocated to the Company’s Hawaii reporting unit, which has a negative carrying amount of net assets as of December 31, 2021 and 2020. The Company completed the required annual goodwill impairment test during the fourth quarters of 2021 and 2020, and no impairment was recognized.

Contingent Consideration

Total liabilities for contingent consideration to fulfill expected remaining obligations related to prior acquisitions were $2.5 million and are reflected in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2020. Such contingent consideration was fully paid in 2021.

Amortizable Intangible Assets

The following table summarizes the Company’s amortizable intangible assets as of December 31, 2021 (dollars in thousands):

	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Health plan contracts	15	$39,700	$(14,336)	$25,364
Trade names	15-30	20,300	(3,665)	16,635
Provider networks	10-15	8,400	(3,033)	5,367
Noncompete enforcement agreements	2-5	37,599	(30,355)	7,244
Other	4-15	2,700	(1,912)	788
		$108,699	$(53,301)	$55,398

The following table summarizes the Company’s amortizable intangible assets as of December 31, 2020 (dollars in thousands):

	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Health plan contracts	15	$39,700	$(11,689)	$28,011
Trade names	15-30	20,300	(2,989)	17,311
Provider networks	10-15	8,400	(2,473)	5,927
Noncompete enforcement agreements	4-5	30,787	(22,705)	8,082
Other	4-15	2,700	(1,563)	1,137
		$101,887	$(41,419)	$60,468

For the years ended December 31, 2021, 2020, and 2019, the Company recognized $11.9 million, $11.4 million, and $10.7 million, respectively, in amortization expense which is included in depreciation and amortization expense in the consolidated statements of operations.

The following table summarizes the estimated annual amortization for each of the five succeeding fiscal years and thereafter as of December 31, 2021 (in thousands):

Year	Amount
2022	$8,622
2023	4,757
2024	4,465
2025	4,103
2026	4,103
Thereafter	29,348
$55,398

NOTE 7. Other Assets

The following table summarizes the Company’s other assets (in thousands):

	December 31,
	2021	2020
Loans to physician partners	$76,821	$—
Indemnification assets	2,107	10,009
Health plan deposits	11,523	11,523
Equity method investments	6,690	8,502
Right of use asset	11,739	9,585
Other	4,078	4,081
	$112,958	$43,700

Loans to Physician Partners

The Company provided loans to its physician partners in connection with taxes payable on shares distributed to them in connection with the IPO. See Note 1. These loans mature between 2026 and 2030 with nominal interest compounding annually and no prepayment penalties. Such loans are stated at the amount expected to be collected.

Indemnification Assets

Indemnification assets have been established to offset certain pre-closing liabilities for which the prior owners of some of the Company’s California subsidiaries are obligated to indemnify the Company. The Company deems the amounts receivable under the indemnification agreements to be fully collectible should indemnification claims arise, and, as such, a valuation allowance is not deemed necessary. See Notes 14 and 19 to the Consolidated Financial Statements.

NOTE 8. Medical Claims and Related Payables

Medical claims and related payables include estimates for amounts owed for claims incurred for services provided to members by various providers. Changes in amounts reported for medical claims related to prior years result from claims being paid at amounts different than originally estimated. Liabilities are continually reviewed and re-estimated as information regarding actual claim payments becomes known. This information is compared to the originally established liability at year end. The following table presents the components of changes in medical claims and related payables (in thousands):

	December 31,
	2021	2020	2019
Medical claims and related payables, beginning of the year	$164,161	$121,779	$101,967
Components of incurred costs related to:
Current year	1,645,137	1,026,940	728,610
Prior years	2,522	(5,063)	(3,236)
Discontinued operations - current year	1,234	85,732	125,795
Discontinued operations - prior years	(2,099)	(1,543)	(1,945)
	1,646,794	1,106,066	849,224
Claims paid related to:
Current year	(1,416,404)	(870,979)	(627,422)
Prior years	(151,128)	(94,868)	(76,049)
Discontinued operations - current year	(1,234)	(80,754)	(108,531)
Discontinued operations - prior years	(3,175)	(17,083)	(17,410)
	(1,571,941)	(1,063,684)	(829,412)
Medical claims and related payables, end of the year	$239,014	$164,161	$121,779

Beginning and ending balances of medical claims and related payables disclosed above for December 31, 2020, include $1.1 million and $1.3 million, respectively, that are presented as current liabilities held for sale and discontinued operations. Beginning and ending balances of medical claims and related payables disclosed above for December 31, 2019, include $1.8 million and $1.1 million, respectively, of claims liabilities that are presented as current liabilities held for sale and discontinued operations. As of December 31, 2021, 2020, and 2019, medical claims and related payables also include $0.2 million, $4.1 million, and $18.0 million, respectively, of claims liabilities associated with certain divested California businesses for which the Company has retained the liability for claims incurred prior to the date of divestiture.

NOTE 9. Other Liabilities

The following table summarizes the Company’s other liabilities (in thousands):

	December 31,
	2021	2020
Other long-term contingencies	$71,344	$71,693
Reserve for uncertain tax positions	2,107	10,009
Lease liabilities, long-term	7,904	5,508
Equity method liabilities - DCEs	6,380	—
Other	6,560	2,881
	$94,295	$90,091

As of December 31, 2021 and 2020, the Company had contingent liabilities of $71.3 million and $71.7 million, respectively, related to unasserted claims. While the Company intends to vigorously defend its position in the event of any assertion of such claims, it has established a liability for the potential exposure, including interest and penalties. Additionally, the Company estimated the range of reasonably possible losses in excess of reserves accrued on the consolidated balance sheet as of December 31, 2021 to be $0 to $32.6 million.

See Note 14 for additional discussions related to reserve for uncertain tax positions and Note 17 for equity method liabilities related to the Company's Direct Contracting Entities (“DCE”) investments.

NOTE 10. Debt

Credit Facility

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

As of December 31, 2021, the Company had $48.8 million outstanding under the 2021 Secured Term Loan Facility and availability under the 2021 Secured Revolving Facility was $63.3 million as the Company had outstanding letters of credit totaling $36.7 million, of which $14.0 million was for the Company's DCE investments, see Note 17 for additional discussion related to DCEs. The standby letters of credit are automatically extended without amendment for one-year periods, unless the Company notifies the institution in advance of the expiration date that the letter will be terminated. No amounts have been drawn on the outstanding letters of credit as of December 31, 2021.

At the Company’s option, borrowings under the 2021 Credit Facilities, as defined in the credit agreement, can be either: (i) LIBO Rate Loans or (ii) Base Rate Loans. LIBO Rate Loans bear interest at a rate equal to the sum of 4.00% (stepping down to 3.50% on and following October 1, 2023) and the higher of (a) LIBO, as defined in the credit agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 3.00% (stepping down to 2.50% on and following October 1, 2023) and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month LIBO rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, the Company pays a commitment fee on the unfunded 2021 Secured Revolving Facility amount of 0.50% (stepping down to 0.375% on and following October 1, 2023). The Company must also pay customary letter of credit fees. As of December 31, 2021, the weighted average effective interest rate on the 2021 Secured Term Loan Facility was 4.42%.

The 2021 Credit Facilities are guaranteed by certain of the Company’s subsidiaries, including those identified as VIEs, and contain customary covenants including, among other things, limitations on restricted payments such as: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios. Failure to meet any of these covenants could result in an event of default under the agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the agreement to be immediately due and payable. As of December 31, 2021, the Company was in compliance with all covenants under the 2021 Credit Facilities.

The following table summarizes the Company’s stated term loan maturity and scheduled principal repayments as of December 31, 2021 (in thousands):

Year	Term Loan
2022	$5,000
2023	5,000
2024	6,250
2025	10,000
2026	22,500
48,750
Debt costs	(349)
$48,401

Unsecured Debt

As of December 31, 2020, the Company had a $20.0 million unsecured credit agreement with a lender affiliated with CD&R (the “unsecured debt”), which was repaid in 2021 with the proceeds from the 2021 Secured Term Loan Facility as discussed above.

NOTE 11. Commitments and Contingencies

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

COVID-19

The Company continues to monitor and assess the estimated operating and financial impact of the COVID-19 pandemic, and as it evolves, the Company continues to process, assemble, and assess member utilization information. The COVID-19 pandemic continues to evolve and the ultimate impact on the Company's business, results of operations, financial condition and cash flows remains uncertain. During 2021, overall care activity continued to increase, including a mix of temporary deferral of care activity and COVID-19 related care costs. These costs may be incurred at future points in time, and it is possible that the deferral of healthcare services, or the impact of the Company’s members (who are seniors typically with chronic conditions) being diagnosed with COVID-19, could cause additional health problems in its existing members, which could increase costs in the future. In future periods, care patterns may moderately exceed normal baselines as previously deferred care is obtained and acuity temporarily rises due to missed regular care. From time to time, health system capacity may be subject to possible increased volatility due to the pandemic. The Company cannot accurately estimate the net ultimate impact, positive or negative, to medical services expense at this time.

Given the disruption caused by COVID-19, it is unclear whether the Company’s contracted physicians will be able to document the health conditions of members as comprehensively as they did in historical periods. Because risk adjustment factors in the current period are based on the preceding year’s diagnosed disease conditions, the Company’s revenue in future periods may be adversely impacted.

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

The healthcare regulatory landscape is constantly changing. It is difficult to predict which final rules may be adopted and implemented by federal and state authorities, and if such final rules would result in any material adverse effect on the Company’s business, consolidated financial condition, results of operations or cash flows. Management is unable to determine how any future government spending cuts will affect Medicare reimbursement. There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of healthcare that, if adopted, could have a material adverse effect on the Company’s consolidated financial statements.

Compliance Requirements

In February 2018, the Company self-disclosed to the California Department of Managed Health Care (“DMHC”), the California Department of Health Care Services, and its affected payors certain noncompliant practices in the Company’s claims and utilization management. The Company submitted various reports in May, June, and August of 2018 and coordinated with the DMHC and certain of its payors to remediate noncompliant claims and utilization management practices and implement improvements through various corrective action plan (“CAPs”). On December 17, 2019, the Company completed substantial remediation of all known deficiencies identified by the DMHC’s audit findings. In February 2021, the Company completed divesting all of its California operations. On March 9, 2021, the Company received a set of investigative interrogatories from the DMHC pursuant to its investigation of conduct and matters described in the Company’s various reports. The interrogatories sought information concerning certain claims data and authorizations denied due to lack of medical necessity, including information regarding the health plans affected thereby. The Company responded timely to such interrogatories and provided requested information. Any adverse review, audit or investigation could result in, among other things: refunding of amounts the Company have been paid pursuant to its contracts; or the imposition of fines, penalties and other sanctions on the Company, or certain of its payors. While the Company does not expect the amount to be material, it is unable to predict the potential dollar value of recoupments or fines, penalties or other sanctions that may be imposed on the Company or the impacted payors related to the DMHC’s audit findings, if any. Per publicly available information, six out of the nine impacted payors have entered into letters of agreement with the DMHC whereby each of the payors have agreed to pay an administrative penalty related to the deficiencies. These penalties equal $0.2 million in the aggregate. At least one payor formally sought indemnification from us in the amount of $80,000 for penalties related to the DMHC audit findings. We are unable to predict the potential dollar value of claims or demands that could be asserted in the future, if any. While we have divested all of our California operations as of February 2021, for the Southern California and Fresno divestiture transactions we will continue to be responsible for any liabilities arising from the business which were incurred prior to the closing date of each transaction, including any fines, penalties and other sanctions relating to the DMHC matter described above, the payment of claims for medical services incurred prior to the effective date of each transaction, a liability for unrecognized tax benefits for which we are indemnified and other contingent liabilities that we currently believe are remote.

Contractual Obligations

The following table summarizes the Company’s contractual obligations, excluding operating leases (see Note 5) and debt service obligations (see Note 10), as of December 31, 2021 (in thousands):

	Total	2022	2023-2024	2025-2026	More than Five Years
Capital commitments(1)	$56,809	$28,559	$15,500	$11,750	$1,000

(1)
Represents capital commitments to physician partners to support physician partner expansion and related purposes.

NOTE 12. Common Stock

Common Stock

As of December 31, 2021, the Company’s authorized capital stock consisted of 2.0 billion shares of common stock, par value $0.01 per share. Every holder of record of common shares entitled to vote at a meeting of stockholders is entitled to one vote for each share outstanding.

2021. During the year ended December 31, 2021, the Company issued approximately 9.3 million shares of common stock primarily in connection with exercises and vesting of stock-based awards.

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

In August 2020, the Company issued approximately 333,800 shares of common stock to settle provider compensation liabilities of $1.5 million.

Also in 2020, the Company repurchased 1.5 million shares of common stock for $6.7 million and issued approximately 2,340,000 shares of common stock in connection with exercises and vesting of stock-based awards.

2019. In April 2019, the Company issued 1.3 million shares of common stock to settle provider compensation liabilities of $5.0 million.

Contingently Redeemable Common Stock

2020. During 2020, the Company closed private placements to third-party investors in which it issued and sold 6.3 million shares of contingently redeemable common stock at a purchase price of $4.49 per share and received aggregate proceeds of $28.5 million.

2019. In the first quarter of 2019, the Company closed a private placement to third-party investors in which it issued and sold 19.8 million shares of contingently redeemable common stock to funds advised by Capital Research and Management Company at a purchase price of $3.78 per share and received aggregate proceeds of $75.0 million.

In the fourth quarter of 2019, the Company closed private placements to third-party investors in which it issued and sold 23.6 million shares of contingently redeemable common stock at a purchase price of $4.49 per share and received aggregate proceeds of $106.0 million.

The contingently redeemable common stock had a redemption feature that required the Company, in certain limited circumstances, to repurchase stock. Because the redemption feature was outside the control of the Company, the related capital contribution did not qualify as permanent equity and was classified as temporary equity in the mezzanine section of the consolidated balance sheets. The common stock that was classified as temporary equity was recorded at an initial carrying value equal to the gross proceeds received, which represented their fair value at the date of issuance. The redemption feature of the Company’s contingently redeemable common stock terminated upon the completion of the IPO in April 2021. Accordingly, such common stock was reclassified from temporary equity in the mezzanine section of the consolidated balance sheet to permanent equity, see Note 1.

NOTE 13. Stock Incentive Plan

The Company offers certain employees the ability to purchase common shares of the Company and/or receive common stock options under its Amended and Restated Stock Incentive Plan (the “Plan”) that was approved by the stockholders. In connection with the IPO, the Company’s Board of Directors approved the Omnibus Incentive Plan. As of December 31, 2021, the Company is authorized to grant 62,997,600 shares related to employee stock options, of which 17,737,000 shares remain available for grant as of December 31, 2021. Shares granted are not transferrable, except upon the employee’s death, repurchase by the Company, or with the Company’s consent.

The Omnibus Incentive Plan provides for the grant of stock options, restricted stock awards, restricted stock units ("RSUs"), performance-based awards, and other awards. Stock options expire 10 years after the date of grant and forfeiture of awards is recognized as it occurs. The stock options granted under the Plan consist of: (i) stock options that vest in four equal annual installments, subject to the employee’s continued service until the applicable vesting date (the “Base Options”), and (ii) stock options that vest if CD&R realizes a certain return on its investment, subject to the employee’s continuous employment through such date and beyond, in certain grants (the “Upside Options”).

Stock Options

Base Options. Compensation cost for Base Options is recognized on a straight-line basis generally over the requisite vesting period of four years. The fair value of each Base Option was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical equity volatility of comparable publicly traded companies. The expected term of Base Options is calculated via the simplified method and reflects the midpoint between the vesting date and the end of the contractual term. The risk-free rates utilized for periods throughout the contractual life of Base Options are based on U.S. Treasury security yields at the time of grant.

The assumptions used for the Black-Scholes option pricing model to determine the fair value of Base Options granted are as follows:

	December 31,
	2021	2020	2019
Risk-free interest rate	0.75% - 1.58%	0.43% - 1.68%	2.39% - 2.53%
Expected dividends	$—	$—	$—
Expected volatility	58.95% - 63.33%	59.39% - 63.47%	55.38% - 55.47%
Expected term (in years)	6.25	6.25	6.25

The Company’s outstanding Base Options consisted of the following (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding as of January 1, 2021	24,646	$2.21
Granted	1,447	22.39
Exercised	(8,323)	1.24
Forfeited	(569)	5.60
Stock options outstanding as of December 31, 2021	17,201	$4.26	6.6	$391,784
Expected to vest as of December 31, 2021	6,028	$8.51	8.3	$112,119
Exercisable as of December 31, 2021	11,173	$1.97	5.6	$279,666

The weighted-average grant-date fair value of Base Options granted during the year ended December 31, 2021, 2020, and 2019 was $13.10, $2.70, and $2.11, respectively, per option. The total intrinsic value of Base Options exercised for the years ended December 31, 2021, 2020, and 2019 was $196.3 million, $8.2 million, and $0, respectively. During the year ended December 31, 2021, the Company recognized $8.1 million of stock-based compensation expense related to Base Options. During the year ended December 31, 2020, the total stock-based compensation expense related to Base Options was $6.5 million, of which $0.2 million is recorded in income (loss) from discontinued operations in the consolidated statements of operations. During the year ended December 31, 2019, the total stock-based compensation expense related to Base Options was $5.0 million, of which $0.8 million is recorded in income (loss) from discontinued operations in the consolidated statements of operations.

As of December 31, 2021, the Company had $24.0 million of total unrecognized compensation cost related to non-vested Base Options, which is expected to be recognized over a weighted-average period of approximately three years.

Additionally, the Company recognized $2.6 million of expense related to stock options that vested upon the completion of the IPO, which are included in general and administrative expenses in the statements of operations .

Upside Options. Upside Options vest if CD&R realizes a certain return on its investment, subject to the employee’s continuous employment through such date and beyond, in certain grants. During the years ended December 31, 2020 and 2019, the Company did not recognize any stock-based compensation expense related to Upside Options as achievement of the underlying performance condition was not probable. During the year ended December 31, 2021, the Company recognized $8.5 million of stock-based compensation expense as a result of the satisfaction of a performance condition associated with Upside options. The fair value of Upside Options was estimated on the date of grant using the Monte Carlo simulation model.

The Company’s outstanding Upside Options consisted of the following (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding as of January 1, 2021	16,675	$5.81
Granted	205	29.24
Exercised	(1,092)	7.10
Forfeited	(1,360)	4.09
Stock options outstanding as of December 31, 2021	14,428	$6.21	6.3	$300,367
Expected to vest as of December 31, 2021	3,421	$11.41	8.5	$53,783
Exercisable as of December 31, 2021	11,007	$4.60	5.7	$246,584

The weighted-average grant-date fair value of Upside Options granted during the years ended December 31, 2021, 2020, and 2019 was $1.72, $1.58, and $1.23, respectively, per option. As of December 31, 2021, the Company had $5.3 million of total unrecognized compensation cost related to non-vested Upside Options, which is expected to be recognized over a weighted-average period of approximately three years.

Restricted Stock Units

Restricted stock awards, including restricted stock units and performance stock units are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant. The fair market value of restricted stock awards, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting. Restricted stock units, which vest based solely upon passage of time and requisite service generally vest over the requisite period of four years. Performance stock units, which are restricted stock awards that vest dependent upon attainment of various levels of performance that equal or exceed threshold levels, generally vest in their entirety at the end of the relevant performance period. The number of shares that ultimately vest can vary from 0% to 200% of target depending on the level of achievement of the performance criteria. The fair value of restricted stock units and performance stock units are determined based on the closing market price of the Company's shares on the grant date. The value of the shares withheld to settle tax withholding obligations is dependent on the closing market price of the Company’s common stock on the trading date prior to the relevant transaction occurring.

The following table summarizes restricted stock award activity, including performance stock units, for the year ended December 31, 2021 (units in thousands):

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2021	400	$1.57
Granted	909	23.56
Vested	(133)	1.28
Forfeited	(51)	23.11
Unvested as of December 31, 2021	1,125	$18.41

For the years ended December 31, 2021, 2020, and 2019, the Company recognized $4.7 million, $0.2 million, and $0.2 million, respectively, of stock-based compensation expense related to RSUs. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2021, 2020, and 2019 was $23.56, $4.49, and $3.79, respectively. As of December 31, 2021, the Company had $15.8 million of total unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted-average period of approximately 3 years.

Non-Employee Awards

Various of the Company’s agreements provide for the vesting of certain stock-based instruments to third parties (physician partners) at the time of an initial public offering, or upon the occurrence of certain events deemed a “change of control” in the Company or certain of the Company's subsidiaries (“Change of Control Event”). The stock-based instruments granted to third parties are accounted for as non-employee awards for which compensation cost will be recognized upon achievement of the underlying performance condition of a Change of Control Event. As the instruments are liability-classified, the amount of shares ultimately issued and related compensation cost is measured on the vesting date. A Change of Control Event is not deemed probable until consummated.

Upon the completion of the IPO, the Company issued 11.7 million shares of common stock under partner physician group equity agreements and recognized stock-based compensation expense of $268.5 million in April 2021.

In 2017, the Company issued equity-based instruments to third parties for incentive compensation. The equity instruments granted to third parties were accounted for as non-employee awards and were recognized to the extent that achievement of the financial performance threshold was probable. For the year ended December 31, 2019, the Company recognized $1.5 million in expenses as the related performance conditions were satisfied. In August 2020, the Company recognized $1.5 million in additional paid-in capital for the issuance of common stock to settle 2019 compensation.

NOTE 14. Income Taxes

The Company applied the intra-period tax allocation rules to allocate income taxes between continuing operations and discontinued operations as prescribed by U.S. GAAP, where the tax effect of income (loss) before income taxes is computed without regard to the tax effects of income (loss) before income taxes from the other categories. Income tax expense (benefit) from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	1,289	856	1
	1,289	856	1
Deferred:
Federal	(166)	38	(179)
State	(237)	(29)	(54)
	(403)	9	(233)
Income tax expense (benefit)	$886	$865	$(232)

The principal items accounting for the difference between taxes computed at the U.S. statutory rate and taxes recorded consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Computed tax at US federal statutory rate of 21%	$(84,966)	$(13,129)	$(24,052)
Increase (decrease) in taxes resulting from:
State taxes, net of federal impact	715	840	(47)
Stock-based compensation	(44,088)	—	—
Nondeductible compensation	4,054	—	—
Unrecognized tax benefit	238	(71)	224
Permanent differences	1,336	850	1,287
Valuation allowance	122,599	12,443	22,530
Other, net	998	(68)	(174)
Income tax expense (benefit)	$886	$865	$(232)

The net deferred tax liability comprises the tax effect of temporary differences between U.S. GAAP and tax reporting related to the recognition of income and expenses. The net deferred income tax liabilities are included in other liabilities in the consolidated balance sheets. Components of the net deferred tax liability consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred income tax assets:
Net operating and capital losses	$237,877	$80,316
State taxes	332	56
Contingent consideration	—	776
Accrued expenses	19,828	20,708
Transaction costs	811	1,006
Stock-based compensation	4,331	3,530
Lease liabilities	2,610	2,237
Interest limitation	5,850	5,635
Goodwill	—	2,480
Intangible assets	4,022	23,166
Other, net	111	333
Total deferred income tax assets	$275,772	$140,243
Deferred income tax liabilities:
Property and equipment	$(203)	$(411)
ROU assets	(2,728)	(2,412)
Intangible assets	(11,032)	(9,191)
Partnership outside basis	(1,402)	(1,465)
Investment	—	(411)
Total deferred income tax liabilities	$(15,365)	$(13,890)
Valuation allowance	(260,571)	(126,927)
Net deferred income tax liabilities	$(164)	$(574)

The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In making this assessment, the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized in future periods. As of December 31, 2021 and 2020, the Company believed that it is more likely than not that its deferred tax assets in excess of deferred tax liabilities will not be realized. Accordingly, the Company has provided a valuation allowance of $260.6 million and $126.9 million on the Company’s deferred tax assets as of December 31, 2021 and 2020, respectively, with a net change of $133.6 million recorded in current year activities. The net deferred tax liability as of December 31, 2021 principally relates to deferred tax liabilities associated with long-term partnership investments and long-lived intangible assets which are expected to reverse against net operating losses which can only offset 80% of taxable income. As of December 31, 2021, the Company has federal and state capital loss carryforward of $0.8 million and $0.9 million respectively, which will expire in 2026 if unused.

As of December 31, 2021, the Company has federal and state net operating losses of $1.0 billion and $570.3 million, respectively. As of December 31, 2020, the Company has federal and state net operating losses of $310.7 million and $246.3 million, respectively. As of December 31, 2019, the Company has federal and state net operating losses of $258.1 million and $215.7 million, respectively. As of December 31, 2021, $931.5 million of the total federal net operating losses are carried forward as indefinite-lived net operating losses. The remaining net operating losses are carried forward and will expire beginning in 2027 if unutilized. Utilization of these operating loss carryforwards may be subject to an annual limitation based on changes in ownership, as defined by Section 382 of the Internal Revenue Code of 1986, as amended. $32.3 million and $32.7 million of the Company’s federal and state net operating loss carryforward, respectively, are attributable to prior acquisition transactions and are subject to Section 382 limitations. The Company’s preliminary analysis indicates that none of the acquired net operating loss carryforwards will expire unutilized solely as a result of the Section 382 limitations.

Unrecognized Tax Benefits

As of December 31, 2021, the Company had unrecognized tax benefits of $5.9 million, $1.5 million of which, if recognized, would impact its effective tax rate. As of December 31, 2020, the Company had unrecognized tax benefits of $8.9 million, $7.1 million of which, if recognized, would impact its effective tax rate. As of December 31, 2019, the Company had unrecognized tax benefits of $10.8 million, $9.4 million of which, if recognized, would impact its effective tax rate.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of the year	$8,914	$10,839	$23,219
Additions related to current year	2,636	384	242
Additions related to prior years	—	565	—
Reductions related to settlements with taxing authorities	(5,631)	—	—
Reductions related to the lapse of applicable statute of limitations	—	(2,874)	(12,622)
Balance at end of the year	$5,919	$8,914	$10,839

As of December 31, 2021, the Company recorded a liability for unrecognized tax benefit of $2.1 million, inclusive of $0.6 million of accrued interest and penalties. As of December 31, 2020, the Company recorded a liability for unrecognized tax benefit of $10.0 million, inclusive of $2.9 million of accrued interest and penalties. As of December 31, 2019, the Company recorded a liability for unrecognized tax benefit of $12.8 million, inclusive of $3.4 million of accrued interest and penalties. As of December 31, 2021 and 2020, $4.3 million and $1.8 million of unrecognized benefits were reflected as a reduction in deferred tax asset balances. The unrecognized tax benefit of $2.1 million is subject to a tax indemnification agreement between the prior owners of some of the Company’s California subsidiaries and the Company. Thus, the Company does not bear significant risk for these uncertain tax positions, as any assessment on future tax examinations is expected to be recovered from the prior owners. During the year ended December 31, 2021, the Company reversed $5.6 million of tax liability, $1.1 million of accrued interest and $1.1 million of accrued penalties on unrecognized tax benefits and realized a tax benefit of $1.8 million attributable to discontinued operations due to the settlement of the IRS exam for the period ended June 30, 2016. The indemnification assets are reflected in other assets in the consolidated balance sheets (see Note 7). During the year ended December 31, 2020, due to expiration of the 2015 state statute of limitations, the Company reversed $2.9 million of tax liability, $0.6 million of accrued interest and $0.6 million of accrued penalties on unrecognized tax benefits and realized a tax benefit of $4.1 million attributable to discontinued operations. The tax benefit from the statute expiration was offset by $0.6 million, $0.6 million, and $0.1 million of additional accruals for taxes, interest, and penalties, respectively, on uncertain tax positions during 2020 resulting in a net tax benefit of $2.8 million attributable to discontinued operations. During the year ended December 31, 2019, due to expiration of the 2015 U.S. federal and 2014 state statute of limitations, the Company reversed $12.6 million of tax liability, $1.0 million of accrued interest and $2.5 million of accrued penalties on unrecognized tax benefits and realized a tax benefit of $16.2 million attributable to discontinued operations.

The amount of income taxes the Company pays is subject to ongoing audits. The estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of the relevant risks, facts, and circumstances existing at the time. However, future results of operations may include favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are made or resolved. As of December 31, 2021, the tax years 2017 to 2021 are subject to examination by the Internal Revenue Service (“IRS”) and the tax years 2016 to 2021 are subject to examination by state taxing jurisdictions in which the Company is subject. Management believes it has adequate reserves for potential tax exposures associated with all open tax years including the 2016 year currently under examination. It is reasonably possible that during the next 12 months the Company may realize a $2.1 million decrease in its liability for uncertain tax positions, inclusive of $0.6 million related to the reversal of interest and penalties on uncertain tax positions, as a result of closing of the tax years.

For additional discussion regarding income taxes and unrecognized tax benefits related to discontinued operations, see Note 19.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 public health emergency. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. On June 29, 2020, the California Assembly Bill 85 (California AB 85) was enacted, which suspends the usage of NOLs for taxable years 2020, 2021, and 2022 for taxpayers with taxable income of $1.0 million or more and limits the amount of tax that can be offset by business credits to $5.0 million for tax years 2020, 2021, and 2022. The carryover period for NOL deductions and business credit limitation disallowed by this provision will be extended. On December 27, 2020, the Consolidated Appropriations Act, 2021 was enacted to provide further COVID-19 relief. These changes in tax laws did not have a material impact on the Company’s results of operations for the years ended December 31, 2021 and 2020. The Company will continue to monitor possible future impact of changes in tax legislation.
NOTE 15. Net Income (Loss) Per Common Share

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

The following table illustrates the computation of basic and diluted EPS (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator
Income (loss) from continuing operations	$(405,484)	$(63,208)	$(114,455)
Noncontrolling interests’ share in (earnings) loss from continuing operations	300	—	—
Net income (loss) attributable to common stockholders before discontinued operations	(405,184)	(63,208)	(114,455)
Income (loss) from discontinued operations	(1,303)	3,156	(168,285)
Noncontrolling interests’ share in (earnings) loss from discontinued operations	—	—	152
Net income (loss) attributable to common stockholders	$(406,487)	$(60,052)	$(282,588)
Denominator
Weighted average shares outstanding, basic and diluted	372,931	323,462	294,738
Net income (loss) per share attributable to common stockholders
Net income (loss) per common share from continuing operations, basic and diluted	$(1.09)	$(0.20)	$(0.39)
Net income (loss) per common share from discontinued operations, basic and diluted	$—	$0.01	$(0.57)

Basic net income (loss) per share is the same as diluted net income (loss) per share for the years ended December 31, 2021, 2020, and 2019 as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table provides the potential shares of common stock that were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive (in thousands):

	December 31,
	2021	2020	2019
Stock options - service only condition	17,201	23,646	23,080
Stock options - market and performance condition(1)	14,428	17,675	15,090
Restricted stock units	894	110	185

(1)
Market and performance conditions were satisfied during 2021.

NOTE 16. Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2021	2020	2019
Supplemental cash flow information:
Interest paid	$4,824	$7,086	$8,038
Income taxes paid (refunded), net	1,819	2	26
Supplemental disclosure of non-cash financing activities:
Reclassification of contingently redeemable common stock in connection with IPO	309,500	—	—
Issuance of common stock under partner physician group equity agreements upon IPO	268,467	—	—
Offering costs accrued at end of period	295	—	—
Non-cash investment in unconsolidated subsidiaries	763	—	—
Settlement of stock-based liabilities	—	1,500	5,000
Settlement of loans receivable with services provided	—	2,047	—

The following table summarizes cash, cash equivalents and restricted cash equivalents from continuing operations (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$1,040,039	$106,795
Restricted cash and equivalents	14,781	28,383
Cash, cash equivalents and restricted cash equivalents	$1,054,820	$135,178

NOTE 17. Variable Interest Entities

Consolidated Variable Interest Entities

agilon health, inc.’s consolidated assets and liabilities as of December 31, 2021 and 2020 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to agilon health, inc.

agilon health, inc.’s consolidated assets and liabilities include VIE assets and liabilities as follows (in thousands):

	December 31,
	2021	2020
Assets(1)
Cash and cash equivalents	$104,741	$93,053
Restricted cash equivalents	13,210	25,032
Receivables, net	276,590	136,636
Prepaid expenses and other current assets, net	7,046	5,986
Property and equipment, net	1,147	797
Intangible assets, net	7,220	8,208
Other assets, net	10,580	13,343
Assets held for sale and discontinued operations, net	—	4,825
Liabilities(1)
Medical claims and related payables	195,812	97,146
Accounts payable and accrued expenses	81,702	62,294
Other liabilities	4,521	10,926
Liabilities held for sale and discontinued operations	—	3,682

(1)
Assets and liabilities of VIEs presented above include the assets and liabilities of the Company’s Independent Practice Associations in California, which are consolidated VIEs and whose operations are reflected in the consolidated financial statements as discontinued operations.

Risk-bearing Entities. At December 31, 2021, the Company operates 18 wholly-owned risk-bearing entities (“RBEs”) for the purpose of entering into risk-bearing contracts with payors. Each RBE’s equity at risk is considered insufficient to finance its activities without additional support, and, therefore, each RBE is considered a VIE. The Company consolidates the RBEs as it has determined that it is the primary beneficiary because it has: (i) the ability to control the activities that most significantly impact the RBEs’ economic performance; and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the RBEs. Specifically, the Company has the unilateral ability and authority, through the RBE governance and management agreements, to make significant decisions about strategic and operating activities of the RBEs, including negotiating and entering into risk-bearing contracts with payors and approving the RBEs’ annual operating budgets. The Company also has the obligation to fund losses of the RBEs and the right to receive a significant percentage of any financial surplus generated by the RBEs. The assets of the RBEs primarily consist of cash and cash equivalents, receivables, net, intangible assets, net, and other assets, net; its obligations primarily consist of medical claims and related payables as well as operating expenses of the RBEs (accounts payable and accrued expenses), including incentive compensation obligations to the Company’s physician partners. On February 18, 2021, the Company executed the 2021 Credit Facilities, which are guaranteed by certain of the Company’s VIEs. Assets generated by the RBEs (primarily from medical services revenues) may be used, in certain limited circumstances, to settle the Company’s contractual debt obligations.

Unconsolidated Variable Interest Entities

As of December 31, 2021, the Company had six equity method investments (liabilities) that were deemed to be VIEs. The Company has determined that the activities that most significantly impact the performance of these VIEs consist of the allocation of resources to and other decisions related to clinical activities and provider contracting decisions. Because the Company does not have the ability to control these activities due to another party’s control of the VIEs’ board of directors, the Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs. The Company's maximum loss exposure as a result of the Company’s involvement with the VIEs cannot be quantified as the Company has the obligation to provide ongoing operational support to the unconsolidated VIEs, as needed.

On April 1, 2021, the Company launched five wholly-owned DCEs in collaboration with seven of its physician group partners. The following table summarizes the Company’s equity method investments (in thousands):

	December 31,
	2021	2020
Equity method investments(1)	$6,690	$8,502
Equity method liabilities - DCEs(2)	(6,380)	—

(1)
Included in Other assets, net in the consolidated balance sheets.
(2)
Included in Other liabilities in the consolidated balance sheets.

The combined summarized operating results of the Company’s DCEs for the year ended December 31, 2021, which are recognized as equity losses, are as follows (in thousands):

2021
Medical services revenue	$437,081
Medical services expense	(424,816)
Other medical expenses(1)	(12,219)
Net income (loss)(2)	(7,143)

(1)
For the year ended December 31, 2021, includes physician compensation expenses of $1.0 million.
(2)
Included in Other income (expense) in the consolidated statement of operations.

In the fourth quarter of 2021, the Company recognized equity losses of $8.9 million from its DCE investments due primarily to the DCEs recognizing the cumulative impact of a change in estimate of variable consideration expected to be received from CMMI of $13.3 million.

NOTE 18. Related Party Transactions

Significant Stockholders

Prior to the IPO, the Company maintained a consulting agreement with CD&R, for which it paid advisory consulting fees on a quarterly basis. For the years ended December 31, 2021, 2020, and 2019, the Company paid $0.8 million, $1.5 million, and $1.5 million, respectively, to CD&R in advisory consulting fees, in addition to certain expense reimbursements. These are recorded in general and administrative expense in the accompanying consolidated statements of operations. In connection with the IPO, the Company and CD&R terminated the consulting agreement, effective April 16, 2021. The Company was not charged a fee in connection with the termination of this agreement. As of December 31, 2020, the Company had an outstanding payable to CD&R of $0.4 million. There was no outstanding balance at December 31, 2021.

Morgan Stanley Investment Management, Inc. and Capital Research and Management Company advise funds that own in aggregate five percent or greater of the Company’s common stock. All funds affiliated with Morgan Stanley Investment Management, Inc. and Capital Research and Management Company are considered related parties. See Note 12 for details on the issuances of contingently redeemable common stock.

Unsecured Debt

See Note 10 for details on the issuance of unsecured debt to a fund affiliated with CD&R.

Equity Method Investments

For the years ended December 31, 2021, 2020, and 2019, the Company incurred expenses of $8.4 million, $6.7 million, and $5.7 million, respectively for provider services delivered by Population Health, LLC, which is accounted for under the equity method based on 49% equity ownership interest held by the Company. As of December 31, 2021 and 2020, the Company had an outstanding payable to Population Health, LLC of $1.0 million and $1.1 million, respectively.

For the year ended December 31, 2021, the Company paid expenses of $3.9 million on behalf of the DCEs, which costs are reflected as operating expenses of those entities. As of December 31, 2021, the Company had an outstanding receivable from the DCEs of $0.5 million.

NOTE 19. Discontinued Operations

Discontinued operations is a component of an entity that has either been disposed of or is deemed held-for-sale and, (i) the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

During 2020, the Company implemented a plan to divest its California operations, which included the entirety of its Medicaid line of business, via three separate transactions with different parties. In August 2020, the Company disposed of its Southern California operations for a gross sales price of $2.5 million and recognized a gain on sale of $1.3 million. In October 2020, the Company disposed of its Fresno, California operations for a gross sales price of $26.0 million and recognized a gain on sale of approximately $19.1 million. The Company retained the working capital of both disposal groups and therefore such working capital accounts are not presented as assets and liabilities related to discontinued operations in the consolidated balance sheets. In December 2020, the Company signed a definitive agreement to sell its remaining California operations for a gross sales price of $1.0 million. The sale closed in February 2021.

The Company’s decision to exit California and the Medicaid line of business represents a strategic shift that will have a major effect on its operations and financial results. As such, the Company’s California operations are reflected in the consolidated financial statements as discontinued operations. Net income (loss) from discontinued operations for the year ended December 31, 2020 includes $3.7 million of severance related to the sale of the Company’s California operations.

The following is a summary of the assets and liabilities related to discontinued operations (in thousands):

December 31,
2020
ASSETS
Current assets:
Cash and cash equivalents	$3,917
Receivables	908
Total assets	$4,825
LIABILITIES
Current liabilities:
Medical claims and related payables	$1,293
Accounts payable and accrued expenses	2,389
Total current liabilities	3,682
Net assets	$1,143

The results of discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues:
Medical services revenue	$6,408	$155,108	$209,799
Other operating revenue	36	188	127
Total revenues	6,444	155,296	209,926
Expenses:
Medical services expense	(865)	84,189	123,850
Other medical expenses	2,739	57,546	79,423
General and administrative	5,919	30,341	47,413
Depreciation and amortization	126	568	29,160
Impairments (recoveries)	—	—	98,343
Income (loss) from operations	(1,475)	(17,348)	(168,263)
Other income (expense), net	(1,851)	(2,351)	(15,177)
Gain (loss) on sales of assets, net	473	20,401	—
Interest expense	(137)	(350)	(1,011)
Income (loss) before income taxes and noncontrolling interests	(2,990)	352	(184,451)
Income tax benefit (expense)	1,687	2,804	16,166
Net income (loss) from discontinued operations	(1,303)	3,156	(168,285)
Noncontrolling interests' share of earnings	—	—	152
Net income (loss) from discontinued operations attributable to common shares	$(1,303)	$3,156	$(168,133)

The following table provides significant non-cash operating items for discontinued operations that are included in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Non-cash operating activities from discontinued operations:
Depreciation and amortization	$126	$568	$29,160
Stock-based compensation expense	—	217	829
Deferred income taxes and uncertain tax positions	(1,697)	(2,809)	(16,177)
Release of indemnification assets	1,705	3,475	19,219
Impairments	—	—	98,343
Other non-cash items	—	(1,212)	(4,042)

Intangible Assets

Due to the continued deterioration in the performance of the California reporting unit, in the fourth quarter of 2019, the Company initiated a process to evaluate strategic alternatives for its California operations, including a sale or abandonment of all or substantially all of such operations. The Company therefore performed an assessment of the long-lived assets in the California reporting unit for impairment and determined that the carrying value of certain of those assets was not recoverable. Accordingly, the Company wrote-down such assets to fair value, resulting in the recognition of a $98.3 million impairment charge in discontinued operations for the year ended December 31, 2019.

To estimate the fair value, the Company considered both an orderly liquidation approach and an income approach. An orderly liquidation value is the amount that could be realized from a liquidation sale, given a reasonable period of time to find a purchaser (or purchasers), selling the asset in the existing condition where it is located, and assuming the highest and best use of the asset by market participants. The Company’s valuation includes inputs that are unobservable and are therefore considered Level 3 inputs in the fair value hierarchy.

Included in amortization expense for the year ended December 31, 2019 is additional amortization of $21.4 million due to a reduction in the useful life of an intangible asset that the Company ceased using in 2019.

Indemnification Assets

Indemnification assets have been established to offset certain pre-closing liabilities for which the prior owners of some of the Company’s California subsidiaries are obligated to indemnify the Company. The Company deems the amounts receivable under the indemnification agreements to be fully collectible should indemnification claims arise and, as such, a valuation allowance is not deemed necessary. During the years ended December 31, 2021, 2020 and 2019, the Company released $1.7 million, $2.8 million, and $19.2 million, respectively, of indemnification assets in discontinued operations in the consolidated statements of operations as the corresponding pre-closing liabilities were released as a result of closing certain tax years (see below).

Unrecognized Tax Benefits

As of December 31, 2021, the Company has recorded a liability for unrecognized tax benefits of $2.1 million, inclusive of accrued interest and penalties on unrecognized tax benefits. The liability, if reversed, would result in a tax benefit attributable to discontinued operations. During the year ended December 31, 2021, due to expiration of the 2016 U.S. federal statute of limitations, the Company reversed $5.6 million of tax liability, $1.1 million of accrued interest and $1.1 million of accrued penalties on unrecognized tax benefits and realized a tax benefit of $1.8 million attributable to discontinued operations.

As of December 31, 2020, the Company has recorded a liability for unrecognized tax benefits of $10.0 million, inclusive of accrued interest and penalties on unrecognized tax benefits. The liability, if reversed, would result in a tax benefit attributable to continuing operations. During the year ended December 31, 2020, due to expiration of the 2015 state statute of limitations, the Company reversed $2.9 million of tax liability, $0.6 million of accrued interest and $0.6 million of accrued penalties on unrecognized tax benefits and realized a tax benefit of $4.1 million attributable to discontinued operations. The tax benefit from the statute expiration was offset by $0.6 million, $0.6 million, and $0.1 million of additional accruals for taxes, interest, and penalties, respectively, on uncertain tax positions during 2020 resulting in a net tax benefit of $2.8 million.

As of December 31, 2019, the Company has recorded a liability for unrecognized tax benefits of $12.8 million, inclusive of accrued interest and penalties on unrecognized tax benefits. The liability, if reversed, would result in a tax benefit attributable to discontinued operations. During the year ended December 31, 2019, due to expiration of the 2015 U.S. federal and 2014 state statute of limitations, the Company reversed $12.6 million of tax liability, $1.0 million of accrued interest and $2.5 million of accrued penalties on unrecognized tax benefits and realized a tax benefit of $16.2 million attributable to discontinued operations.

Schedule I: Condensed Financial Information Of Registrant

agilon health, inc.

(Parent Company Only)

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2021	2020
ASSETS
Prepaid expenses and other current assets, net	$481	$—
Total current assets	481	—
Investment in wholly owned subsidiary	1,015,564	24,770
Loans receivable	76,614	—
Total assets	$1,092,659	$24,770
LIABILITIES, CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Other liabilities	$763	$—

Contingently redeemable common stock, $0.01 par value: 76,201 shares issued and outstanding at December 31, 2020	—	309,500
Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 and 500,000 shares authorized; 400,095 and 249,374 shares issued and outstanding, respectively	4,001	2,494
Additional paid-in capital	2,045,572	263,966
Accumulated deficit	(957,677)	(551,190)
Total stockholders' equity (deficit)	1,091,896	(284,730)
Total liabilities, contingently redeemable common stock and stockholders’ equity (deficit)	$1,092,659	$24,770

See accompanying Notes to the Condensed Financial Statements.

agilon health, inc.

(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Equity in net income (loss) of subsidiary	$(406,936)	$(60,052)	$(282,588)
Interest income	449	—	—
Net income (loss) attributable to common shares	$(406,487)	$(60,052)	$(282,588)

See accompanying Notes to the Condensed Financial Statements.

agilon health, inc.

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. Description of agilon health, inc.

agilon health, inc., formerly Agilon Health Topco, Inc., (“Parent”) was incorporated in Delaware and indirectly owns 100% of the equity interest in agilon health management, inc. (“agilon”). Parent has no significant operations or assets other than its indirect ownership of the equity of agilon. Accordingly, Parent is dependent upon distributions from agilon to fund its obligations. However, under the terms of the agreements governing agilon’s borrowings, agilon’s ability to pay dividends or lend to Parent is restricted. While certain exceptions to the paying of dividends or lending funds restrictions exist, these restrictions have resulted in the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of Parent’s subsidiaries exceeding 25% of the consolidated net assets of Parent and its subsidiaries. agilon has no obligation to pay dividends to Parent.

Condensed statements of cash flows have not been presented, as agilon health, inc. did not have any cash as of, or for the years ended December 31, 2021, 2020 and 2019; see Note 3 for issuance of common stock.

NOTE 2. Basis of Presentation

The accompanying condensed Parent-only financial statements include the amounts of Parent and its investment in agilon under the equity method, and do not present the financial statements of Parent and agilon on a consolidated basis. Under the equity method, Parent’s investment in agilon is stated at cost plus contributions and equity in undistributed income (loss) of agilon less distributions received since the date of acquisition.

These condensed Parent-only financial statements have been prepared using the same accounting principles and policies described in the notes to the agilon health, inc. consolidated financial statements, with the only exception being that Parent accounts for its subsidiaries using the equity method. These condensed Parent-only financial statements should be read in conjunction with the agilon health, inc. consolidated financial statements and their accompanying notes.

NOTE 3. Equity

A discussion of Parent’s contingently redeemable common stock and stockholders’ equity activities for the years ended December 31, 2021, 2020 and 2019 can be found in Note 12 in “Notes to the Consolidated Financial Statements” of the consolidated financial statements of agilon health, inc.

There were no cash dividends paid to Parent from agilon’s consolidated subsidiaries for the years ended December 31, 2021, 2020 and 2019.

Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of non-cash financing activities:
Reclassification of contingently redeemable common stock in connection with IPO	309,500	—	—
Issuance of common stock under partner physician group equity agreements upon IPO	268,467	—	—
Non-cash investment in unconsolidated subsidiaries	763	—	—
Settlement of stock-based liabilities	—	1,500	5,000

NOTE 4. Stock Incentive Plan

A discussion of Parent’s Stock Incentive Plan for the years ended December 31, 2021, 2020 and 2019 can be found in Note 13 in the section, “Notes to the Consolidated Financial Statements” of the consolidated financial statements of agilon health, inc.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of December 31, 2021, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting. There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our fourth quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2021.

Limitations on the Effectiveness of Controls. Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud have been prevented or that all control issues and instances of fraud, if any, have been detected.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

We have adopted a Code of Conduct and a Code of Financial Ethics that apply to all of our directors and employees, including our Chief Executive Officer and all senior financial officers, including our principal financial officer, and principal accounting officer. Current copies of our Code of Conduct and Code of Financial Ethics are posted on our website at https://investors.agilonhealth.com/governance/governance-documents. In addition, waivers from, and amendments to, our Code of Conduct that apply to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, will be timely posted in the Investor Relations section of our website at www.agilonhealth.com.

The information required by this item will be included in our 2022 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this item will be included in our 2022 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our 2022 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2022 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

The information required by this item will be included in our 2022 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

Our consolidated financial statements are included in Part II, Item 8-Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

2. Financial Statement Schedules

The following Consolidated Financial Statements are included in Part II, Item 8- Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Schedule I—Registrant’s Condensed Financial Statements

3. Exhibits

The information called for by this paragraph is set forth in Item 15(b) below.

(b) The documents listed in the Exhibit Index of this Annual Report on Form 10-K are filed, furnished, or incorporated by reference in this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of agilon health (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed April 19, 2021).

3.2	Amended and Restated By-laws of agilon health (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed April 19, 2021).

4.1	Description of Securities Registered Pursuant to Section 12(b) of the Exchange Act.*

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

10.4

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

10.5

First Amendment to Credit Agreement, dated as of March 1, 2021, by and between agilon management, inc., and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1.1 to the Registration Statement on Form S-1 (Registration No. 333-254435) filed March 18, 2021).

10.6

Employment Agreement, dated as of May 4, 2020, by and among Steven J. Sell, agilon health and agilon management (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (Registration No. 333-254435) filed March 18, 2021).†

10.7

Employment Agreement, dated as of April 20, 2017, by and among Lisa Dombro, Agilon Health Holdings, Inc. and agilon management (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (Registration No. 333-254435) filed March 18, 2021).†

10.8

First Amendment to Employment Agreement, dated as of July 1, 2020, by and among Lisa Dombro, Agilon Health Holdings, Inc. and agilon management (incorporated by reference to Exhibit 10.3.1 to the Registration Statement on Form S-1 (Registration No. 333-254435) filed March 18, 2021).†

10.9

Employment Agreement, dated as of December 5, 2019, by and between Benjamin Kornitzer and agilon management (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (Registration No. 333-254435) filed March 18, 2021).†

10.10

Amended and Restated agilon health Stock Incentive Plan, dated as of April 27, 2017 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (Registration No. 333-254435) filed March 18, 2021).†

10.11

Indemnification Agreement between agilon health and Steven J. Sell (and Schedule to Exhibit 10.8) (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (Registration No. 333-254435) filed March 18, 2021).†

10.12	agilon health Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.13	agilon health 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.14	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.15	Form of Employee Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.16	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.17	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

21.1	List of Subsidiaries of agilon health as of February 15, 2022.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by Steven J. Sell, agilon’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Timothy Bensley, agilon’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Steven J. Sell, agilon’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Timothy Bensley, agilon’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

* Filed herewith.

** Previously filed.

† Identifies each management contract or compensatory plan or arrangement.

(c)

None.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 3, 2022

agilon health, inc. (Registrant)

/s/ STEVEN J. SELL
Steven J. Sell, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN J. SELL	Chief Executive Officer and President	March 3, 2022
Steven J. Sell	(Principal Executive Officer), Director

/s/ TIMOTHY S. BENSLEY	Executive Vice President and Chief Financial Officer	March 3, 2022
Timothy S. Bensley	(Principal Financial Officer)

/s/ GLENN W. SOBOTKA	Chief Accounting Officer	March 3, 2022
Glenn W. Sobotka	(Principal Accounting Officer)

/s/ RONALD A. WILLIAMS	Chairman of the Board	March 3, 2022
Ronald A. Williams

/s/ RAVI SACHDEV	Vice Chairman of the Board	March 3, 2022
Ravi Sachdev

/s/ MICHELLE A. GOURDINE, M.D.	Director	March 3, 2022
Michelle A. Gourdine, M.D.

/s/ SHARAD MANSUKANI, M.D.	Director	March 3, 2022
Sharad Mansukani, M.D.

/s/ CLAY RICHARDS	Director	March 3, 2022
Clay Richards

/s/ RICHARD J. SCHNALL	Director	March 3, 2022
Richard J. Schnall

/s/ MICHAEL L. SMITH	Director	March 3, 2022
Michael L. Smith

/s/ DEREK L. STRUM	Director	March 3, 2022
Derek L. Strum

/s/ WILLIAM WULF, M.D.	Director	March 3, 2022
William Wulf, M.D.

/s/ KAREN MCLOUGHLIN	Director	March 3, 2022
Karen McLoughlin