Form 10-Q
period 2022-03-31
agilon health, inc.
filed 2022-05-05
CIK 1831097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-40332

agilon health, inc.

(Exact name of registrant as specified in its charter)

Delaware	37-1915147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6210 E Hwy 290, Suite 450

Austin, TX 78723

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

At April 30, 2022, there were 406,730,863 shares of the registrant’s $0.01 par value common stock outstanding.

agilon health, inc.

agilon health, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,021,754	$1,040,039
Restricted cash and equivalents	14,470	14,781
Receivables, net	571,869	293,407
Prepaid expenses and other current assets, net	19,847	18,968
Total current assets	1,627,940	1,367,195
Property and equipment, net	12,526	9,161
Intangible assets, net	53,709	55,398
Goodwill	41,540	41,540
Other assets, net	119,496	112,958
Total assets	$1,855,211	$1,586,252
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Medical claims and related payables	$472,323	$239,014
Accounts payable and accrued expenses	133,138	112,946
Current portion of long-term debt	5,000	5,000
Total current liabilities	610,461	356,960
Long-term debt, net of current portion	42,172	43,401
Other liabilities	91,101	94,295
Total liabilities	743,734	494,656

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 405,727 and 400,095 shares issued and outstanding, respectively	4,057	4,001
Additional paid-in capital	2,064,242	2,045,572
Accumulated deficit	(956,447)	(957,677)
Total agilon health, inc. stockholders' equity (deficit)	1,111,852	1,091,896
Noncontrolling interests	(375)	(300)
Total stockholders’ equity (deficit)	1,111,477	1,091,596
Total liabilities and stockholders’ equity (deficit)	$1,855,211	$1,586,252

The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as agilon health, inc., together with its consolidated subsidiaries and variable interest entities (the “Company”), is the primary beneficiary of these VIEs. The condensed consolidated balance sheets include total assets that can only be used to settle obligations of the Company’s consolidated VIEs totaling $712.6 million and $420.5 million as of March 31, 2022 and December 31, 2021, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $535.9 million and $282.0 million as of March 31, 2022 and December 31, 2021, respectively. See Note 13 for additional details.

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Medical services revenue	$652,423	$412,412
Other operating revenue	1,022	692
Total revenues	653,445	413,104
Expenses:
Medical services expense	566,208	360,354
Other medical expenses	44,773	23,661
General and administrative (including noncash stock-based compensation expense of $3,970 and $1,472, respectively)	39,834	37,777
Depreciation and amortization	3,373	3,427
Total expenses	654,188	425,219
Income (loss) from operations	(743)	(12,115)
Other income (expense):
Other income (expense), net	2,269	1,336
Interest expense	(871)	(2,941)
Income (loss) before income taxes	655	(13,720)
Income tax benefit (expense)	71	(16)
Income (loss) from continuing operations	726	(13,736)
Discontinued operations:
Income (loss) before income taxes	429	(1,351)
Income tax benefit (expense)	—	(64)
Total discontinued operations	429	(1,415)
Net income (loss)	1,155	(15,151)
Noncontrolling interests’ share in (earnings) loss	75	73
Net income (loss) attributable to common shares	$1,230	$(15,078)

Net income (loss) per common share, basic and diluted
Continuing operations	$—	$(0.04)
Discontinued operations	$—	$(0.01)
Weighted average shares outstanding
Basic	401,964	325,659
Diluted	424,065	325,659

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

For the three months ended March 31, 2022:

	Total Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Interest	(Deficit)
January 1, 2022	400,095	$4,001	$2,045,572	$(957,677)	$(300)	$1,091,596
Net income (loss)	—	—	—	1,230	(75)	1,155
Exercise of stock options and other, net	5,632	56	14,700	—	—	14,756
Stock-based compensation expense	—	—	3,970	—	—	3,970
March 31, 2022	405,727	$4,057	$2,064,242	$(956,447)	$(375)	$1,111,477

For the three months ended March 31, 2021:

	Contingently Redeemable Common Stock		Total Stockholders’ Equity
			Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	(Deficit)
January 1, 2021	76,201	$309,500	249,374	$2,494	$263,966	$(551,190)	$—	$(284,730)
Net income (loss)	—	—	—	—	—	(15,078)	(73)	(15,151)
Exercise of stock options and other, net	—	—	100	—	165	—	—	165
Stock-based compensation expense	—	—	—	—	1,472	—	—	1,472
March 31, 2021	76,201	$309,500	249,474	$2,494	$265,603	$(566,268)	$(73)	$(298,244)

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,155	$(15,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,373	3,481
Stock-based compensation expense	3,970	1,472
Loss on debt extinguishment	—	1,186
Loss (income) from equity method investments	(2,033)	3
Other noncash items	556	1,763
Changes in operating assets and liabilities	(30,254)	(33,582)
Net cash provided by (used in) operating activities	(23,233)	(40,828)
Cash flows from investing activities:
Purchase of property and equipment, net	(4,049)	(178)
Purchase of intangible assets	(1,000)	(3,986)
Investment in loans receivable and other	(4,503)	(1,204)
Proceeds from repayment of loans receivable and other	183	—
Proceeds from sale of business and property, net of cash divested	500	(3,706)
Net cash provided by (used in) investing activities	(8,869)	(9,074)
Cash flows from financing activities:
Proceeds from exercise of stock options	14,756	165
Proceeds from the issuance of long-term debt	—	100,000
Repayments of long-term debt	(1,250)	(68,649)
Debt issuance costs	—	(1,218)
Net cash provided by (used in) financing activities	13,506	30,298
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	(18,596)	(19,604)
Cash, cash equivalents and restricted cash and equivalents from continuing operations, beginning of period	1,054,820	135,178
Cash, cash equivalents and restricted cash and equivalents from discontinued operations, beginning of period	—	3,917
Cash, cash equivalents and restricted cash and equivalents, beginning of period	1,054,820	139,095
Cash, cash equivalents and restricted cash and equivalents, end of period	$1,036,224	$119,491

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Business

Description of Business

agilon health, inc., through its partnerships and platform, provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. As of March 31, 2022, the Company, through its contracted physician networks, provided care to approximately 250,300 Medicare Advantage members enrolled with private health plans. Beginning January 1, 2022, the Company expanded its operations into: (i) Syracuse, New York, (ii) Grand Rapids and Traverse City, Michigan; (iii) Pinehurst, North Carolina; and (iii) Longview and Texarkana, Texas, along with additional partnerships in the Company’s existing Ohio markets. Beginning January 1, 2022, the Company also began operating three additional Direct Contracting Entities (“DCE”) that, in collaboration with four of its physician group partners, are participating in the Center for Medicare & Medicaid Services Innovation Center’s Direct Contracting Model, which is being redesigned and renamed the Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) beginning in 2023.

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

The condensed consolidated financial statements include the accounts of agilon health, inc., its wholly-owned subsidiaries, and both joint ventures and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments unless otherwise indicated), which the Company considers necessary to present fairly its financial position, results of operations, and cash flows, have been included. Operating results for the three months ended March 31, 2022, including the impact of COVID-19, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Goodwill and Amortizable Intangible Assets

As of both March 31, 2022 and December 31, 2021, goodwill of $39.0 million was allocated to the Company’s Hawaii reporting unit, which had a negative carrying value.

As of March 31, 2022 and December 31, 2021, the Company’s gross carrying amount of amortizable intangible assets was $109.7 million and $108.7 million, with accumulated amortization of $56.0 million and $53.3 million, respectively. For the three months ended March 31, 2022 and 2021, the Company recognized $2.7 million and $2.8 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Property and Equipment

As of March 31, 2022 and December 31, 2021, the Company’s gross carrying amount of property and equipment was $21.4 million and $17.4 million, with accumulated depreciation of $8.9 million and $8.2 million, respectively. For the three months ended March 31, 2022 and 2021, the Company recognized $0.7 million and $0.6 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the condensed consolidated statement of operations.

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

NOTE 3. Revenue, Receivables, and Concentration of Credit Risk

Medical Services Revenue

Medical services revenue consists of capitation fees under contracts with various Medicare Advantage payors (“payors”). Under the typical capitation arrangement, the Company is entitled to monthly per-member, per-month (“PMPM”) fees to provide a defined range of healthcare services for Medicare Advantage health plan members (“members”) attributed to the Company’s contracted primary care physicians. PMPM fees are determined as a percent of the premium payors receive from the Centers for Medicare & Medicaid Services’ (“CMS”) for these members. The Company generally accepts full financial risk for members attributed to its contracted primary care physicians and therefore is responsible for the cost of all healthcare services required by those members. Fees are generally recorded gross in revenue because the Company is acting as a principal in coordinating and controlling the range of services provided (other than clinical decisions) under its capitation contracts with payors. Capitation contracts with payors are generally multi-year arrangements and have a single performance obligation that constitutes a series, as defined by Accounting Standards Codification ("ASC") 606, Revenue From Contracts With Customers, to stand ready on a monthly basis to provide all aspects of necessary medical care to members for the contracted period. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term.

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

Revenue from Medicare Advantage constitutes substantially all of the Company’s total revenue, accounting for nearly 100% of the Company’s total revenues for the three months ended March 31, 2022 and 2021.

The following table provides the Company’s revenue concentration with respect to major payors as a percentage of the Company’s total revenues:

	Three Months Ended March 31,
	2022	2021
Payor A	25%	28%
Payor B	19%	21%
Payor C	14%	12%
Payor D	*	10%

* Less than 10% of total revenues.

The following table provides the Company’s concentration of credit risk with respect to major payors as a percentage of receivables, net:

	March 31, 2022	December 31, 2021
Payor A	14%	18%
Payor B	21%	21%
Payor C	15%	14%
Payor D	12%	12%

NOTE 4. Other Assets, net

The following table summarizes the Company’s other assets, net (in thousands):

	March 31, 2022	December 31, 2021
Loans to physician partners	$78,686	$76,821
Indemnification assets	2,117	2,107
Health plan deposits	11,728	11,523
Equity method investments(1)	11,236	6,690
Right-of-use assets	12,042	11,739
Other	3,687	4,078
	$119,496	$112,958

(1)
See Note 13 for additional discussion related to the Company's equity method investments.

Loans to Physician Partners

The Company provided loans to its physician partners in connection with taxes payable on shares distributed to them in connection with the initial public offering ("IPO"). These loans mature between 2026 and 2031 with nominal interest compounding annually and no prepayment penalties. Such loans are stated at the amount expected to be collected.

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

Each period, the Company re-examines previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period the claims are settled. The Company’s medical claims payable balance represents management’s best estimate of its liability for unpaid medical costs as of March 31, 2022 and December 31, 2021. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.

The following table presents the components of changes in medical claims and related payables (in thousands):

	March 31,
	2022	2021
Medical claims and related payables, beginning of the year	$239,014	$164,161
Components of incurred costs related to:
Current year	561,478	359,988
Prior years	4,730	366
Discontinued operations - current year	—	1,229
Discontinued operations - prior years	(85)	(591)
	566,123	360,992
Claims paid related to:
Current year	(167,526)	(112,968)
Prior years	(165,316)	(131,363)
Discontinued operations - current year	—	(298)
Discontinued operations - prior year	28	(3,540)
	(332,814)	(248,169)
Medical claims and related payables, end of the period	$472,323	$276,984

Medical claims and related payables presented in the periods above include immaterial balances related to claims liabilities associated with certain divested California businesses for which the Company has retained the liability for claims incurred prior to the date of divestiture.

NOTE 6. Other Liabilities

The following table summarizes the Company’s other liabilities (in thousands):

	March 31, 2022	December 31, 2021
Other long-term contingencies	$67,390	$71,344
Reserve for uncertain tax positions	2,117	2,107
Lease liabilities, long-term	8,268	7,904
Equity method liabilities – DCEs	7,234	6,380
Other	6,092	6,560
	$91,101	$94,295

As of March 31, 2022 and December 31, 2021, the Company’s accruals for contingent liabilities related to unasserted claims were $67.4 million and $71.3 million, respectively. The accrued amounts represent the Company’s estimate of probable losses in accordance with ASC Topic 450, Contingencies. The Company’s estimate of the range of reasonably possible losses in excess of such accruals was $0 to $37.3 million as of March 31, 2022.

See Note 13 for equity method liabilities related to the Company's DCE investments.

NOTE 7. Debt

On February 18, 2021, the Company executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021, the “Credit Facilities”). The Credit Facilities include: (i) a $100.0 million secured term loan (the “Secured Term Loan Facility”) and (ii) a $100.0 million senior secured revolving credit facility (the “Secured Revolving Facility”) with a capacity to issue standby letters of credit in certain circumstances up to a maximum of $80.0 million. Subject to specified conditions and receipt of commitments, the Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $50.0 million plus (ii) an additional amount determined in accordance with a formula tied to repayment of certain of the Company’s indebtedness. The proceeds from the Secured Term Loan Facility were used to refinance an aggregate of $68.6 million of outstanding indebtedness under the prior credit facility and unsecured debt, with the remaining $30.1 million of net proceeds used for working capital and other general corporate purposes. In connection with the refinance of the existing debt, the Company recognized $1.1 million of additional interest expense for the write-off of the related debt issuance costs. The Secured Term Loan Facility required, among other things, a mandatory prepayment of $50.0 million if gross proceeds from the IPO exceeded $1.0 billion. On April 26, 2021, the Company repaid $50.0 million of the Secured Term Loan Facility. The maturity date of the Credit Facilities is February 18, 2026, with mandatory periodic payments.

As of March 31, 2022, the Company had $47.5 million outstanding under the Secured Term Loan Facility and availability under the Secured Revolving Facility was $49.9 million, as the Company had outstanding letters of credit totaling $50.1 million, of which $26.5 million was for the Company's DCE investments. The standby letters of credit are automatically extended without amendment for one-year periods, unless the Company notifies the institution in advance of the expiration date that the letter will be terminated. No amounts have been drawn on the outstanding letters of credit as of March 31, 2022.

At the Company’s option, borrowings under the agreement, can be either: (i) LIBO Rate Loans or (ii) Base Rate Loans. LIBO Rate Loans bear interest at a rate equal to the sum of 4.00% (stepping down to 3.50% on and following October 1, 2023) and the higher of (a) LIBO, as defined in the credit agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 3.00% (stepping down to 2.50% on and following October 1, 2023) and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month LIBO rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, the Company pays a commitment fee on the unfunded 2021 Revolving Credit Facility amount of 0.50% (stepping down to 0.375% on and following October 1, 2023). The Company must also pay customary letter of credit fees. As of March 31, 2022, the weighted average effective interest rate on the Secured Term Loan Facility was 4.55%.

The Credit Facilities are guaranteed by certain of the Company’s subsidiaries, including those identified as VIEs, and contain customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios. Failure to meet any of these covenants could result in an event of default under the agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the agreement to be immediately due and payable. As of March 31, 2022, the Company was in compliance with all covenants under the Credit Facilities.

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

COVID-19

The Company continues to monitor and assess the estimated operating and financial impact of the COVID-19 pandemic, and as it evolves, the Company continues to process, assemble, and assess member utilization information. The COVID-19 pandemic continues to evolve and the ultimate impact on the Company's business, results of operations, financial condition and cash flows remains uncertain. During 2021 and the first quarter of 2022, overall care activity continued to increase, including a mix of temporary deferral of care activity and COVID-19 related care costs. These costs may be incurred at future points in time, and it is possible that the deferral of healthcare services, or the impact of the Company’s members (who are seniors typically with chronic conditions) being diagnosed with COVID-19, could cause additional health problems in its existing members, which could increase costs in the future. In future periods, care patterns may moderately exceed normal baselines as previously deferred care is obtained and acuity temporarily rises due to missed regular care. From time to time, health system capacity may be subject to possible increased volatility due to the pandemic. The Company cannot accurately estimate the net ultimate impact, positive or negative, to medical services expense at this time.

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

The Company believes that its cash resources, funds from the IPO in April 2021, borrowing capacity available under the Secured Revolving Facility, and cash flow generated from operations will continue to be sufficient to withstand the financial impact of the pandemic and will enable the Company to continue to support its operations, regulatory requirements, debt repayment obligations, and geography expansion for the foreseeable future.

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

The healthcare regulatory landscape is constantly changing. It is difficult to predict which final rules may be adopted and implemented by federal and state authorities, and if such final rules would result in any material adverse effect on the Company’s business, consolidated financial condition, results of operations, or cash flows. Management is unable to determine how any future government spending cuts will affect Medicare reimbursement. There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of healthcare that, if adopted, could have a material adverse effect on the Company’s condensed consolidated financial statements.

Compliance Requirements

In February 2018, the Company self-disclosed to the California Department of Managed Health Care (“DMHC”), the California Department of Health Care Services, and its affected payors certain noncompliant practices in the Company’s claims and utilization management. The Company submitted various reports in May, June, and August of 2018 and coordinated with the DMHC and certain of its payors to remediate noncompliant claims and utilization management practices and implement improvements through various corrective action plan (“CAPs”). On December 17, 2019, the Company completed substantial remediation of all known deficiencies identified by the DMHC’s audit findings. In February 2021, the Company completed divesting all of its California operations. On March 9, 2021, the Company received a set of investigative interrogatories from the DMHC pursuant to its investigation of conduct and matters described in the Company’s various reports. The interrogatories sought information concerning certain claims data and authorizations denied due to lack of medical necessity, including information regarding the health plans affected thereby. The Company responded timely to such interrogatories and provided requested information. Any adverse review, audit or investigation could result in, among other things: refunding of amounts the Company have been paid pursuant to its contracts; or the imposition of fines, penalties and other sanctions on the Company, or certain of its payors. While the Company does not expect the amount to be material, it is unable to predict the potential dollar value of recoupments or fines, penalties or other sanctions that may be imposed on the Company or the impacted payors related to the DMHC’s audit findings, if any. Per publicly available information, six out of the nine impacted payors have entered into letters of agreement with the DMHC whereby each of the payors have agreed to pay an administrative penalty related to the deficiencies. These penalties equal $0.2 million in the aggregate. At least one payor formally sought indemnification from the Company in the amount of $80,000 for penalties related to the DMHC audit findings. The Company is unable to predict the potential dollar value of claims or demands that could be asserted in the future, if any. While the Company has divested all of its California operations as of February 2021, for the Southern California and Fresno divestiture transactions the Company will continue to be responsible for any liabilities arising from the business which were incurred prior to the closing date of each transaction, including any fines, penalties and other sanctions relating to the DMHC matter described above, the payment of claims for medical services incurred prior to the effective date of each transaction, a liability for unrecognized tax benefits for which the Company is indemnified and other contingent liabilities that management currently believe are remote.

NOTE 9. Common Stock

Common Stock

As of March 31, 2022, the Company’s authorized capital stock consisted of 2.0 billion shares of common stock, par value $0.01 per share.

2022. During the three months ended March 31, 2022, the Company issued approximately 5.6 million shares of common stock primarily in connection with exercises and vesting of stock-based awards.

2021. During the three months ended March 31, 2021, the Company issued approximately 100,000 shares of common stock primarily in connection with exercises and vesting of stock-based awards.

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

The following table illustrates the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator
Income (loss) from continuing operations	$726	$(13,736)
Noncontrolling interests’ share in (earnings) loss from continuing operations	75	73
Net income (loss) attributable to common stockholders before discontinued operations	801	(13,663)
Income (loss) from discontinued operations	429	(1,415)
Net income (loss) attributable to common stockholders	$1,230	$(15,078)
Denominator
Weighted average shares outstanding – basic	401,964	325,659
Weighted average shares outstanding – diluted	424,065	325,659
Net income (loss) per share attributable to common stockholders
Net income (loss) per common share from continuing operations, basic and diluted	$—	$(0.04)
Net income (loss) per common share from discontinued operations, basic and diluted	$—	$(0.01)

Basic net income (loss) per share is the same as diluted net income (loss) per share for the three months ended March 31, 2021, as the inclusion of all potential common shares outstanding would have been antidilutive. The following table provides the weighted-average potential shares of common stock that were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options - service only condition	1,503	23,582
Equity awards - market and/or performance condition	909	17,830
Restricted stock units	89	110

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

During 2020, the Company implemented a plan to divest its California operations, which included the entirety of its Medicaid line of business, via three separate transactions with different parties. In August 2020, October 2020 and February 2021, the Company disposed of its Southern California operations, Fresno, California operations, and remaining California operations, respectively. The Company’s decision to exit California and the Medicaid line of business represented a strategic shift that had a major effect on its operations and financial results. As such, the Company’s California operations are reflected in the condensed consolidated financial statements as discontinued operations.

See Note 8 for additional details on the Company's investigative interrogatories from the DMHC.

The results of discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues:
Medical services revenue	$344	$3,847
Other operating revenue	—	23
Total revenues	344	3,870
Expenses:
Medical services expense	(85)	638
Other medical expenses	—	2,480
General and administrative	—	2,588
Depreciation and amortization	—	54
Income (loss) from operations	429	(1,890)
Other income (expense), net	—	48
Gain (loss) on sale of assets	—	491
Income (loss) before income taxes	429	(1,351)
Income tax benefit (expense)	—	(64)
Net income (loss) from discontinued operations	$429	$(1,415)

The following table provides significant non-cash operating items for discontinued operations that are included in the condensed consolidated statements of cash flows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Non-cash operating activities from discontinued operations:
Depreciation and amortization	$—	$54

NOTE 12. Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information:
Interest paid	$959	$1,921
Income taxes paid	3,098	16
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	1,178	689
Non-cash investment in unconsolidated subsidiaries	190	—

The following table summarizes cash, cash equivalents and restricted cash equivalents from continuing operations (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,021,754	$1,040,039
Restricted cash and equivalents(1)	14,470	14,781
Cash, cash equivalents and restricted cash equivalents	$1,036,224	$1,054,820

(1)
Restricted cash and equivalents primarily consist of amounts used as collateral to secure letters of credit that the Company is required to maintain pursuant to contracts with payors.

NOTE 13. Variable Interest Entities

Consolidated Variable Interest Entities

agilon health, inc.’s consolidated assets and liabilities as of March 31, 2022 and December 31, 2021 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to agilon health, inc.

agilon health, inc.’s consolidated assets and liabilities include VIE assets and liabilities as follows (in thousands):

	March 31, 2022	December 31, 2021
Assets(1)
Cash and cash equivalents	$124,303	$104,741
Restricted cash equivalents	13,210	13,210
Receivables, net	548,462	276,590
Prepaid expenses and other current assets, net	8,042	7,046
Property and equipment, net	1,516	1,147
Intangible assets, net	6,534	7,220
Other assets, net	10,536	10,580
Liabilities(1)
Medical claims and related payables	428,847	195,812
Accounts payable and accrued expenses	102,733	81,702
Other liabilities	4,338	4,521

(1)
Assets and liabilities of VIEs presented above include the assets and liabilities of the Company’s Independent Practice Associations in California, which are consolidated VIEs and whose operations are reflected in the condensed consolidated financial statements as discontinued operations.

Risk-bearing Entities. At March 31, 2022, the Company operates 18 wholly-owned risk-bearing entities (“RBEs”) for the purpose of entering into risk-bearing contracts with payors. Each RBE’s equity at risk is considered insufficient to finance its activities without additional support, and, therefore, each RBE is considered a VIE. The Company consolidates the RBEs as it has determined that it is the primary beneficiary because it has: (i) the ability to control the activities that most significantly impact the RBEs’ economic performance; and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the RBEs. Specifically, the Company has the unilateral ability and authority, through the RBE governance and management agreements, to make significant decisions about strategic and operating activities of the RBEs, including negotiating and entering into risk-bearing contracts with payors and approving the RBEs’ annual operating budgets. The Company also has the obligation to fund losses of the RBEs and the right to receive a significant percentage of any financial surplus generated by the RBEs. The assets of the RBEs primarily consist of cash and cash equivalents, receivables, net, intangible assets, net, and other assets, net; its obligations primarily consist of medical claims and related payables as well as operating expenses of the RBEs (accounts payable and accrued expenses), including incentive compensation obligations to the Company’s physician partners. On February 18, 2021, the Company executed the Credit Facilities, which are guaranteed by certain of the Company’s VIEs. Assets generated by the RBEs (primarily from medical services revenues) may be used, in certain limited circumstances, to settle the Company’s contractual debt obligations.

Unconsolidated Variable Interest Entities

As of March 31, 2022, the Company had 10 equity method investments (liabilities) that were deemed to be VIEs. The Company has determined that the activities that most significantly impact the performance of these VIEs consist of the allocation of resources to and other decisions related to clinical activities and provider contracting decisions. Because the Company does not have the ability to control these activities due to another party’s control of the VIEs’ board of directors, the Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs. The Company's maximum loss exposure as a result of the Company’s involvement with the VIEs cannot be quantified as the Company has the obligation to provide ongoing operational support to the unconsolidated VIEs, as needed.

Equity Method Investments

The following table summarizes the Company’s equity method investments (in thousands):

	March 31, 2022	December 31, 2021
Equity method investments - Other(1)	$8,180	$6,690
Equity method investments - DCEs(1)	3,056	—
Equity method liabilities - DCEs(2)	(7,234)	(6,380)

(1)
Included in Other assets, net in the consolidated balance sheets.
(2)
Included in Other liabilities in the consolidated balance sheets.

The Company is a partner in eight wholly-owned DCEs in collaboration with 12 of its physician group partners operating in 10 geographies. The combined summarized operating results of the Company’s DCEs are as follows (in thousands):

Three Months Ended March 31, 2022
Medical services revenue	$267,713
Medical services expense	(248,351)
Other medical expenses(1)	(12,644)
Net income (loss)(2)	2,012

(1)
For the three months ended March 31, 2022, includes physician incentive expenses of $6.2 million.
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

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q (the “Report”) that are not historical factual statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates,” or the negative versions of these words or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Report and include, without limitation, statements regarding our intentions, beliefs, assumptions, or current expectations concerning, among other things, our financial position, results of operations, cash flows, prospects, and growth strategies.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition, and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition, and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•
our history of net losses, and our ability to achieve or maintain profitability in an environment of increasing expenses;
•
our ability to identify and develop successful new geographies, physician partners, and health plan payors, or to execute upon our growth initiatives;
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
•
inaccuracies in the estimates and assumptions we use to project the size, revenue, or medical expense of our target market;
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
•
adverse determinations of tax matters;
•
security breaches, loss of data, or other disruptions to our data platforms;
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
•
we, our physician partners, or affiliates being subject to federal or state investigations, audits, and enforcement actions;
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
•
our ability to compete in our competitive industry; and
•
risks related to other factors discussed under “Risk Factors” in Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
•
Liquidity and Capital Resources
•
Critical Accounting Policies and Estimates
•
Recent Accounting Pronouncements

Overview and Recent Developments

Our business is transforming healthcare by empowering the primary care physician (“PCP”) to be the agent for change in the communities they serve. We believe that PCPs, with their intimate patient-physician relationships, are best positioned to drive meaningful change in quality, cost, and patient experience when provided with the right infrastructure and payment model. Through our combination of the agilon platform, a long-term partnership model with existing physician groups and a growing network of like-minded physicians, we are poised to revolutionize healthcare for seniors across communities throughout the United States. Our purpose-built model provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. Our model operates by forming RBEs within local geographies, that enter into arrangements with payors providing for monthly payments to manage the total healthcare needs of our physician partners’ attributed patients (or, global capitation arrangements), contract with agilon to perform certain functions, and enter into long-term professional service agreements with one or more anchor physician groups pursuant to which the anchor physician groups receive a base compensation rate and share in the savings from successfully improving quality of care and reducing costs.

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

Our platform, partnership, and network model enable our physician partners to be the quarterback for healthcare delivery in their community, and successfully operate a Medicare-centric, globally capitated line of business. This generates improving quality and cost outcomes, growing membership, and increasing medical margin per member, which we share with our physician partners pursuant to our long-term partnership model. We believe this continuous improvement in patient and physician engagement and experience leads to more PCPs joining our platform and ultimately improves the success of each physician partner on the platform. As our platform grows, we believe we will be able to leverage our scale to drive additional investment in our geographies to accelerate this flywheel for the benefit of our physician partners and their patients.

First Quarter 2022 Results:

•
Medicare Advantage members of approximately 250,300 as of March 31, 2022 increased 51% from March 31, 2021.
•
DCE attributed beneficiaries of approximately 91,800 as of March 31, 2022.
•
Total revenue of $653 million increased 58% from the first quarter of 2021.
•
Net income of $1 million, compared to a net loss of $15 million in the first quarter of 2021.
•
Medical Margin of $86 million, compared to $52 million in the first quarter of 2021.
•
Adjusted EBITDA of $12 million, compared to $4 million in the first quarter of 2021.

Membership Details

Medicare Advantage members increased 51% from March 31, 2021, which includes contributions from new geographies and growth within geographies existing prior to 2022. Total members live on the platform includes 250,300 Medicare Advantage members and 91,800 attributed Direct Contracting beneficiaries.

Average Medicare Advantage membership during the first quarter 2022 was approximately 248,000, an increase of 52% from March 31, 2021.

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

The COVID-19 pandemic continues to evolve and the ultimate impact on our business, results of operations, financial condition, and cash flows remains uncertain. During 2021, overall care activity continued to increase, including a mix of temporary deferral of care activity and COVID-19 related care costs. These costs may be incurred at future points in time and it is possible that the deferral of healthcare services, or the impact of our members (who are seniors typically with chronic conditions) being diagnosed with COVID-19, could cause additional health problems in our existing members, which could increase costs in the future. In future periods, care patterns may moderately exceed normal baselines as previously deferred care is obtained and acuity temporarily rises due to missed regular care. From time to time, health system capacity may be subject to possible increased volatility due to the pandemic. We cannot accurately estimate the net ultimate impact, positive or negative, to medical services expense at this time.

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

We monitor the following key financial and operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business (dollars in thousands):

	As of and For the
	Three Months Ended March 31,
	2022	2021	% Change
MA members	250,300	165,300	51
Medical services revenue	$652,423	$412,412	58
Medical margin	$86,215	$52,058	66
Platform support costs	$33,813	$28,408	19
Network contribution(1)	$41,622	$30,142	38
Adjusted EBITDA(1)	$12,029	$3,762	220

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

The following table presents our medical margin (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Medical services revenue	$652,423	$412,412
Medical services expense	(566,208)	(360,354)
Medical margin	$86,215	$52,058

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

The following table presents our network contribution (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Medical services revenue	$652,423	$412,412
Medical services expense	(566,208)	(360,354)
Other medical expenses—live geographies(1)	(44,593)	(21,916)
Network contribution	$41,622	$30,142

(1)
Represents physician compensation expense related to surplus sharing and other direct medical expenses incurred to improve care for our members in our live geographies. Excludes costs in geographies that are in implementation and are not yet generating revenue. For the three months ended March 31, 2022 and 2021, costs incurred in implementing geographies were $0.2 million and $1.8 million, respectively.

See “—Non-GAAP Financial Measures” for information regarding our use of network contribution and a reconciliation of income (loss) from operations to network contribution.

Platform Support Costs

Our platform support costs, which include regionally-based support personnel and other operating costs to support our geographies, are expected to decrease over time as a percentage of revenue as our physician partners add members and our revenue grows. Our operating expenses at the enterprise level include resources and technology to support payor contracting, clinical program development, quality, data management, finance, and legal functions.

The table below represents costs to support our live geographies and enterprise functions, which are included in general and administrative expenses (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Platform support costs	$33,813	$28,408
% of Revenue	5%	7%

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

Medical services revenue constitutes substantially all of our total revenue, accounting for approximately 100% of our total revenues for the three months ended March 31, 2022 and 2021.

Operating Expenses

Medical Services Expense

In each of our geographies, a network of physicians, hospitals, and other healthcare providers provide care to our members. Medical services expense represents costs incurred for medical services provided to our members. Our medical services expense trends primarily relate to changes in per visit costs incurred by our members, along with changes in health system and provider utilization of services. Medical services expenses are recognized in the period in which services are provided and include estimates of our obligations for medical services that have been rendered by third parties but for which claims have either not yet been received, processed, or paid.

Other Medical Expenses

Other medical expenses include: (i) partner physician compensation expense and (ii) other provider costs. Partner physician compensation expense represents obligations to our physician partners corresponding to a portion of the surplus generated in our geographies, which is a function of medical services revenues less the sum of medical services expenses, other provider costs, and market operating costs for the respective geography. Physician payment obligations are reconciled quarterly and settlement payments are typically issued to providers on an annual basis in arrears, with interim payments issued periodically. Other provider costs include payments to support physician-patient engagement, certain other medical costs, and other care management expenses that help to create medical cost efficiency. Other provider costs include costs incurred for geographies that are in implementation and are not yet generating revenue.

General and Administrative

General and administrative expenses consist of market-based support personnel and other operating costs to support our geographies, personnel and other operating costs to support our enterprise functions, and investments to support development and expansion of our physician partners. Our enterprise functions include salaries and related expenses, stock-based compensation (including shares issued under partner physician group equity agreements in connection with our IPO), operational support expenses, technology infrastructure, finance, and legal, as well as other costs associated with the continued growth of our platform. For the purposes of calculating physician partner incentive expense, we allocate a portion of our enterprise general and administrative expenses to our geographies.

General and administrative expenses also include severance, management fees paid to our majority shareholder prior to our IPO, and accruals for unasserted claims.

Depreciation and Amortization

Depreciation and amortization expenses are associated with our property and equipment and acquired intangible assets. Depreciation includes expenses associated with buildings, computer equipment and software, furniture and fixtures, and leasehold improvements. Amortization primarily includes expenses associated with acquired intangible assets.

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

Total Discontinued Operations

Total discontinued operations consist of the results of our California operations, which include the entirety of our Medicaid line of business. For certain of our California divestiture transactions, we continue to be responsible for any liabilities arising from the business that were incurred prior to the closing date of such transaction, including any fines, penalties, and other sanctions relating to the DMHC matter, the payment of claims for medical services incurred prior to the effective date of each transaction, a liability for unrecognized tax benefits for which we are indemnified, and other contingent liabilities that we currently believe are remote. For additional discussion, see Note 11 to the Consolidated Condensed Financial Statements.

Results of Operations

The following table summarizes key components of our results of operations (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues:
Medical services revenue	$652,423	$412,412
Other operating revenue	1,022	692
Total revenues	653,445	413,104
Expenses:
Medical services expense	566,208	360,354
Other medical expenses	44,773	23,661
General and administrative (including noncash stock-based compensation expense of $3,970 and $1,472, respectively)	39,834	37,777
Depreciation and amortization	3,373	3,427
Total expenses	654,188	425,219
Income (loss) from operations	(743)	(12,115)
Other income (expense):
Other income (expense), net	2,269	1,336
Interest expense	(871)	(2,941)
Income (loss) before income taxes	655	(13,720)
Income tax benefit (expense)	71	(16)
Income (loss) from continuing operations	726	(13,736)
Discontinued operations:
Income (loss) from discontinued operations	429	(1,351)
Income tax benefit (expense)	—	(64)
Total discontinued operations	429	(1,415)
Net income (loss)	1,155	(15,151)
Noncontrolling interests’ share in earnings (loss)	75	73
Net income (loss) attributable to common shares	$1,230	$(15,078)

The following table summarizes our results of operations as a percentage of total revenues:

	Three Months Ended March 31,
	2022	2021
Revenues:
Medical services revenue	100%	100%
Other operating revenue	—	—
Total revenues	100	100
Expenses:
Medical services expense	87	87
Other medical expenses	7	6
General and administrative (including noncash stock-based compensation expense of less than 1%)	6	9
Depreciation and amortization	1	1
Total expenses	100	103
Income (loss) from operations	—	(3)
Other income (expense):
Other income (expense), net	—	—
Interest expense	—	(1)
Income (loss) before income taxes	—	(3)
Income tax benefit (expense)	—	—
Income (loss) from continuing operations	—	(3)
Discontinued operations:
Income (loss) from discontinued operations	—	—
Income tax benefit (expense)	—	—
Total discontinued operations	—	—
Net income (loss)	—	(4)
Noncontrolling interests’ share in earnings (loss)	—	—
Net income (loss) attributable to common shares	—%	(4)%

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Medical Services Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Medical services revenue	$652,423	$412,412	$240,011	58%
% of total revenues	100%	100%

Medical services revenue increased for the three months ended March 31, 2022 due primarily to growth in average membership of 52%, which was attributable to six new geographies that began to generate revenue in 2022 and growth in our existing geographies. The increase in medical services revenue for the three months ended March 31, 2022 was also driven, to a lesser extent, by an increase in PMPM capitation rates of 4%.

Medical Services Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Medical services expense	$566,208	$360,354	$205,854	57%
% of total revenues	87%	87%

Medical services expense increased for the three months ended March 31, 2022 due primarily to growth in average membership of 52%, which was attributable to six new geographies that became operational in 2022 and growth in our existing geographies. The increase in medical services expense for the three months ended March 31, 2022 was also driven, to a lesser extent, by an increase in average medical services expense per member of 3%.

Other Medical Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Other medical expenses	$44,773	$23,661	$21,112	89%
% of total revenues	7%	6%

Other medical expenses increased by $21.1 million, or 89%, for the three months ended March 31, 2022 compared to 2021. Partner physician incentive expense increased by $16.4 million to $27.4 million in 2022 compared to $11.0 million in 2021. Other provider costs increased by $4.7 million to $17.4 million in 2022 compared to $12.7 million in 2021, resulting from the increase in the number of geographies and members on our platform. Other provider costs for the three months ended March 31, 2022 include $0.2 million of costs related to geographies that will become operational in January 2023, while other provider costs for the three months ended March 31, 2021 include $1.8 million of costs related to geographies that became operational in 2022.

General and Administrative

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
General and administrative	$39,834	$37,777	$2,057	5%
% of total revenues	6%	9%

General and administrative expenses increased $2.1 million, or 5%, for the three months ended March 31, 2022 compared to 2021. Operating costs to support our live geographies and enterprise functions (platform support costs) increased by $5.4 million to $33.8 million in 2022 compared to $28.4 million in 2021 due primarily to growth in operating costs incurred to support geographies that became operational in 2022. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased to 5% for the three months ended March 31, 2022 compared to 7% for the same period in 2021. Investments to support geography entry increased to $3.8 million in 2022, compared to $3.2 million in 2021, due to increased costs associated with our geographies that become operational in the following calendar year. In aggregate, costs incurred for severance, stock-based compensation, fees paid to our majority shareholder, and accruals for unasserted claims and contingent liabilities decreased by $3.9 million primarily as a result of a reduction in reserves for certain contingent liabilities.

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

Adjusted EBITDA is not considered a measure of financial performance under GAAP, and the items excluded therefrom are significant components in understanding and assessing our financial performance. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as an alternative to such GAAP measures as net income (loss), cash flows provided by or used in operating, investing, or financing activities or other financial statement data presented in our consolidated financial statements as an indicator of financial performance or liquidity. Some of these limitations are:

•
Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
•
Adjusted EBITDA does not reflect interest expense or the requirements necessary to service interest or principal payments on debt;
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

The following table sets forth a reconciliation of income (loss) from operations to network contribution using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Income (loss) from operations	$(743)	$(12,115)
Other operating revenue	(1,022)	(692)
Other medical expenses	44,773	23,661
Other medical expenses—live geographies(1)	(44,593)	(21,916)
General and administrative	39,834	37,777
Depreciation and amortization	3,373	3,427
Network contribution	$41,622	$30,142

(1)
Represents physician compensation expense related to surplus sharing and other direct medical expenses incurred to improve care for our members in our live geographies. Excludes costs in geographies that are in implementation and are not yet generating revenue. For the three months ended March 31, 2022 and 2021, costs incurred in implementing geographies were $0.2 million and $1.8 million, respectively.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$1,155	$(15,151)
(Income) loss from discontinued operations, net of income taxes	(429)	1,415
Interest expense	871	2,941
Income tax expense (benefit)	(71)	16
Depreciation and amortization	3,373	3,427
Geography entry costs(1)	3,984	4,967
Severance and related costs(2)	1,702	454
Management fees(3)	—	375
Stock-based compensation expense	3,970	1,472
EBITDA adjustments related to equity method investments	1,171	—
Other(4)	(3,697)	3,846
Adjusted EBITDA	$12,029	$3,762

(1)
Represents direct geography entry costs, including investments to develop and expand our platform and costs in geographies that are in implementation and are not yet generating revenue. For the three months ended March 31, 2022 and 2021, (i) $0.2 million and $1.8 million, respectively, are included in other medical expenses and (ii) $3.8 million and $3.2 million, respectively, are included in general and administrative expenses.
(2)
For the three months ended March 31, 2022, includes taxes and related costs on stock option exercises for departed executives of $1.2 million.
(3)
Represents management fees and other expenses paid to Clayton Dubilier & Rice, LLC (“CD&R”). In connection with our initial public offering, we terminated our consulting agreement with CD&R, effective April 16, 2021. We were not charged a fee in connection with the termination of this agreement.
(4)
Includes changes in non-cash accruals for unasserted claims and contingent liabilities.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from our capitation arrangements with payors, issuances of equity securities, and borrowings under credit agreements. We generally invest any excess cash in money market accounts, which are classified as cash equivalents. Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet the cash flow needs of our business operations, and attainment of a competitive return. As of March 31, 2022, we had cash and cash equivalents of $1.0 billion.

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

Our primary uses of cash include payments for medical claims and other medical expenses, general and administrative expenses, costs associated with the development of new geographies and expansion of existing geographies, debt service, and capital expenditures. Final reconciliation and receipt of amounts due from payors are typically settled in arrears, following completion of the contractual program year.

Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet the cash flow needs of our business operations, and attainment of a competitive return.

Based on our planned operations, we believe that our existing cash and cash equivalents, as well as available borrowing capacity under the credit facilities, will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future. We have based these estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we expect.

We may require additional financing in the future to fund working capital and pay our obligations. We may seek to raise any necessary additional capital through a combination of public or private equity offerings and/or debt financings. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us, if at all. If adequate funds are not available on acceptable terms when needed, we may be required to significantly reduce operating expenses, which may have a material adverse effect on our business, financial condition, cash flows, and results of operations. If we do raise additional capital through public or private equity, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

Our ability to pay dividends to holders of our common stock is significantly limited as a practical matter by our growth plans as well as our credit facilities insofar as we may seek to pay dividends out of funds made available to us by agilon health management, inc. (“agilon management”) or its subsidiaries because our credit facilities restrict agilon management’s ability to pay dividends or make loans to us. The borrower on our credit facilities is agilon management, our wholly-owned subsidiary. Our credit facilities are guaranteed by certain of our subsidiaries, including those identified as variable interest entities, and contain customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows. The following table sets forth changes in cash flows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Net cash provided by (used in) operating activities	$(23,233)	$(40,828)	$17,595
Net cash provided by (used in) investing activities	(8,869)	(9,074)	205
Net cash provided by (used in) financing activities	13,506	30,298	(16,792)

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities was $23.2 million for the three months ended March 31, 2022 compared to $40.8 million for the three months ended March 31, 2021. The decrease in net cash used in operating activities was primarily a result of the increase in medical margin contributed from new and existing geographies, while general and administrative expenses declined as a percentage of revenue from 9% to 6% for the three months ended March 31, 2022.

Our cash flow from operations is dependent upon the number of members on our platform, the timing of settlements with payors, and the level of operating and general and administrative expenses necessary to operate and grow our business, among other factors.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities was $8.9 million for the three months ended March 31, 2022 compared to $9.1 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, we used $9.6 million to fund investments, including capital expenditures for our technology platform and loans we provided to our physician partner groups in connection with taxes payable on shares distributed to them upon completion of the IPO under the partner physician group equity agreements. During the three months ended March 31, 2021, we used $4.0 million for the acquisition of intangible assets and $3.7 million of cash was sold in the disposition of our remaining California operations.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $13.5 million for the three months ended March 31, 2022 compared to $30.3 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, we received net proceeds of $14.8 million from the exercise of stock options. In February 2021, we refinanced our existing debt with a $100.0 million term loan, receiving net proceeds of $30.1 million.

Debt Obligations

On February 18, 2021, we executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021, the “Credit Facilities”). The Credit Facilities include: (i) a $100.0 million senior secured term loan (the “Secured Term Loan Facility”) and (ii) a $100.0 million senior secured revolving credit facility (the “Secured Revolving Facility”) with a capacity to issue standby letters of credit in certain circumstances up to a maximum of $80.0 million. Subject to specified conditions and receipt of commitments, the Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $50.0 million plus (ii) an additional amount determined in accordance with a formula tied to repayment of certain of our indebtedness. The Secured Term Loan Facility requires, among other things, a mandatory prepayment of $50.0 million if gross proceeds from the IPO exceed $1.0 billion. On April 26, 2021, we repaid $50.0 million of the Secured Term Loan Facility. The maturity date of the Credit Facilities was extended to February 18, 2026, with mandatory periodic payments.

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

Equity

As of March 31, 2022, we had 405.7 million shares of common stock outstanding. See Note 9 to the Condensed Consolidated Financial Statements for additional information about our equity transactions.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our historical experience, known trends and events, and various other assumptions that we believe are reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies” and Note 2 to the Condensed Consolidated Financial Statements. There have been no significant changes to our critical accounting policies during 2022.

Recent Accounting Pronouncements

There are no new accounting standards that have been issued and we have not adopted that are material to us as of March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We do not use derivative financial instruments in the normal course of business or for speculative or trading purposes.

Our exposures to market risk for changes in interest expense relate primarily to the Credit Facilities. Indebtedness under the Credit Facilities is floating rate debt and is carried at amortized cost. Therefore, fluctuations in interest rates will impact our consolidated financial statements. A rising interest rate environment will increase the amount of interest paid on this debt. A hypothetical 100 basis point change in interest rates would impact our interest expense by less than $1.0 million for the three months ended March 31, 2022.

We held cash, cash equivalents and restricted cash equivalents of $1.0 billion as of March 31, 2022, consisting of bank deposits, certificates of deposits, and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash, cash equivalents, and restricted cash equivalents.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to the risk factors disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Employment Agreement, dated as of April 4, 2022, by and between Benjamin Shaker and agilon health, inc.†

10.2	Employment Agreement, dated as of March 31, 2022, by and between Girish Venkatachaliah and agilon health, inc.†

10.3	Separation Agreement and General Release, dated as of February 10, 2022, by and between Lisa Dombro and agilon health management, inc.†

10.4	Separation Agreement and General Release, dated as of March 18, 2022, by and between Theodore Halkias and agilon health management, inc.†

31.1	Certification by Steven J. Sell, agilon’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Timothy S. Bensley, agilon’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Steven J. Sell, agilon’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Timothy S. Bensley, agilon’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

* Filed herewith.

** Furnished herewith.

† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2022	agilon health, inc.

(Registrant)

/s/ TIMOTHY S. BENSLEY
Timothy S. Bensley
Chief Financial Officer
(Principal Financial Officer)