Form 10-Q
period 2022-09-30
agilon health, inc.
filed 2022-11-03
CIK 1831097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

At October 31, 2022, there were 411,854,786 shares of the registrant’s $0.01 par value common stock outstanding.

agilon health, inc.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021	5

	Condensed Consolidated Statements of Contingently Redeemable Common Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	8

	Notes to the Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 5.	Other Information	36

Item 6.	Exhibits	38

Signatures		39

agilon health, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$551,287	$1,040,039
Restricted cash and equivalents	13,192	14,781
Marketable securities	407,993	—
Receivables, net	637,731	293,407
Prepaid expenses and other current assets, net	24,067	18,968
Total current assets	1,634,270	1,367,195
Property and equipment, net	17,940	9,161
Intangible assets, net	60,602	55,398
Goodwill	41,540	41,540
Other assets, net	116,083	112,958
Total assets	$1,870,435	$1,586,252
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Medical claims and related payables	$490,840	$239,014
Accounts payable and accrued expenses	162,386	112,946
Current portion of long-term debt	5,000	5,000
Total current liabilities	658,226	356,960
Long-term debt, net of current portion	39,713	43,401
Other liabilities	87,207	94,295
Total liabilities	785,146	494,656

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 411,741 and 400,095 shares issued and outstanding, respectively	4,117	4,001
Additional paid-in capital	2,094,562	2,045,572
Accumulated deficit	(1,007,764)	(957,677)
Accumulated other comprehensive income (loss)	(5,098)	—
Total agilon health, inc. stockholders' equity (deficit)	1,085,817	1,091,896
Noncontrolling interests	(528)	(300)
Total stockholders’ equity (deficit)	1,085,289	1,091,596
Total liabilities and stockholders’ equity (deficit)	$1,870,435	$1,586,252

The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as agilon health, inc., together with its consolidated subsidiaries and variable interest entities (the “Company”), is the primary beneficiary of these VIEs. The condensed consolidated balance sheets include total assets that can only be used to settle obligations of the Company’s consolidated VIEs totaling $805.9 million and $420.5 million as of September 30, 2022 and December 31, 2021, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $587.8 million and $282.0 million as of September 30, 2022 and December 31, 2021, respectively. See Note 14 for additional details.

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Medical services revenue	$693,934	$457,646	$2,015,541	$1,367,736
Other operating revenue	924	967	2,896	2,937
Total revenues	694,858	458,613	2,018,437	1,370,673
Expenses:
Medical services expense	618,287	414,202	1,771,635	1,217,039
Other medical expenses	50,659	29,454	144,512	86,809
General and administrative (including noncash stock-based compensation expense of $7,907, $11,960, $18,430, and $287,980, respectively)	51,980	46,643	143,738	401,981
Depreciation and amortization	3,450	3,915	9,865	10,923
Total expenses	724,376	494,214	2,069,750	1,716,752
Income (loss) from operations	(29,518)	(35,601)	(51,313)	(346,079)
Other income (expense):
Other income (expense), net	574	(269)	9,840	4,034
Gain (loss) on lease terminations	—	—	(5,458)	—
Interest expense	(1,000)	(867)	(2,816)	(5,306)
Income (loss) before income taxes	(29,944)	(36,737)	(49,747)	(347,351)
Income tax benefit (expense)	(559)	(256)	(1,068)	(707)
Income (loss) from continuing operations	(30,503)	(36,993)	(50,815)	(348,058)
Discontinued operations:
Income (loss) before income taxes	(224)	1,117	526	(1,781)
Income tax benefit (expense)	(12)	(82)	(26)	(211)
Total discontinued operations	(236)	1,035	500	(1,992)
Net income (loss)	(30,739)	(35,958)	(50,315)	(350,050)
Noncontrolling interests’ share in (earnings) loss	71	115	228	284
Net income (loss) attributable to common shares	$(30,668)	$(35,843)	$(50,087)	$(349,766)

Net income (loss) per common share, basic and diluted
Continuing operations	$(0.07)	$(0.09)	$(0.12)	$(0.95)
Discontinued operations	$—	$—	$—	$(0.01)
Weighted average shares outstanding, basic and diluted	411,065	391,229	406,823	365,018

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(30,739)	$(35,958)	$(50,315)	$(350,050)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(5,611)	—	(5,098)	—
Total comprehensive income (loss)	(36,350)	(35,958)	(55,413)	(350,050)
Comprehensive (income) loss attributable to noncontrolling interests	71	115	228	284
Total comprehensive income (loss) attributable to agilon health, inc.	$(36,279)	$(35,843)	$(55,185)	$(349,766)

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

For the three months ended September 30, 2022:

	Total Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income (loss)	Interest	(Deficit)
July 1, 2022	408,204	$4,082	$2,076,329	$(977,096)	$513	$(457)	$1,103,371
Net income (loss)	—	—	—	(30,668)	—	(71)	(30,739)
Other comprehensive income (loss)	—	—	—	—	(5,611)	—	(5,611)
Exercise of stock options	3,390	33	10,356	—	—	—	10,389
Vesting of restricted stock units	149	2	(2)	—	—	—	—
Shares withheld related to net share settlement	(2)	—	(28)	—	—	—	(28)
Stock-based compensation expense	—	—	7,907	—	—	—	7,907
September 30, 2022	411,741	$4,117	$2,094,562	$(1,007,764)	$(5,098)	$(528)	$1,085,289

For the nine months ended September 30, 2022:

	Total Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income (loss)	Interest	(Deficit)
January 1, 2022	400,095	$4,001	$2,045,572	$(957,677)	$—	$(300)	$1,091,596
Net income (loss)	—	—	—	(50,087)	—	(228)	(50,315)
Other comprehensive income (loss)	—	—	—	—	(5,098)	—	(5,098)
Exercise of stock options	11,392	113	31,349	—	—	—	31,462
Vesting of restricted stock units	289	3	(3)	—	—	—	—
Shares withheld related to net share settlement	(35)	—	(786)	—	—	—	(786)
Stock-based compensation expense	—	—	18,430	—	—	—	18,430
September 30, 2022	411,741	$4,117	$2,094,562	$(1,007,764)	$(5,098)	$(528)	$1,085,289

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(50,315)	$(350,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,865	11,032
Stock-based compensation expense	18,430	287,980
Loss on debt extinguishment	—	1,590
Loss (income) from equity method investments	(3,473)	(2,080)
Other noncash items	4,261	(111)
Changes in operating assets and liabilities	(59,617)	(47,623)
Net cash provided by (used in) operating activities	(80,849)	(99,262)
Cash flows from investing activities:
Purchase of property and equipment, net	(11,937)	(3,164)
Purchase of intangible assets	(12,415)	(6,794)
Investment in loans receivable and other	(4,510)	(76,613)
Investments in marketable securities	(423,183)	—
Proceeds from sale of marketable securities and other	15,127	1,312
Proceeds from sale of business and property, net of cash divested	500	(2,644)
Net cash provided by (used in) investing activities	(436,418)	(87,903)
Cash flows from financing activities:
Proceeds from initial public offering	—	1,170,942
Proceeds from other equity issuances, net	30,676	1,606
Proceeds from the issuance of long-term debt	—	100,000
Repayments of long-term debt	(3,750)	(118,647)
Equity and debt issuance costs and other	—	(9,928)
Net cash provided by (used in) financing activities	26,926	1,143,973
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	(490,341)	956,808
Cash, cash equivalents and restricted cash and equivalents from continuing operations, beginning of period	1,054,820	135,178
Cash, cash equivalents and restricted cash and equivalents from discontinued operations, beginning of period	—	3,917
Cash, cash equivalents and restricted cash and equivalents, beginning of period	1,054,820	139,095
Cash, cash equivalents and restricted cash and equivalents, end of period	$564,479	$1,095,903

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Business

Description of Business

agilon health, inc., through its partnerships and platform, provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. As of September 30, 2022, the Company, through its contracted physician networks, provided care to approximately 266,600 Medicare Advantage members enrolled with private health plans. Beginning January 1, 2022, the Company expanded its operations into: (i) Syracuse, New York, (ii) Grand Rapids and Traverse City, Michigan; (iii) Pinehurst, North Carolina; and (iv) Longview and Texarkana, Texas, along with additional partnerships in the Company’s existing Ohio markets. Beginning January 1, 2022, the Company also began operating three additional Direct Contracting Entities (“DCE”) that, in collaboration with four of its physician group partners, are participating in the Center for Medicare & Medicaid Services Innovation Center’s Direct Contracting Model, which is being redesigned and renamed the Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model beginning in 2023.

See Note 14 for additional discussions related to the Company’s involvement with VIEs.

The Company’s largest shareholder is an investment fund associated with Clayton Dubilier & Rice, LLC (“CD&R”), a private equity firm headquartered in New York, New York. All funds affiliated with CD&R are considered related parties.

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.

The condensed consolidated financial statements include the accounts of agilon health, inc., its wholly-owned subsidiaries, and both joint ventures and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments unless otherwise indicated), which the Company considers necessary to present fairly its financial position, results of operations, and cash flows, have been included. Operating results for the three and nine months ended September 30, 2022, including the impact of COVID-19, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Goodwill and Amortizable Intangible Assets

As of both September 30, 2022 and December 31, 2021, goodwill of $39.0 million was allocated to the Company’s Hawaii reporting unit, which had a negative carrying value.

As of September 30, 2022 and December 31, 2021, the Company’s gross carrying amount of amortizable intangible assets was $121.2 million and $108.7 million, with accumulated amortization of $60.6 million and $53.3 million, respectively. For the three months ended September 30, 2022 and 2021, the Company recognized $2.1 million and $3.3 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the condensed consolidated statement of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized $7.2 million and $9.1 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Property and Equipment

As of September 30, 2022 and December 31, 2021, the Company’s gross carrying amount of property and equipment was $26.5 million and $17.4 million, with accumulated depreciation of $9.1 million and $8.2 million, respectively. For the three months ended September 30, 2022 and 2021, the Company recognized $1.4 million and $0.6 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the condensed consolidated statement of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized $2.7 million and $1.8 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the condensed consolidated statement of operations.

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

At each reporting period, the Company evaluates available-for-sale marketable securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluates the underlying credit quality and credit ratings of the issuers, and, if necessary, the expected cash flows of the financial instruments. When the Company determines that the decline in fair value of an investment is below the carrying value and this decline is other-than-temporary, the Company reduces the carrying value of the marketable security it holds and records a loss for the amount of such decline. As of September 30, 2022, the Company did not record any impairment related to other-than-temporary declines in the fair value of marketable securities.

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

Concentration

The Company contracts with various payors whereby the Company is entitled to monthly PMPM fees to provide a defined range of healthcare services for members attributed to its contracted primary care physicians. Substantially all of these PMPM fees are derived from the Medicare Advantage program, accounting for nearly 100% of the totals for the three and nine months ended September 30, 2022 and 2021. The Company generally accepts full financial risk for such members and therefore is responsible for the cost of all healthcare services required by them. Substantially all of the Company’s receivable balances are from a small number of payors.

The following table provides the Company’s revenue concentration with respect to major payors as a percentage of the Company’s total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Payor A	26%	26%	25%	26%
Payor B	19%	21%	19%	20%
Payor C	14%	15%	14%	16%
Payor D	*	11%	*	11%

* Less than 10% of total revenues.

The following table provides the Company’s concentration of credit risk with respect to major payors as a percentage of receivables, net:

	September 30, 2022	December 31, 2021
Payor A	13%	18%
Payor B	22%	21%
Payor C	10%	14%
Payor D	*	12%

* Less than 10% of total receivables.

NOTE 4. Marketable Securities and Fair Value Measurements

Marketable Securities

The following table summarizes the Company’s marketable securities (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Corporate debt securities	$252,662	$25	$(3,894)	$248,793
U.S. Treasury notes	150,479	114	(1,269)	149,324
Other	9,950	—	(74)	9,876
	$413,091	$139	$(5,237)	$407,993

The Company’s unrealized losses from marketable securities as of September 30, 2022 were caused primarily by interest rate increases and not by unfavorable changes in the credit quality associated with these securities that impacted the Company’s assessment on collectability of principal and interest. At September 30, 2022, the Company had $360.5 million marketable securities in an unrealized loss position for less than twelve months. The Company does not intend to sell marketable securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. Therefore, the Company believes these losses to be temporary. There was no allowance for credit losses on available-for-sale marketable securities at September 30, 2022.

Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, restricted cash equivalents, marketable securities, receivables, other liabilities, accounts payable, certain accrued expenses, and borrowings which consist of a term loan and a revolving credit facility. The carrying values of the financial instruments classified as current in the condensed consolidated balance sheets approximate their fair values due to their short-term maturities. The Company may be required, from time to time, to measure its loans to physician partner groups in connection with taxes payable on shares distributed to them upon completion of the IPO at fair value on a nonrecurring basis. Such measurements are classified within Level 2 of the fair value hierarchy. The carrying values of the term loan and revolving credit facility are a reasonable estimate of fair value because the interest rates on such borrowings approximate market rates as of the reporting date. Such borrowings are classified within Level 2 of the fair value hierarchy. During the nine months ended September 30, 2022 and 2021, there were no material transfers of financial assets or liabilities in or out of Level 3.

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

The table below summarizes the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$—	$248,793	$—
U.S. Treasury notes	149,324	—	—
Other	9,876	—	—
	$159,200	$248,793	$—

NOTE 5. Other Assets, net

The following table summarizes the Company’s other assets, net (in thousands):

	September 30, 2022	December 31, 2021
Loans to physician partners	$73,777	$76,821
Indemnification assets	2,142	2,107
Health plan deposits	11,728	11,523
Equity method investments(1)	11,843	6,690
Right-of-use lease assets	13,033	11,739
Other	3,560	4,078
	$116,083	$112,958

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

Each period, the Company re-examines previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period the claims are settled. The Company’s medical claims payable balance represents management’s best estimate of its liability for unpaid medical costs as of September 30, 2022 and 2021. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.

The following table presents the components of changes in medical claims and related payables (in thousands):

	September 30,
	2022	2021
Medical claims and related payables, beginning of the year	$239,014	$164,161
Components of incurred costs related to:
Current year	1,756,943	1,217,386
Prior years	14,692	(347)
Discontinued operations - current year	—	1,241
Discontinued operations - prior years	—	(2,000)
	1,771,635	1,216,280
Claims paid related to:
Current year	(1,283,242)	(939,588)
Prior years	(236,413)	(148,327)
Discontinued operations - current year	—	(1,241)
Discontinued operations - prior years	(154)	(3,164)
	(1,519,809)	(1,092,320)
Medical claims and related payables, end of the period	$490,840	$288,121

Medical claims and related payables presented in the periods above include immaterial balances related to claims liabilities associated with certain divested California businesses for which the Company has retained the liability for claims incurred prior to the date of divestiture.

NOTE 7. Other Liabilities

The following table summarizes the Company’s other liabilities (in thousands):

	September 30, 2022	December 31, 2021
Other long-term contingencies	$63,001	$71,344
Reserve for uncertain tax positions	2,142	2,107
Right-of-use lease liabilities, long-term	10,288	7,904
Equity method liabilities – DCEs	6,395	6,380
Other	5,381	6,560
	$87,207	$94,295

As of September 30, 2022 and December 31, 2021, the Company’s accruals for contingent liabilities related to unasserted claims were $63.0 million and $71.3 million, respectively. The accrued amounts represent the Company’s estimate of probable losses in accordance with ASC Topic 450, Contingencies. The Company’s estimate of the range of reasonably possible losses in excess of such accruals was $0 to $47.4 million as of September 30, 2022.

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

As of September 30, 2022, the Company had $45.0 million outstanding under the Secured Term Loan Facility and availability under the Secured Revolving Facility was $49.8 million, as the Company had outstanding letters of credit totaling $50.2 million, of which $26.5 million was for the Company's DCE investments. The standby letters of credit are automatically extended without amendment for one-year periods, unless the Company notifies the institution in advance of the expiration date that the letter will be terminated. No amounts have been drawn on the outstanding letters of credit as of September 30, 2022.

At the Company’s option, borrowings under the agreement can be either: (i) LIBO Rate Loans or (ii) Base Rate Loans. LIBO Rate Loans bear interest at a rate equal to the sum of 4.00% (stepping down to 3.50% on and following October 1, 2023) and the higher of (a) LIBO, as defined in the credit agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 3.00% (stepping down to 2.50% on and following October 1, 2023) and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month LIBO rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, the Company pays a commitment fee on the unfunded 2021 Revolving Credit Facility amount of 0.50% (stepping down to 0.375% on and following October 1, 2023). The Company must also pay customary letter of credit fees. As of September 30, 2022, the effective interest rate on the Secured Term Loan Facility was 7.145%.

The Credit Facilities are guaranteed by certain of the Company’s subsidiaries, including those identified as VIEs, and contain customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios. Failure to meet any of these covenants could result in an event of default under the agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the agreement to be immediately due and payable. As of September 30, 2022, the Company was in compliance with all covenants under the Credit Facilities.

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

COVID-19

The Company continues to monitor and assess the estimated operating and financial impact of the COVID-19 pandemic, which has not subsided. As the COVID-19 pandemic evolves, the Company continues to process, assemble, and assess member utilization information and the ultimate impact on the Company's business, results of operations, financial condition and cash flows remains uncertain. During 2021 and the first nine months of 2022, overall care activity continued to increase, including a mix of temporary deferral of care activity and COVID-19 related care costs. These costs may be incurred at future points in time, and it is possible that the deferral of healthcare services, or the impact of the Company’s members (who are seniors typically with chronic conditions) being diagnosed with COVID-19, could cause additional health problems in its existing members, which could increase costs in the future. In future periods, care patterns may moderately exceed normal baselines as previously deferred care is obtained and acuity temporarily rises due to missed regular care. From time to time, health system capacity may be subject to possible increased volatility due to the pandemic. The Company cannot accurately estimate the net ultimate impact, positive or negative, to medical services expense at this time.

Given the disruption caused by COVID-19, it is unclear whether the Company’s contracted physicians will be able to document the health conditions of members as comprehensively as they did in historical periods. Because risk adjustment factors in the current period are based on the preceding year’s diagnosed disease conditions, the Company’s revenue in future periods may be adversely impacted.

As the COVID-19 pandemic has not yet fully subsided, the ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 pandemic, new information that may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption. The ultimate impact of these matters to the Company and its financial condition cannot be reasonably estimated at this time.

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

Contractual Obligations

The Company’s capital commitments to physician partners to support physician partner expansion and related purposes increased by $79.9 million, to $136.7 million at September 30, 2022 when compared to December 31, 2021. There have been no other material changes, outside of the ordinary course of business and indebtedness (see Note 8), to the Company’s commitments during the nine months ended September 30, 2022.

NOTE 10. Common Stock

Common Stock

2022. During the nine months ended September 30, 2022, the Company issued approximately 11.6 million shares of common stock primarily in connection with exercises and vesting of stock-based awards.

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

The following table illustrates the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Income (loss) from continuing operations	$(30,503)	$(36,993)	$(50,815)	$(348,058)
Noncontrolling interests’ share in (earnings) loss from continuing operations	71	115	228	284
Net income (loss) attributable to common stockholders before discontinued operations	(30,432)	(36,878)	(50,587)	(347,774)
Income (loss) from discontinued operations	(236)	1,035	500	(1,992)
Net income (loss) attributable to common stockholders	$(30,668)	$(35,843)	$(50,087)	$(349,766)
Denominator
Weighted average shares outstanding, basic and diluted	411,065	391,229	406,823	365,018
Net income (loss) per share attributable to common stockholders
Net income (loss) per common share from continuing operations, basic and diluted	$(0.07)	$(0.09)	$(0.12)	$(0.95)
Net income (loss) per common share from discontinued operations, basic and diluted	$—	$—	$—	$(0.01)

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

	Nine Months Ended September 30,
	2022	2021
Stock options - service only condition	9,883	23,877
Equity awards - market and/or performance condition	10,591	16,575
Restricted stock units	1,908	885

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

The results of discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Medical services revenue	$1	$1,289	$512	$4,602
Other operating revenue	4	8	14	31
Total revenues	5	1,297	526	4,633
Expenses:
Medical services expense	229	(131)	—	(759)
Other medical expenses	—	5	—	2,496
General and administrative	—	302	—	5,044
Depreciation and amortization	—	22	—	109
Income (loss) from operations	(224)	1,099	526	(2,257)
Other income (expense), net	—	18	—	(15)
Gain (loss) on sale of assets	—	—	—	491
Income (loss) before income taxes	(224)	1,117	526	(1,781)
Income tax benefit (expense)	(12)	(82)	(26)	(211)
Net income (loss) from discontinued operations	$(236)	$1,035	$500	$(1,992)

The following table provides significant non-cash operating items for discontinued operations that are included in the condensed consolidated statements of cash flows (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Non-cash operating activities from discontinued operations:
Depreciation and amortization	$—	$109

NOTE 13. Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information:
Interest paid	$2,878	$3,853
Income taxes paid	4,223	1,738
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	7,288	3,908
Reclassification of contingently redeemable common stock in connection with IPO	—	309,500
Issuance of common stock under partner physician group equity agreements upon IPO	—	268,467
Offering costs accrued at end of period	—	295
Non-cash investment in unconsolidated subsidiaries	190	763

The following table summarizes cash, cash equivalents and restricted cash equivalents from continuing operations (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$551,287	$1,040,039
Restricted cash and equivalents(1)	13,192	14,781
Cash, cash equivalents and restricted cash equivalents	$564,479	$1,054,820

(1)
Restricted cash and equivalents primarily consist of amounts used as collateral to secure letters of credit that the Company is required to maintain pursuant to contracts with payors.

NOTE 14. Variable Interest Entities

Consolidated Variable Interest Entities

agilon health, inc.’s consolidated assets and liabilities as of September 30, 2022 and December 31, 2021 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to agilon health, inc.

agilon health, inc.’s consolidated assets and liabilities include VIE assets and liabilities as follows (in thousands):

	September 30, 2022	December 31, 2021
Assets(1)
Cash and cash equivalents	$138,833	$104,741
Restricted cash equivalents	10,610	13,210
Receivables, net	625,394	276,590
Prepaid expenses and other current assets, net	10,567	7,046
Property and equipment, net	1,465	1,147
Intangible assets, net	9,016	7,220
Other assets, net	10,032	10,580
Liabilities(1)
Medical claims and related payables	446,638	195,812
Accounts payable and accrued expenses	137,187	81,702
Other liabilities	3,980	4,521

(1)
Assets and liabilities of VIEs presented above include the assets and liabilities of the Company’s Independent Practice Associations in California, which are consolidated VIEs and whose operations are reflected in the condensed consolidated financial statements as discontinued operations.

Risk-bearing Entities. At September 30, 2022, the Company operates 24 wholly-owned risk-bearing entities (“RBEs”) for the purpose of entering into risk-bearing contracts with payors. Each RBE’s equity at risk is considered insufficient to finance its activities without additional support, and, therefore, each RBE is considered a VIE. The Company consolidates the RBEs as it has determined that it is the primary beneficiary because it has: (i) the ability to control the activities that most significantly impact the RBEs’ economic performance; and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the RBEs. Specifically, the Company has the unilateral ability and authority, through the RBE governance and management agreements, to make significant decisions about strategic and operating activities of the RBEs, including negotiating and entering into risk-bearing contracts with payors, and approving the RBEs’ annual operating budgets. The Company also has the obligation to fund losses of the RBEs and the right to receive a significant percentage of any financial surplus generated by the RBEs. The assets of the RBEs primarily consist of cash and cash equivalents, receivables, net, intangible assets, net, and other assets, net; its obligations primarily consist of medical claims and related payables as well as operating expenses of the RBEs (accounts payable and accrued expenses), including incentive compensation obligations to the Company’s physician partners. On February 18, 2021, the Company executed the Credit Facilities, which are guaranteed by certain of the Company’s VIEs. Assets generated by the RBEs (primarily from medical services revenues) may be used, in certain limited circumstances, to settle the Company’s contractual debt obligations.

Unconsolidated Variable Interest Entities

As of September 30, 2022, the Company had nine equity method investments (liabilities) that were deemed to be VIEs. The Company has determined that the activities that most significantly impact the performance of these VIEs consist of the allocation of resources to and other decisions related to clinical activities and provider contracting decisions. Because the Company does not have the ability to control these activities due to another party’s control of the VIEs’ board of directors, the Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs. The Company's maximum loss exposure as a result of the Company’s involvement with the VIEs cannot be quantified as the Company has the obligation to provide ongoing operational support to the unconsolidated VIEs, as needed.

Equity Method Investments

The following table summarizes the Company’s equity method investments (in thousands):

	September 30, 2022	December 31, 2021
Equity method investments - Other(1)	$8,293	$6,690
Equity method investments - DCEs(1)	3,550	—
Equity method liabilities - DCEs(2)	(6,395)	(6,380)

(1)
Included in Other assets, net in the consolidated balance sheets.
(2)
Included in Other liabilities in the consolidated balance sheets.

The Company is a partner in eight wholly-owned DCEs in collaboration with 12 of its physician group partners operating in 10 geographies. The combined summarized operating results of the Company’s DCEs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Medical services revenue	$241,408	$144,931	$786,171	$308,915
Medical services expense	(231,910)	(135,529)	(735,924)	(287,683)
Other medical expenses(1)	(9,215)	(6,468)	(34,019)	(13,624)
Net income (loss)(2)	(4,361)	(117)	3,345	1,723

(1)
For the three months ended September 30, 2022 and 2021, includes physician incentive expenses of $2.9 million and $2.5 million, respectively. For the nine months ended September 30, 2022 and 2021, includes physician incentive expenses of $15.0 million and $6.1 million, respectively
(2)
Included in Other income (expense) in the consolidated statements of operations.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition, and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition, and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Part II, Item 1A. “Risk Factors” in this Report, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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
•
our ability to compete in our competitive industry; and
•
risks related to other factors discussed under “Risk Factors” in Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and under “Risk Factors” in this Report.

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

Third Quarter 2022 Results:

•
Medicare Advantage members of approximately 266,600 as of September 30, 2022 increased 45% from September 30, 2021.
•
DCE attributed beneficiaries of approximately 89,400 as of September 30, 2022 increased 71% from September 30, 2021.
•
Total revenue of $695 million increased 52% from the third quarter of 2021.
•
Net loss of $31 million, compared to $36 million in the third quarter of 2021.
•
Medical Margin of $76 million, compared to $43 million in the third quarter of 2021.
•
Adjusted EBITDA of negative $5 million in the third quarter compared to negative $14 million in the third quarter 2021.

Year to Date 2022 Results:

•
Total revenue of $2.0 billion increased 47% from 2021.
•
Net loss of $50 million, compared to $350 million in 2021. 2021 results include $288 million in non-cash stock-based compensation expenses primarily related to the IPO.
•
Medical Margin of $244 million, compared to $151 million in 2021.
•
Adjusted EBITDA of $15 million, compared to negative $12 million in 2021.

Membership Details

Medicare Advantage members increased 45% from September 30, 2021, which includes contributions from new geographies and growth within geographies existing prior to 2022. Total members live on the platform includes 266,600 Medicare Advantage members and 89,400 attributed Direct Contracting beneficiaries.

Average Medicare Advantage membership was 270,050 during the third quarter.

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

As the COVID-19 pandemic has not yet fully subsided, the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 pandemic, new information that may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or we, may direct, which may result in an extended period of continued business disruption. The ultimate impact of these matters to us and our financial condition cannot be reasonably estimated at this time.

The COVID-19 pandemic continues to evolve and the ultimate impact on our business, results of operations, financial condition, and cash flows remains uncertain. During 2021 and the first nine months of 2022, overall care activity continued to increase, including a mix of temporary deferral of care activity and COVID-19 related care costs. These costs may be incurred at future points in time, and it is possible that the deferral of healthcare services, or the impact of our members (who are seniors typically with chronic conditions) being diagnosed with COVID-19, could cause additional health problems in our existing members, which could increase costs in the future. In future periods, care patterns may moderately exceed normal baselines as previously deferred care is obtained and acuity temporarily rises due to missed regular care. From time to time, health system capacity may be subject to possible increased volatility due to the pandemic. We cannot accurately estimate the net ultimate impact, positive or negative, to medical services expense at this time.

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

We monitor the following key financial and operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business (dollars in thousands):

	As of and For the			As of and For the
	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
MA members	266,600	184,100	45	266,600	184,100	45
Medical services revenue	$693,934	$457,646	52	$2,015,541	$1,367,736	47
Medical margin	$75,647	$43,444	74	$243,906	$150,697	62
Platform support costs	$34,764	$33,547	4	$104,868	$92,622	13
Network contribution(1)	$32,140	$17,467	84	$110,283	$71,903	53
Adjusted EBITDA(1)	$(4,653)	$(14,015)	67	$14,872	$(11,927)	225

(1)
Network contribution and Adjusted EBITDA are non-GAAP financial measures. See “—Non-GAAP Financial Measures” for additional information, including reconciliations to the most directly comparable accounting principles generally accepted in the United States of America ("U.S. GAAP") measures.

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

The following table presents our medical margin (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Medical services revenue	$693,934	$457,646	$2,015,541	$1,367,736
Medical services expense	(618,287)	(414,202)	(1,771,635)	(1,217,039)
Medical margin	$75,647	$43,444	$243,906	$150,697

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

The following table presents our network contribution (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Medical services revenue	$693,934	$457,646	$2,015,541	$1,367,736
Medical services expense	(618,287)	(414,202)	(1,771,635)	(1,217,039)
Other medical expenses—live geographies(1)	(43,507)	(25,977)	(133,623)	(78,794)
Network contribution	$32,140	$17,467	$110,283	$71,903

(1)
Represents physician compensation expense related to surplus sharing and other direct medical expenses incurred to improve care for our members in our live geographies. Excludes costs in geographies that are in implementation and are not yet generating revenue. For the three months ended September 30, 2022 and 2021, costs incurred in implementing geographies were $7.2 million and $3.5 million, respectively. For the nine months ended September 30, 2022 and 2021, costs incurred in implementing geographies were $10.9 million and $8.0 million, respectively.

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

The table below represents costs to support our live geographies and enterprise functions, which are included in general and administrative expenses (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Platform support costs	$34,764	$33,547	$104,868	$92,622
% of Revenue	5%	7%	5%	7%

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) adjusted to exclude: (i) income (loss) from discontinued operations, net of income taxes, (ii) interest expense, (iii) income tax expense (benefit), (iv) depreciation and amortization, (v) geography entry costs, (vi) stock-based compensation expense, (vii) severance and related costs, and (viii) certain other items that are not considered by us in the evaluation of ongoing operating performance. We reflect our share of Adjusted EBITDA for equity method investments by applying our actual ownership percentage for the period to the applicable reconciling items on an entity-by-entity basis. Net income (loss) is the most directly comparable U.S. GAAP measure to Adjusted EBITDA.

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

Medical services revenue constitutes substantially all of our total revenue, accounting for approximately 100% of our total revenues for the three and nine months ended September 30, 2022 and 2021.

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

General and administrative expenses also include severance, management fees paid to our majority shareholder prior to our IPO (pursuant to a consulting agreement, which terminated in connection with the IPO), and accruals for unasserted claims.

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

Total Discontinued Operations

Total discontinued operations consist of the results of our California operations, which include the entirety of our Medicaid line of business. For certain of our California divestiture transactions, we continue to be responsible for any liabilities arising from the business that were incurred prior to the closing date of such transaction, including any fines, penalties, the payment of claims for medical services incurred prior to the effective date of each transaction, a liability for unrecognized tax benefits for which we are indemnified, and other contingent liabilities that we currently believe are remote. For additional discussion, see Note 12 to the Consolidated Condensed Financial Statements.

Results of Operations

The following table summarizes key components of our results of operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Medical services revenue	$693,934	$457,646	$2,015,541	$1,367,736
Other operating revenue	924	967	2,896	2,937
Total revenues	694,858	458,613	2,018,437	1,370,673
Expenses:
Medical services expense	618,287	414,202	1,771,635	1,217,039
Other medical expenses	50,659	29,454	144,512	86,809
General and administrative (including noncash stock-based compensation expense of $7,907, $11,960, $18,430, and $287,980, respectively)	51,980	46,643	143,738	401,981
Depreciation and amortization	3,450	3,915	9,865	10,923
Total expenses	724,376	494,214	2,069,750	1,716,752
Income (loss) from operations	(29,518)	(35,601)	(51,313)	(346,079)
Other income (expense):
Other income (expense), net	574	(269)	9,840	4,034
Gain (loss) on lease terminations	—	—	(5,458)	—
Interest expense	(1,000)	(867)	(2,816)	(5,306)
Income (loss) before income taxes	(29,944)	(36,737)	(49,747)	(347,351)
Income tax benefit (expense)	(559)	(256)	(1,068)	(707)
Income (loss) from continuing operations	(30,503)	(36,993)	(50,815)	(348,058)
Discontinued operations:
Income (loss) from discontinued operations	(224)	1,117	526	(1,781)
Income tax benefit (expense)	(12)	(82)	(26)	(211)
Total discontinued operations	(236)	1,035	500	(1,992)
Net income (loss)	(30,739)	(35,958)	(50,315)	(350,050)
Noncontrolling interests’ share in earnings (loss)	71	115	228	284
Net income (loss) attributable to common shares	$(30,668)	$(35,843)	$(50,087)	$(349,766)

The following table summarizes our results of operations as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Medical services revenue	100%	100%	100%	100%
Other operating revenue	—	—	—	—
Total revenues	100	100	100	100
Expenses:
Medical services expense	89	90	88	89
Other medical expenses	7	6	7	6
General and administrative (including noncash stock-based compensation expense of 1%, 3%, 1% and 21%, respectively)	7	10	7	29
Depreciation and amortization	—	1	—	1
Total expenses	104	108	103	125
Income (loss) from operations	(4)	(8)	(3)	(25)
Other income (expense):
Other income (expense), net	—	—	—	—
Gain (loss) on lease terminations	—	—	—	—
Interest expense	—	—	—	—
Income (loss) before income taxes	(4)	(8)	(2)	(25)
Income tax benefit (expense)	—	—	—	—
Income (loss) from continuing operations	(4)	(8)	(3)	(25)
Discontinued operations:
Income (loss) from discontinued operations	—	—	—	—
Income tax benefit (expense)	—	—	—	—
Total discontinued operations	—	—	—	—
Net income (loss)	(4)	(8)	(2)	(26)
Noncontrolling interests’ share in earnings (loss)	—	—	—	—
Net income (loss) attributable to common shares	(4)%	(8)%	(2)%	(26)%

Comparison of the Three and Nine Months Ended September 30, 2022 to the Three and Nine Months Ended September 30, 2021

Medical Services Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Medical services revenue	$693,934	$457,646	$236,288	52%	$2,015,541	$1,367,736	$647,805	47%
% of total revenues	100%	100%			100%	100%

Medical services revenue increased for the three and nine months ended September 30, 2022 due primarily to growth in average membership of 47% and 45%, respectively, which was attributable to six new geographies that began to generate revenue in 2022 and growth in our existing geographies. The increase in medical services revenue for the three and nine months ended September 30, 2022 was also driven, to a lesser extent, by an increase in PMPM capitation rates of 3% and 2%, respectively.

Medical Services Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Medical services expense	$618,287	$414,202	$204,085	49%	$1,771,635	$1,217,039	$554,596	46%
% of total revenues	89%	90%			88%	89%

Medical services expense increased for the three and nine months ended September 30, 2022 due primarily to growth in average membership of 47% and 45%, respectively, which was attributable to six new geographies that became operational in 2022 and growth in our existing geographies. The increase in medical services expense for the three months ended September 30, 2022 was also driven, to a lesser extent, by an increase in average medical services expense per member of 2%.

Other Medical Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Other medical expenses	$50,659	$29,454	$21,205	72%	$144,512	$86,809	$57,703	66%
% of total revenues	7%	6%			7%	6%

Other medical expenses increased by $21.2 million, or 72%, for the three months ended September 30, 2022 compared to 2021. Partner physician incentive expense increased by $7.7 million to $22.0 million in 2022 compared to $14.3 million in 2021. Other provider costs increased by $13.5 million to $28.7 million in 2022 compared to $15.2 million in 2021, resulting from the increase in the number of geographies and members on our platform. Other provider costs for the three months ended September 30, 2022 include $7.2 million of costs related to geographies that will become operational in January 2023, while other provider costs for the three months ended September 30, 2021 include $3.5 million of costs related to geographies that became operational in 2022.

Other medical expenses increased by $57.7 million, or 66%, for the nine months ended September 30, 2022 compared to 2021. Partner physician incentive expense increased by $33.0 million to $75.8 million in 2022 compared to $42.8 million in 2021. Other provider costs increased by $24.7 million to $68.7 million in 2022 compared to $44.0 million in 2021, resulting from the increase in the number of geographies and members on our platform. Other provider costs for the nine months ended September 30, 2022 include $10.9 million of costs related to geographies that will become operational in January 2023, while other provider costs for the nine months ended September 30, 2021 include $8.0 million of costs related to geographies that became operational in 2022.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
General and administrative	$51,980	$46,643	$5,337	11%	$143,738	$401,981	$(258,243)	(64)%
% of total revenues	7%	10%			7%	29%

General and administrative expenses increased $5.3 million, or 11%, for the three months ended September 30, 2022 compared to 2021. Operating costs to support our live geographies and enterprise functions (platform support costs) increased by $1.3 million to $34.8 million in 2022 compared to $33.5 million in 2021 due primarily to growth in operating costs incurred to support geographies that became operational in 2022. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased to 5% for the three months ended September 30, 2022 compared to 7% for the same period in 2021. Investments to support geography entry increased to $14.0 million in 2022, compared to $2.7 million in 2021 due to increased costs associated with our geographies that become operational in the following calendar year. Stock-based compensation expense decreased $4.1 million in 2022 primarily due to the satisfaction of a performance condition associated with certain stock options in the third quarter of 2021, which was not repeated in 2022. In aggregate, costs incurred for severance, fees paid to our majority shareholder (pursuant to a consulting agreement, which terminated prior to the IPO), and accruals for unasserted claims and contingent liabilities decreased by $3.2 million primarily as a result of a reduction in reserves for certain contingent liabilities.

General and administrative expenses decreased $258.2 million, or 64%, for the nine months ended September 30, 2022 compared to 2021. Substantially all of the year-over-year decrease in general and administrative expenses is attributable to a $269.6 million decrease in non-cash stock-based compensation expense, which was largely related to shares issued under partner physician group equity agreements in connection with our IPO in April 2021 and the satisfaction of a performance condition associated with certain stock options in the third quarter of 2021. Operating costs to support our live geographies and enterprise functions (platform support costs) increased by $12.3 million to $104.9 million in 2022 compared to $92.6 million in 2021 due primarily to growth in operating costs incurred to support geographies that became operational in 2022. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased to 5% for the nine months ended September 30, 2022 compared to 7% for the same period in 2021.

Investments to support geography entry increased to $24.4 million in 2022, compared to $12.7 million in 2021 due to increased costs associated with our geographies that become operational in the following calendar year. In aggregate, costs incurred for severance, fees paid to our majority shareholder (pursuant to a consulting agreement, which terminated prior to the IPO), and accruals for unasserted claims and contingent liabilities decreased by $12.7 million primarily as a result of a reduction in reserves for certain contingent liabilities and severance.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with U.S. GAAP, we present network contribution and Adjusted EBITDA, which are non-GAAP financial measures.

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

Income (loss) from operations is the most directly comparable U.S. GAAP measure to network contribution. Net income (loss) is the most directly comparable U.S. GAAP measure to Adjusted EBITDA.

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

Adjusted EBITDA is not considered a measure of financial performance under U.S. GAAP, and the items excluded therefrom are significant components in understanding and assessing our financial performance. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as an alternative to such U.S. GAAP measures as net income (loss), cash flows provided by or used in operating, investing, or financing activities or other financial statement data presented in our consolidated financial statements as an indicator of financial performance or liquidity. Some of these limitations are:

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

The following table sets forth a reconciliation of income (loss) from operations to network contribution using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income (loss) from operations	$(29,518)	$(35,601)	$(51,313)	$(346,079)
Other operating revenue	(924)	(967)	(2,896)	(2,937)
Other medical expenses	50,659	29,454	144,512	86,809
Other medical expenses—live geographies(1)	(43,507)	(25,977)	(133,623)	(78,794)
General and administrative	51,980	46,643	143,738	401,981
Depreciation and amortization	3,450	3,915	9,865	10,923
Network contribution	$32,140	$17,467	$110,283	$71,903

(1)
Represents physician compensation expense related to surplus sharing and other direct medical expenses incurred to improve care for our members in our live geographies. Excludes costs in geographies that are in implementation and are not yet generating revenue. For the three months ended September 30, 2022 and 2021, costs incurred in implementing geographies were $7.2 million and $3.5 million, respectively. For the nine months ended September 30, 2022 and 2021, costs incurred in implementing geographies were $10.9 million and $8.0 million, respectively.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(30,739)	$(35,958)	$(50,315)	$(350,050)
(Income) loss from discontinued operations, net of income taxes	236	(1,035)	(500)	1,992
Interest expense	1,000	867	2,816	5,306
Income tax expense (benefit)	559	256	1,068	707
Depreciation and amortization	3,450	3,915	9,865	10,923
(Gain) loss on lease terminations	—	—	5,458	—
Geography entry costs(1)	21,186	6,181	35,345	20,726
Severance and related costs(2)	512	856	2,470	5,098
Management fees(3)	—	—	—	433
Stock-based compensation expense	7,907	11,960	18,430	287,980
EBITDA adjustments related to equity method investments(4)	1,325	1,655	2,988	2,307
Other(5)	(10,089)	(2,712)	(12,753)	2,651
Adjusted EBITDA	$(4,653)	$(14,015)	$14,872	$(11,927)

(1)
Represents direct geography entry costs, including investments to develop and expand our platform and costs in geographies that are in implementation and are not yet generating revenue. For the three months ended September 30, 2022 and 2021, (i) $7.2 million and $3.5 million, respectively, are included in other medical expenses and (ii) $14.0 million and $2.7 million, respectively, are included in general and administrative expenses. For the nine months ended September 30, 2022 and 2021, (i) $10.9 million and $8.0 million, respectively, are included in other medical expenses and (ii) $24.4 million and $12.7 million, respectively, are included in general and administrative expenses.
(2)
For the three and nine months ended September 30, 2022, includes taxes and related costs on stock option exercises for departed executives of $0.6 million and $2.0 million, respectively.
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
(5)
Includes interest income and non-cash accruals for unasserted claims and contingent liabilities.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from our capitation arrangements with payors, issuances of equity securities, and borrowings under credit agreements. We generally invest any excess cash in money market accounts, which are classified as cash equivalents, and marketable securities. Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet the cash flow needs of our business operations, and attainment of a competitive return. As of September 30, 2022, we had cash and cash equivalents of $551.3 million and investments in marketable securities of $408.0 million.

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

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows. The following table sets forth changes in cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Net cash provided by (used in) operating activities	$(80,849)	$(99,262)	$18,413
Net cash provided by (used in) investing activities	(436,418)	(87,903)	(348,515)
Net cash provided by (used in) financing activities	26,926	1,143,973	(1,117,047)

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities was $80.8 million for the nine months ended September 30, 2022 compared to $99.3 million for the nine months ended September 30, 2021. Net cash used in operating activities remained relatively flat for the nine months ended September 30, 2022 compared to 2021 primarily as a result of the increase in medical margin contributed from new and existing geographies, offset by increased provider costs, including partner physician incentive expenses and the timing of settlements with payors from new and existing geographies.

Our cash flow from operations is dependent upon the number of members on our platform, the timing of settlements with payors, and the level of operating and general and administrative expenses necessary to operate and grow our business, among other factors.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities was $436.4 million for the nine months ended September 30, 2022 compared to $87.9 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we made investments in marketable securities of $423.2 million. During the nine months ended September 30, 2021, we provided net loans to our physician partner groups in connection with taxes payable on shares distributed to them upon completion of the IPO under the partner physician group equity agreements of $76.0 million.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $26.9 million for the nine months ended September 30, 2022 compared to $1.1 billion for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we received net proceeds of $30.7 million from the exercise of stock options. In February 2021, we refinanced our existing debt with a $100.0 million term loan, receiving net proceeds of $30.1 million. In April 2021, we received net proceeds of approximately $1.2 billion upon the completion of our IPO, after deducting underwriting discounts and commissions and offering costs. Upon completion of our IPO in April 2021, we repaid $50.0 million of the term loan as required under the terms of our credit facility.

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

Equity

As of September 30, 2022, we had 411.7 million shares of common stock outstanding. See Note 10 to the Condensed Consolidated Financial Statements for additional information about our equity transactions.

Contractual Obligations

Our capital commitments to physician partners to support physician partner expansion and related purposes increased by $79.9 million, to $136.7 million at September 30, 2022 when compared to December 31, 2021. There have been no other material changes, outside of the ordinary course of business and indebtedness, to our commitments during the nine months ended September 30, 2022.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our historical experience, known trends and events, and various other assumptions that we believe are reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies” and Note 2 to the Condensed Consolidated Financial Statements. There have been no significant changes to our critical accounting policies during 2022.

Recent Accounting Pronouncements

There are no new accounting standards that have been issued and we have not adopted that are material to us as of September 30, 2022.

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

We held cash, cash equivalents, restricted cash equivalents, and marketable securities of $972.5 million as of September 30, 2022, consisting of bank deposits, certificates of deposits, money market funds, U.S. Treasury notes, and corporate debt securities. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our marketable securities. Declines in interest rates over time will reduce our investment income. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K. Except as set forth below, there have been no material changes to the risk factors disclosed in the Form 10-K.

We are no longer a “controlled company” within the meaning of the NYSE rules. However, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period.

From August 12, 2022, CD&R Investor no longer controlled a majority of the voting power of our outstanding common stock, and we ceased to be a “controlled company” within the meaning of the NYSE corporate governance standards. As a result, the NYSE rules require that we (i) have a majority of independent directors on our board of directors within one year of the date we no longer qualified as a “controlled company,” (ii) have at least one independent director on each of the Compensation and Nominating and Governance Committees on the date we no longer qualified as a “controlled company,” at least a majority of independent directors on each of the Compensation and Nominating and Governance Committees within 90 days of such date and the Compensation and Nominating and Governance Committees composed entirely of independent directors within one year of such date and (iii) perform an annual performance evaluation of the Nominating and Governance and Compensation Committees. During this transition period, we may continue to utilize the available exemptions from certain corporate governance requirements as permitted by the NYSE rules and we presently do not have a majority of independent directors, our Nominating and Governance Committee and Compensation Committees do not consist entirely of independent directors and such committees may not be subject to annual performance evaluations during the transition period. Accordingly, during the transition period, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules and requirements of the NYSE discussed herewith. Furthermore, a change in our board of directors and committee membership may result in a change in corporate strategy and operation philosophies, and may result in deviations from our current strategy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

None.

Item 5. Other Information

The Company has revised its previously reported deadlines for the receipt of stockholder proposals to be considered at the 2023 annual meeting of stockholders, such deadlines previously reported on the Company’s definitive proxy statement, filed with the U.S. Securities and Exchange Commission on April 11, 2022.

Stockholders may present proposals for action at a future meeting or submit nominations for election of directors only if they comply with the requirements of the Company’s amended and restated by-laws.

Stockholders wishing to bring a proposal or nominate a director at the Company’s annual meeting of stockholders to be held in 2023 (but not include it in the Company’s proxy statement and form of proxy) must provide written notice of such proposal to the Company’s Secretary at the Company’s principal executive offices between January 24, 2023 and February 23, 2023, and comply with the other provisions of the Company’s amended and restated by-laws.

The deadline for stockholders to present proposals or a nomination for director to be considered for inclusion in the Company’s proxy statement and form of proxy relating to our annual meeting of stockholders to be held in 2023 has not been revised. Such proposal or nomination must be received by the Company at the Company’s principal executive offices no later than December 12, 2022.

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

Date: November 3, 2022	agilon health, inc.

(Registrant)

/s/ TIMOTHY S. BENSLEY
Timothy S. Bensley
Chief Financial Officer
(Principal Financial Officer)