Form 10-K
period 2022-12-31
agilon health, inc.
filed 2023-03-01
CIK 1831097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4.5 billion.

As of February 24, 2023, there were 413,118,724 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

agilon health, inc.

Form 10-K

For the Fiscal Year Ended December 31, 2022

All references in this report to “agilon,” “the Company”, “we,” “us” or “our” mean agilon health, inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “agilon health, inc.” mean the parent company without its subsidiaries.

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
•
our ability to identify and develop successful new geographies, physician partners and health plan payors, and to execute upon our growth initiatives and achieve required operational scale;
•
our ability to execute our operating strategies or to achieve results consistent with our historical performance;
•
our expectation that our expenses will increase in the future and the risk that medical expenses incurred on behalf of members may exceed the amount of medical revenues we receive;
•
our ability to secure contracts with Medicare Advantage (“MA”) payors and to ensure such contracts are on financial terms sufficient to meet our financial targets;
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
•
the spread of, and response to, COVID-19, potential new variants of COVID-19 and entirely new pandemics, and the inability to predict the ultimate impact of pandemics on us;

•
inaccuracies in the estimates and assumptions we use to project our members’ risk adjustment factors, medical services expense, incurred but not reported claims, and earnings under payor contracts;
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
•
our ability to realize the full value of our intangible assets and any negative impact from impairment charges we may record;
•
security breaches, loss of data and other disruptions to our data platforms could adversely impact us;
•
our ability to protect the confidentiality of our know-how and other proprietary and internally developed information;
•
our responsibility for certain liabilities in connection with the disposition of our California operations;
•
our subsidiaries’ lack of performance or ability to fund their operations could require us to fund such losses;
•
our dependence on a limited number of key health plan payors;
•
our contracts with our payors are for limited terms and may not be renewed upon their expiration;
•
our reliance on our health plan payors for membership attribution and assignment, data and reporting accuracy, and claims payment;
•
our dependence on physician partners and other providers to effectively manage the quality and cost of care, and perform obligations under payor contracts;
•
difficulties in obtaining accurate and complete diagnosis data;
•
our dependence on physician partners to accurately, timely and sufficiently document their services and potential regulatory or other liability if any diagnosis information or encounter data are inaccurate or incorrect;
•
we rely on third party software and data to operate our business and restrictions on the use of third-party resources could adversely affect us;
•
our reliance on third parties for internet infrastructure and bandwidth to operate our business and provide services to our members and physician partners;
•
consolidation in our industry could adversely impact us;
•
reductions in reimbursement rates or methodology applied to derive reimbursement from, or discontinuation of, federal government healthcare programs, from which we derive substantially all of our total revenue;
•
uncertain or adverse economic conditions, including a downturn or decrease in government expenditures;
•
our ability to compete in our industry;
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
•
if our physician alignment strategies with our physician partners, including the formation of risk and shared savings pools, making downstream payments and joint venture arrangements, are not in compliance with the state and federal fraud and abuse laws, including physician incentive plan laws and regulations, we could be subject to penalties;
•
our business development and member engagement activities may implicate laws and regulations regarding marketing, beneficiary inducements, telemarketing and the use of protected health information;
•
our physician partners are subject to federal and state healthcare fraud and abuse regulations;
•
our use, disclosure and processing of personally identifiable information, personal health information, and de-identified data is subject to HIPAA and state patient confidentiality laws, and our failure to comply with those regulations or to adequately secure the information we hold could adversely impact us;
•
our failure to obtain or maintain an insurance license, a certificate of authority or an equivalent authorization allowing our participation in downstream risk-sharing arrangements with payors could adversely impact us;
•
laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our business, and the failure to comply with such laws, or any changes to such laws or regulations or similar laws or regulations could adversely impact us;
•
if we or our physician partners inadvertently employ or contract with an excluded person, we may face government sanctions;
•
we may face litigation not covered by insurance;
•
our indebtedness and the potential that we may incur additional substantial indebtedness;
•
the agreements and instruments governing our indebtedness contain restrictions and limitations that could adversely impact us;
•
agilon health is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses;
•
under our Certificate of Incorporation, the CD&R Investor and its affiliates and, in some circumstances, each of our directors and officers who is also a director, officer, employee, member or partner of the CD&R Investor and its affiliates, have no obligation to offer us corporate opportunities;
•
anti-takeover provisions in our certificate of incorporation and by-laws could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock;
•
we do not intend to pay dividends on our common stock for the foreseeable future and, consequently, a shareholder’s return on investment depends on appreciation in the price of our common stock;
•
we are no longer a controlled company within the meaning of the NYSE rules; however, we expect to continue to rely on exemptions from certain corporate governance requirements during a one-year transition period;
•
our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or stockholders;

•
we identified material weaknesses in our internal control over financial reporting and, if our remedial measures are insufficient to address the material weaknesses, or if significant deficiencies or material weaknesses in our internal control over financial reporting are discovered or occur in the future, it may adversely affect us; and
•
risks related to other factors discussed under “Risk Factors” in this Annual Report on Form 10-K.

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

Our company was formed in 2016, and we established our inaugural partnership with an anchor physician group in 2017. Our ability to rapidly build scaled positions in local communities has allowed us to grow to 23 anchor physician groups and 25 geographies in five years. Our platform has enabled us to grow our total membership by 45% and revenue by 48% from December 31, 2021 to December 31, 2022. As of December 31, 2022, the PCPs on our platform serve approximately 269,500 MA members and 89,000 Medicare fee-for-service (“FFS”) beneficiaries through eight direct contracting entities (“DCEs”) through our participation in the CMS Innovation Center Direct Contracting Model, which our PCPs serve. The Direct Contracting Model was redesigned and renamed the Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model beginning in 2023.

For a description of our significant activities during 2022, see “Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—2022 Results” in this Report.

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

The agilon Platform: The agilon platform is holistic in supporting the rapid transition to a Total Care Model with technology, people, process and capital. Our purpose-built platform comprises an integrated set of capabilities designed to continuously improve. Our platform is delivered to our anchor physician groups through a long-term partnership model to support the adoption and success of a Medicare-centric, globally capitated line of business.

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

agilon’s Network: Enhancing the power and growth of the agilon platform is the rapidly expanding group of leading community-based physician partners, functioning as a collaborative group through the agilon network. We believe the power of this network is demonstrated by our ability to add new physician partners and to attract additional PCPs to our physician partners. The ability to share best practices, influence the development of the platform, compare notes on the transition to a Total Care Model and learn from one another represents a valuable opportunity for physicians. We believe the power of a like-minded group of community-based physicians, many of whom are leaders in their community, will enhance innovation, growth, quality of care and patient experience, and ultimately strengthen the power of the independent physician business model in local communities across the country.

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
•
inaccuracies in the estimates and assumptions we use to project the size, revenue or medical expense amounts of our target geographies, our members’ risk adjustment factors, medical services expense, incurred but not reported claims and earnings under payor contracts;

Risks Related to Our Reliance on Third Parties

•
dependence on a limited number of key payors, including for membership attribution and assignment, data and reporting accuracy and claims payment;
•
dependence on physician partners and other providers to effectively manage the quality and cost of care and perform obligations under payor contracts;
•
dependence on physician partners to accurately, timely and sufficiently document their services and potential regulatory or other liability if any diagnosis information or encounter data are inaccurate;

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

Legal and Regulatory Risks

•
our ability to comply with federal, state and local regulations and laws, or to adapt to changes in or new regulations or laws;

•
our physician partners’ compliance with federal and state healthcare laws and regulations;

Risks Related to Our Indebtedness

•
potential to incur additional indebtedness; and

Risks Related to Our Common Stock

•
we identified material weaknesses in our internal control over financial reporting and, if our remedial measures are insufficient to address the material weaknesses, or if significant deficiencies or material weaknesses in our internal control over financial reporting are discovered or occur in the future, it may adversely affect us.

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

Physician and Payor Contractual Relationships

Physicians

Our business model combines the agilon platform, a network of like-minded physicians and a long-term partnership model in order to provide physician groups with the necessary capabilities, capital and business model to create a Medicare-centric, globally capitated line of business. We believe that failing to empower PCPs to drive meaningful change in quality, cost and patient experience has historically fostered waste, unnecessary variability in care and poor patient experience and health outcomes. We seek to partner with leading community-based physician groups under a Total Care Model. We have formed long-term partnerships with diverse leading community-based physician groups in geographies such as Ohio, Connecticut, Michigan, New York, North Carolina, Pennsylvania, and Texas. By providing technology, people, process and capital, we aim to improve the quality and cost of healthcare and drive long-term growth while creating a sustainable business model for our physician partners.

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

Through incentive compensation arrangements, we share a portion of the RBE’s savings from successfully improving the quality of care and reducing costs with our anchor physician groups. Typically, our anchor physician groups receive a FFS base compensation rate for services rendered which is paid directly by health plan payors to our anchor physician groups or, in certain arrangements, paid from the health plan payor to the applicable RBE, who pays the compensation received to our anchor physician groups. In certain cases, our anchor physician groups may be entitled to a guaranteed minimum FFS base compensation rate from the RBE in the event that the FFS base compensation rate paid by the health plan payor does not meet the negotiated base compensation rate as agreed between the RBE and the anchor physician group, or if the FFS base compensation rate paid by the health plan payor falls below what the anchor physician group had received prior to joining our platform. Historically, the base compensation rates paid directly by the health plan payors to our anchor physician groups have met or exceeded applicable guaranteed minimum FFS base compensation rates. This base compensation is initially negotiated with the RBE for the first ten years of each agreement, subject to annual increases based on current market rates and other agreed upon adjustment factors, after which it is subject to renegotiation. Although our RBEs are wholly-owned subsidiaries of agilon, our anchor physician groups participate in each RBE’s governance, with individuals designated or nominated by the applicable anchor physician groups having representation on each RBE’s board of directors. Most of our contracts with our anchor physician groups contain exclusivity or other provisions intended to promote interconnectedness with our physician partners for applicable lines of business in order to facilitate the longevity and stability of the partnership. Typically, these contracts provide for termination rights that are triggered upon certain events, subject to applicable cure periods, including bankruptcy or insolvency events, exclusion, suspension or debarment from state or federal government programs and the occurrence of government action that can be reasonably expected to negatively influence our business. We have historically issued certain stock-based instruments, which we refer to as “partner physician group equity agreements,” to our anchor physician groups pursuant to which they are entitled to receive equity of their local RBE or agilon health, respectively, in the future only upon the occurrence of certain events deemed a “change of control” of the RBE, or a “change of control” of agilon health, if such event occurs before a “change of control” of the RBE. Upon our initial public offering, a “change of control” event occurred for the agilon health related instruments and the respective physician groups received equity. For additional discussion related the agilon health related instruments, see “Critical Accounting Estimates – Stock-Based Compensation.”

In addition, in Hawaii we operate under a risk-bearing independent practice association model through which we have broadly contracted with physicians across the state and have developed select deeper primary care relationships within the network. PCPs in our Hawaii network are typically compensated on a FFS basis based on applicable Medicare fee schedules.

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

Health Plan Payors

We enter into contractual agreements with health plan payors in each of our geographies, under which we are financially responsible for our physician partners’ provision of a defined spectrum of healthcare services to our members, in exchange for a defined PMPM fee for each of our members (which is also referred to as “global capitation”). The healthcare services for which we are responsible under such arrangements generally include all healthcare costs which CMS considers as Part A and B costs, including hospitalization and facility costs, primary and specialty care provider costs, and ancillary services costs. In certain of our payor arrangements, we are also financially responsible for Part D pharmaceutical costs for prescriptions rendered to our members. Through these payor agreements, we help to create access for our physician partners to value-based care reimbursement structures through our Total Care Model, which allow our physician partners to focus on the improvement of the quality of care provided to their patients, and to share in the financial surplus created to the extent premiums received exceed the cost of medical care.

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

We have developed local contracts across multiple payors, along with national form contracts with certain key payors, which provide a consistency of non-financial contract terms, data sharing, operational processes and governance structures and support portability of the agilon platform. We typically maintain various contracts with a single national payor in order to reflect varying economic terms across our geographies, and to provide for distinct subsidiary entities of our company and a national payor as parties to these contracts. As of January 1, 2023, we have relationships with 23 health plan payors across 25 geographies. Payors with which we contract include large national health plans as well as smaller local and regional insurers. We believe our ability to offer multiple MA plans and products to our physician partners in each geography creates significant value for our physician partners and the members that they serve. Members are able to select the plan and benefit design that meets their individual needs while our platform enables a seamless experience regardless of plan or product for all patients and physician groups.

The agreements with our payors outline the range of healthcare services for which we are financially responsible and at risk, the services for which we are contracted to perform on the payor’s behalf and the key financial terms. Our contracts with payors generally have terms of one to three years and are typically renewed for one-year periods unless terminated in accordance with the terms of such agreements. When we enter into a new payor contract, we are typically required by the payor to contribute risk-bearing capital to the local operating subsidiary. This typically takes the form of letters of credit or restricted deposits, or the payor may retain a percentage of the capitation payments due under the applicable contract. Risk-bearing capital required by payors varies by payor and geography, but typically averages between 1.0-3.0% of projected annual gross revenue attributable to the corresponding agreement.

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

Direct Contracting Model (ACO REACH beginning 2023)

During 2021 and 2022, agilon, in conjunction with some of our physician partners, participated in the Direct Contracting Model (referred to as the Global and Professional Direct Contracting (“GPDC”) Model) in certain geographies, through eight approved DCEs. The Direct Contracting Model was a voluntary payment model option aimed at reducing expenditures and preserving or enhancing quality of care for beneficiaries in traditional Medicare FFS established by the CMS Innovation Center.

Under the Direct Contracting Model, CMS contracted directly with each of the DCEs pursuant to participation agreements, in which such DCE selects risk-sharing and fee payment options. The participation agreements included various terms and conditions each DCE must comply with, including meeting certain operational requirements. Each of the DCEs selected the Global risk-sharing option, in which the DCE assumed accountability for the total cost of care of the FFS beneficiaries aligned to such DCEs. In addition, each of our DCEs had selected the Primary Care Capitation Payment (the “PCC”) option. The participation agreements between our DCEs and CMS expire two years after the “Model Performance Period” established by CMS, which lasts from April 1, 2021 through December 31, 2026. The DCE may terminate its participation agreement with CMS at any time upon advance written notice. CMS has certain additional termination rights, including in connection with the termination of the Direct Contracting Model or non-compliance of the DCE. Additionally, CMS has the right to amend a participation agreement without the consent of the DCE for good cause, or as necessary to comply with applicable federal or state law, regulatory requirements, accreditation standards or licensing guidelines or rules.

In addition, the DCEs operate in partnership pursuant to participating medical group agreements with one or more of our physician partners in certain geographies. Our contracted physician partners provide Medicare services to their aligned beneficiaries, and bill CMS on a FFS basis for such services. In turn, in accordance with the PCC option, CMS compensates each physician partner for a portion of their billed services based on the applicable rate, and the remaining portion is paid to each DCE on a per Medicare beneficiary per month (“PBPM”) basis based on a prospective estimate of such remaining portion of billed services. By 2025, CMS will no longer pay any portion to such physician partner based on FFS compensation rates, and will transition to compensating physician partners through their applicable DCE on a PBPM basis. Each DCE then remits payment out of the PBPM payments from CMS to its contracted physician partners on a monthly or quarterly basis pursuant to the applicable participating medical group agreement, which agreement also includes incentive compensation tied to the DCE’s net profits received for aligned beneficiaries. In addition, certain participating medical group agreements also allow the relevant physician partner to choose an adjustment to the applicable incentive compensation to receive a portion of such compensation in equity of agilon. Our DCEs’ participating medical group agreements provide for mutual indemnification rights, and have an initial term through December 31, 2026, unless earlier terminated.

The ACO REACH model, which formally launched on January 1, 2023, is largely the same as its predecessor model, GPDC, with the following minor differences: (i) all ACOs are required to develop and implement a robust health equity plan to identify and better serve underserved communities; (ii) 75% control of each ACO's governing body must be held by participating providers or their designated representatives (compared to 25% during the first two performance years of the GPDC model); and (iii) each ACO must have at least two beneficiary representatives on its governing board (at least one Medicare beneficiary and at least one consumer advocate), both of whom must hold voting rights. agilon has implemented these changes for the 2023 performance year with minimal disruption. In addition, the CMS Innovation Center announced that ACO REACH would include technical adjustments to the model’s parameters, including changes to benchmark calculations. The overall effect of these changes on our ACO’s benchmarks has been minimal.

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

As of December 31, 2022, agilon and its subsidiaries had 747 employees, substantially all were full-time. None of our employees are members of a labor union, and we have not experienced a work stoppage. Our employees do not include our physician partners, whom we do not directly employ. We believe we enjoy a good working relationship with our employees.

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

Corporate Practice of Medicine

Some states in which we operate have laws prohibiting the corporate practice of medicine; such laws generally prohibit business entities with non-physician owners, such as agilon and certain of its subsidiaries, from practicing medicine. States that have corporate practice of medicine laws limit the practice of medicine to licensed individuals or professional organizations comprising licensed individuals; therefore, non-medical professional entities are prohibited from employing or contracting with physicians (unless the entity satisfies a limited exception), exercising control over medical decisions, or engaging in certain arrangements with other physicians, such as fee-splitting. These laws vary widely from state to state and change frequently based on new case law, opinions from state attorneys general and regulations promulgated by medical boards. A majority of states have adopted express corporate practice of medicine prohibitions, and several states that have not explicitly adopted the doctrine have, nonetheless, established regulations that echo its principles. A violation of the corporate practice of medicine prohibition constitutes the unlawful practice of medicine, which is a public offense punishable by fines or criminal penalties. In addition, any physician who participates in a scheme that violates the state’s corporate practice of medicine prohibition may be subject to disciplinary action or potential forfeiture of revenues from payors for services rendered, or may be punished for aiding and abetting a non-medical professional entity in the unlawful practice of medicine. We typically operate by forming RBEs which contract with payors on the one hand and provide professional services through contractual relationships with PCPs on the other hand. While we believe that our practices are in substantial compliance with the corporate practice of medicine laws to which we are subject, if a state determines that we are not in compliance that may result in a material adverse effect on our business, results of operations or financial condition. See “Risk Factors—Legal and Regulatory Risks—Laws regarding the laws that regulate the corporate practice of medicine, which laws could restrict the manner in which we are permitted to conduct our business, and the failure to comply with such laws, or any changes to such laws or regulations or similar laws or regulations could subject us to penalties and restructuring, or have a material adverse effect on our consolidation of the accounts of our majority-owned subsidiaries.”

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

The federal civil and criminal false claims laws and civil monetary penalties laws, such as the federal False Claims Act, 31 U.S.C. §§ 3729—3733, impose civil liability on individuals or entities that submit false or fraudulent claims for payment to the federal government. The False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly or recklessly: presented, or caused to be presented, a false or fraudulent claim for payment or approval to the federal government; made, used or caused to be made or used a false statement or a false record to get a claim for payment approved, including a false or fraudulent claim; concealed, or knowingly and improperly avoided or decreased, an obligation to pay or transmit money or property to the federal government; or conspired to commit any of the foregoing. The government may deem entities to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information, billing for services not rendered, billing services at a higher payment rate than appropriate and billing for care that is not considered medically necessary. Healthcare-related fraud continues to be the leading source of False Claims Act settlements and judgments.

The federal government has used the False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs. The federal government, including as a result of the passage of the ACA, and a number of courts have taken the position that claims presented in violation of certain other statutes, including the federal Anti-Kickback Statute (“AKS”) or the federal physician referral law, 42 U.S.C. 1395nn (the “Stark Law”), can also be considered a violation of the False Claims Act. Some government healthcare programs, including, but not limited to, the MA program, use a risk-adjustment model that adjusts premiums paid to contracted payors to reflect the specific characteristics of each enrolled member (including demographics, government program eligibility and health status). Many payors and government healthcare programs have set forth specific documentation rules that must be followed in compliantly selecting allowable codes. We rely on physician partners to follow the CMS documentation rules and code their claim submissions with accurate and substantially documented diagnoses, which we send to the payors, some of whom, in turn, submit the data to government healthcare agencies including CMS. In recent years, the DOJ has brought a number of investigations and actions under the federal False Claims Act against both payors and providers for alleged upcoding or improper coding of diagnosis coding under the risk-adjustment methodology. Further, amendments to the federal False Claims Act and Social Security Act impose severe penalties for the knowing and improper retention of overpayments collected from government payors. On December 14, 2022, CMS released a proposed rule (“2022 Proposed Rule”) that, among other things, revises the existing regulatory negligence standard for when an overpayment is “identified,” following a decision that vacated the “reasonable diligence” standard. The 2022 Proposed Rule would provide that “[a] person has identified an overpayment when the person knowingly receives or retains an overpayment.” The proposal references the definition of “knowingly” under the False Claims Act, which extends to actual knowledge, reckless disregard, and willful blindness.

A number of states have enacted laws that are similar to the federal False Claims Act. Under Section 6031 of the Deficit Reduction Act of 2005, as amended, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. As a result, more states are expected to enact laws that are similar to the federal False Claims Act in the future along with a corresponding increase in state false claims enforcement efforts. Violations of federal and state fraud and abuse laws may be punishable by criminal and/or civil sanctions, including significant penalties, fines, disgorgement, additional reporting requirements and oversight under a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, and/or exclusion or suspension from federal healthcare programs, such as Medicare, and debarment from contracting with the U.S. government. Penalties for False Claims Act violations include substantial fines for each false claim, plus up to three times the amount of damages sustained by the government. In addition to the provisions of the False Claims Act, which provide for civil enforcement, the federal government also can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims to the government for payments. Additionally, private parties may initiate qui tam whistleblower lawsuits against any person or entity under the False Claims Act in the name of the federal government, as well as under the false claims laws of several states, and may share in the proceeds of a successful suit. Generally, federal and state governments have made investigating and prosecuting healthcare fraud and abuse a priority.

Federal and State Anti-Kickback Statutes

The AKS, set forth in Section 1128B of the Social Security Act, prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person for items or services reimbursable under federal healthcare programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under federal healthcare programs or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under federal healthcare programs. The core of a violation of the AKS is an “inducement” to refer patients for services or items that are reimbursed under a federal healthcare program, such as Medicare, Medicaid, or Tricare (which covers military personnel). Kickbacks undermine the integrity of federal healthcare programs by tainting medical decision-making, increasing healthcare costs and negatively impacting competition. The ACA amended the AKS to make it clear that a person need not have actual knowledge of the statute, or specific intent to violate the statute, as a predicate for a violation. Court cases have resulted in the interpretation that a violation may occur where even one purpose of the remuneration is to induce or reward referrals, and the OIG, which has the authority to impose administrative sanctions for violation of the statute, has adopted a similar standard.

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

To help accelerate the U.S. healthcare system’s transition from a FFS to a value-based system, the U.S. Department of Health and Human Services (“HHS”) launched the “Regulatory Sprint to Coordinated Care” initiative (“Regulatory Sprint”) in 2018, which aims to change the manner in which the healthcare regulatory framework has traditionally been applied to stakeholder arrangements. In connection with the Regulatory Sprint, the OIG issued final rules amending the AKS by adding new safe harbors and modifying existing safe harbors that protect certain payment practices and business arrangements from sanctions under the AKS in order to remove potential barriers to more effective coordination and management of patient care and delivery of value-based care. Among other changes, the new regulations contain safe harbors for value-based arrangements centering around value-based enterprises, which are enterprises composed of participants collaborating to achieve one or more value-based purposes, including coordinating and managing the care of a target patient population and coordinating and managing the care of a target population. These new final rules provide additional protections to our payment models with providers.

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

However, due to government action over the last several years, a number of changes have been made to the provisions of the ACA since 2010, including reduced funding. Looking forward, the future of the ACA and its underlying programs are subject to continuing and substantial uncertainty, making long-term business planning exceedingly difficult. Because of the continued uncertainty about the implementation of the ACA, including the timing of and potential for further legal challenges, repeal or amendment of that legislation and the future of the health insurance exchanges, we cannot quantify or predict with any certainty the likely impact of the ACA on our business, financial condition, operating results and prospects.

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

In February 2022, the CMS Innovation Center announced that it is redesigning the Direct Contracting model and renaming it the ACO REACH Model. The ACO REACH Model aims to improve quality of care through better care coordination and increased access to accountable care in underserved communities. The CMS Innovation Center concurrently introduced a Request for Applications (RFA) for a new cohort to begin the model on January 1, 2023, and it announced that all current Direct Contracting model participants that meet ACO REACH requirements would be permitted to continue participating in the ACO REACH model as ACOs. The ACO REACH requirements outlined thus far include the development and implementation of a robust health equity plan to identify disparities in care and better serve underserved communities; the requirement that at least 75% control of each ACO's governing body be held by participating providers or their designated representatives (compared to 25% during the first two performance years of the Direct Contracting model); and the requirement that there be at least two beneficiary advocates on the governing board (at least one Medicare beneficiary and at least one consumer advocate), both of whom must hold voting rights. We began our participation in the ACO REACH Model in January 2023, and these new requirements have not had a material impact on our current or future participation in this program, or inhibited our ability to continue and grow our participation in the model. In addition, the CMS Innovation Center announced that ACO REACH would include technical adjustments to the model’s parameters, including changes to benchmark calculations. The overall effect of these changes has been minimal thus far.

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

Additionally, many states also enacted laws that protect the privacy and security of confidential, personal and health information, which may be even more stringent than HIPAA and may add additional compliance costs and legal risks to our operations. Some state privacy and security laws overlap with federal law, some of which are preempted, in part, by federal laws, whereas others are not. States have also passed privacy and security laws and regulations that apply across sectors and go beyond federal law, such as data security laws, secure destruction, Social Security number privacy, online privacy, biometric information privacy, and data breach notification laws. Some of these state laws may impose fines and penalties on violators and may afford private rights of action to individuals who believe their personal information has been misused.

We are also subject to a provision of the federal 21st Century Cures Act that is intended to facilitate the appropriate exchange of health information. In May 2020, the United States Department of Health and Human Services Office of the National Coordinator for Health Information Technology and CMS issued complementary new rules that are intended to clarify provisions of the 21st Century Cures Act. The rules, intended to enhance interoperability and prevent information blocking, create significant new requirements for healthcare industry participants, including requirements to (i) provide patients with convenient access to health care information, (ii) support electronic exchange of data for transitions of care and (iii) require participation in trust networks to improve interoperability. The 21st Century Cures Act authorizes civil monetary penalties up to $1 million per information blocking “violation.” It is unclear at this time what the costs of compliance with the new rules will be, and what additional risks there may be to our business. Looking ahead, it is possible that the American Data Privacy and Protection Act (“ADPPA”), a landmark federal privacy bill with significant bipartisan support, may gain traction. Although ADPPA would not apply to health data covered by HIPAA, it would apply to other health data, such as health data controlled by certain entities in the digital health space. Various other federal and state laws may apply that restrict the use and protect the privacy and security of individually identifiable information, as well as employee personal information, including certain state laws modeled to some extent on the European Union’s General Data Protection Regulation. Federal and state consumer protection laws, including laws that do not on their face specifically address data privacy or security, have been applied to data privacy and security matters by a range of government agencies and courts.

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

In addition to these federal statutes, most states have antitrust laws that are enforced by state attorneys general or private plaintiffs. Many state statutory provisions are based on federal antitrust law, namely, Sections 1 and 2 of the Sherman Act, and Sections 3 and 7 of the Clayton Act. Further complicating matters, state lawmakers are increasingly seeking to exercise oversight over healthcare transactions and allow state agencies to analyze potential anticompetitive effects of healthcare consolidation, including smaller transactions that do not meet federal reporting thresholds.

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

We have incurred significant net losses in prior years and have a substantial accumulated deficit. We expect that our expenses will increase substantially in the foreseeable future and our losses may continue, in part as we invest in growing our business, expanding our management team, building relationships with physician partners and payors, developing new services and complying with the requirements associated with being a public company. These expenses may prove to be more significant than we currently anticipate, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We may not succeed in sufficiently increasing our revenue to offset these expenses. Consequently, we may not be able to achieve and maintain profitability for the current or any future fiscal year. Our prior losses and potential for future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Any failure by us to identify and develop successful new geographies, physician partners and payors and to successfully execute upon our growth initiatives and achieve required operational scale to support our growth may have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

Further, our growth strategy depends, in part, on securing and integrating new high-caliber physician partners and expanding into new geographies in which we have little or no operating experience. Integration and other risks can be more pronounced for larger and more complicated relationships or relationships outside of our core business space, or if multiple relationships are pursued simultaneously. Additionally, new geographies may be characterized by stakeholder preferences for, and experience with, a Total Care Model, rates of MA enrollment, MA reimbursement rates, payor concentration and rates of unnecessary variability in and utilization of medical care that differ from those in the geographies where our existing operations are located. Likewise, new geographies into which we seek to expand may have laws and regulations that differ from those applicable to our current operations. As a young and rapidly growing company, we may be unfamiliar with the regulatory requirements in each geography that we enter, and we may be forced to incur significant expenditures to ensure compliance with requirements to which we are subject. If we are unable or unwilling to incur such costs, our growth in new geographies may be less successful than in our current geographies.

Further, our growth to date has increased the significant demands on our management, operational and financial systems, infrastructure and other resources. We must continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls and management and mitigation of enterprise and operational risks. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations, maintaining adequate financial and operating systems and controls, executing upon our growth initiatives and achieving required operational scale to support our growth. If we do not successfully manage these processes, our business, financial condition, cash flows, and results of operations could be harmed.

We may be unsuccessful in executing our operating strategies, or we may not achieve results consistent with our historical performance.

Our success is dependent on our ability to successfully execute upon defined operating strategies in our existing and future geographies. Such strategies include successfully growing our geographies through the addition of PCPs and our physician partners’ capacity to serve new members, providing medical services for our members at appropriate levels of utilization and cost, and generating medical services revenue through appropriate and effective contracting strategies with our MA payors. We may not be successful in executing these strategies, or we may fail to implement such strategies in future markets as effectively as with our initial markets. The failure to successfully execute upon such strategies or to produce results consistent with our historical results or the financial and operational models used in the analysis of our potential relationships may result in an inability to grow our business; may cause ongoing operating losses, asset write-offs, restructuring costs or other expenses; and may have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Further, as a young and rapidly growing company with a limited operating history, it is uncertain whether our platform, partnership and network model will achieve and sustain high levels of demand, physician and payor acceptance and market adoption. Due to our limited operating history, it is also difficult for us to evaluate our business compared to prior periods. If we do not develop, if we develop more slowly than we expect, if we encounter negative publicity or if our value propositions for physician partners, patients and payors do not drive sufficient member growth, the growth of our business will be harmed. Our success will depend to a substantial extent on our ability to demonstrate the value of our platform, partnership and network model to physicians and payors. Our ability to replicate the success of our model also enables us to attract and retain skilled physician partners. Accordingly, if we are unable to effectively manage our growth and replicate the success of our platform, partnership and network model in new geographies and with new partners, our business, financial condition, cash flows, and results of operations could be harmed.

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

We may seek to raise capital by, among other things, issuing additional shares of our common stock or other equity securities, issuing debt securities or borrowing funds under a credit facility. In the past, the securities and credit markets have experienced significant volatility and disruption. The availability of credit, from virtually all types of lenders, has at times been limited. In the event we need access to additional capital to pay our operating expenses, fund subsidiary surplus requirements, make payments on or refinance our indebtedness, pay capital expenditures, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant, particularly if we are unable to access the credit facility agreement we executed in February 2021 (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021, the “Secured Credit Facilities”).

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

The spread of, and response to, COVID-19, potential new variants of COVID-19 and entirely new pandemics may adversely affect us.

COVID-19 continues to impact the United States and the rest of the world and the pandemic has led to significant economic disruption. Although the COVID-19 public health emergency is set to end on May 11, 2023, the spread of COVID-19 and its impact on the worldwide economy and the healthcare industry underscores risks we face related to pandemics.

Governmental and non-governmental organizations may not effectively combat the spread and severity of COVID-19, potential new variants of COVID-19 and entirely new pandemics, increasing the potential for harm for our members. If the spread of COVID-19, potential new variants of COVID-19, and entirely new pandemics are not contained, the medical services revenue we receive may prove to be insufficient to cover the cost of healthcare services delivered to our enrolled members, which could increase significantly as a result of higher utilization rates of medical facilities and services and other increases in associated medical claims and related costs. Over time, we may also experience increased costs or decreased revenues if, as a result of our enrolled members being unable to see their PCPs due to actions taken to mitigate the spread of COVID-19, potential new variants of COVID-19 and entirely new pandemics, we are unable to implement clinical initiatives to manage healthcare costs and chronic conditions of our enrolled members and appropriately document their risk profiles. In addition, the clinical disease burdens of our members may increase over time and reduce preventative care to manage their existing clinical conditions.

The spread of COVID-19, potential new variants of COVID-19 and entirely new pandemics, or actions including the efficacy, ability to administer or extent of adoption of applicable vaccines, could have material and adverse effects on our ability to operate effectively, including as a result of the complete or partial closure of facilities or labor shortages. Disruptions in public and private infrastructure, including communications, financial services and supply chains, could materially and adversely disrupt our normal business operations.

The rapid development and fluidity of COVID-19 precludes any prediction as to the ultimate impact on us of COVID-19, potential new variants of COVID-19, and entirely new pandemics. We are continuing to monitor the spread of COVID-19, potential new variants of COVID-19, and entirely new pandemics, changes to our payors’ benefit coverages, the ongoing costs and business impacts of dealing with the pandemic, including the potential costs associated with administering vaccines, and related risks, as well as potential costs associated with provision of care to our members suffering from COVID-19. The magnitude and duration of any pandemic and its ultimate impact on us are uncertain, but such impacts could be material to our business, financial condition, cash flows, and results of operations.

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

Our success depends, in part, on the skills, working relationships and continued services of our senior management team and other key personnel. All of our employees are “at-will” employees or have offer letters or employment agreements that allow their employment to be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain and motivate valuable employees, in addition to salary and cash incentives, we provide stock options and restricted stock units that either vest over time or are based on the performance against predetermined financial targets. The value to employees of these stock options is significantly affected by movements in our stock price that are substantially outside our control. The compensation and benefits we provide to our employees, together with the value of stock options and restricted stock units that we have granted, may at any time be insufficient to counteract offers from other organizations. The departure of key personnel could adversely affect the conduct of our business, financial condition, cash flows, and results of operations. In such event, we would be required to hire other personnel to manage and operate our business, and we may not be able to employ a suitable replacement for the departing individual at favorable terms, or at all.

Competition for qualified personnel in our field is intense due to the limited number of individuals who possess the skills and experience required by our industry, particularly with respect to a Total Care Model. As a result, as we enter new geographies, it may be difficult for us to hire additional qualified personnel with the necessary skills to work in such geographies. If our hiring efforts in new or existing geographies are not successful, our business will be harmed. In addition, we have experienced employee turnover and expect to continue to experience employee turnover in the future. Continued increased competition for, or a shortage of, qualified personnel due to pandemics, general labor market conditions, low levels of unemployment, or general inflationary pressures, may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to retain our current key personnel or attract, train, integrate, or retain other highly skilled personnel in the future. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our retention efforts are not successful or our employee turnover rate increases in the future, our business, financial condition, cash flows, and results of operations will be harmed.

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

Security breaches, cybersecurity attacks, loss of data and other disruptions to our data platforms could compromise sensitive information related to our business and expose us to liability, which could adversely affect our operations, financial condition, cash flows and results of operation.

In the ordinary course of our business, we collect, store, use and disclose sensitive data, including what the law defines as PHI and other types of personal or identifying information. Our member information is encrypted but not always de-identified. We manage and maintain our business and data through a combination of data center systems and cloud-based computing center systems.

We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store this information. We utilize third-party service providers for important aspects of the collection, storage and transmission of PHI and other sensitive information and, therefore, we may be unable to control the use of such information or the security protections employed by such third parties. The security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, is important to our operations and business strategy because of the sensitivity of the PHI and other confidential information we and our providers collect, store, process and transmit. Our information technology and infrastructure, and that of our third-party service providers, may be vulnerable to various forms of attacks by hackers or to viruses, other technical failures or breaches due to third-party action, or due to employee and contractor negligence, error or malfeasance. We may also experience cybersecurity and other breach incidents that may remain undetected for an extended period of time. Because the techniques used to obtain unauthorized access or to otherwise disrupt computer systems change frequently and generally are not identified until they are launched against a target, we or our third-party service providers may be unable to implement adequate preventative measures or effectively respond to breaches in a timely fashion. Examples of currently known data security threats facing us and our third-party service providers include ransomware, phishing, business email compromise and credential stuffing. The risk of cyberattacks has also increased and will continue to increase in connection with Russia’s invasion of Ukraine. In light of the Ukraine war and other geopolitical events and dynamics, including ongoing tensions with North Korea, Iran and other states, state-sponsored parties or their supporters may launch retaliatory cyberattacks, and may attempt to cause supply chain disruptions, or carry out other geopolitically motivated retaliatory actions that may adversely disrupt or degrade our operations and may result in data compromise. State-sponsored parties have, and will continue, to conduct cyberattacks to achieve their goals that may include espionage, monetary gain, disruption, and destruction. To accomplish their goals, state-sponsored parties and other cyber criminals have used, and may continue to use, various attack vectors and methods as discussed above.

We, like most companies today, are subject to cybersecurity attacks and may experience cybersecurity incidents in the future. Such breaches of our infrastructure or information, or that of our third-party providers, whether as a result of physical break-ins, computer viruses, cyberattacks, or employee or contractor error, negligence or malfeasance, can create system disruptions, shutdowns or unauthorized disclosure or modification of sensitive information, including PHI. As a result, such data security breaches could result in the loss of data or inappropriate use of information. Any interruption in access to member information, unauthorized access to information, improper disclosure or other loss of information could also result in federal or state government investigations and liability under laws and regulations that protect the privacy of member information, such as HIPAA, potentially resulting in damages and regulatory penalties. See “Business—Healthcare and Other Applicable Regulatory Matters—Federal and State Privacy and Security Requirements” in Item 1 above. Sustained or repeated system failures could damage our reputation and reduce the attractiveness of our platform, partnership and network model to members and physician partners, possibly resulting in contract terminations and reductions in revenue. Additionally, the detection, prevention and remediation of known or unknown security vulnerabilities, including those arising from third-party hardware or software, may result in additional material direct or indirect costs.

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

We may be responsible for certain liabilities in connection with the disposition of our California Operations.

In February 2021, we completed the divestiture of our California Operations. We will continue to be responsible for any liabilities arising from the business that were incurred prior to the closing date of the transaction, including the payment of claims for medical services incurred prior to the effective date of each transaction, a liability for unrecognized tax benefits for which we are indemnified and other contingent liabilities that we currently believe are remote. See “Note 20. Discontinued Operations” in our audited consolidated financial statements included elsewhere in this report. We may not be successful in managing the risks associated with the divestiture of our California operations.

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

A health plan may seek repayment from us should CMS make any payment adjustments as a result of its audits or hold us liable for any penalties owed to CMS for inaccurate or unsupportable RAF scores provided by us or our affiliated physicians. We could, further, be liable for substantial penalties to the government under the False Claims Act for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim.

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

Substantially all of our total revenues relate to federal government healthcare coverage programs. The MA program accounted for substantially all of our revenues for our immediately preceding fiscal years. Additionally, we began participating in the Direct Contracting Model in April 2021. While the DCE’s are not consolidated, they still have an impact on our profitability.

Additionally, in February 2022, the CMS Innovation Center announced that it is redesigning the Direct Contracting model and renaming it the ACO REACH Model. The CMS Innovation Center concurrently introduced a Request for Applications (“RFA”) for a new cohort to begin the model on January 1, 2023, and it announced that all current Direct Contracting model participants that meet ACO REACH requirements would be permitted to continue participating in the ACO REACH model as ACOs. The ACO REACH requirements outlined thus far include the development and implementation of a robust health equity plan to identify and better serve underserved communities; the requirement that at least 75% control of each ACO's governing body be held by participating providers or their designated representatives (compared to 25% during the first two Performance Years of the Direct Contracting model); and the requirement that there be at least two beneficiary advocates on the governing board (at least one Medicare beneficiary and at least one consumer advocate), both of whom must hold voting rights. We began our participation in the ACO REACH Model in January 2023, and these new requirements have not had a material impact on our current or future participation in this program, or inhibited our ability to continue and grow our participation in the model. In addition, the CMS Innovation Center announced that ACO REACH would include technical adjustments to the model’s parameters, including changes to benchmark calculations. The overall effect of these changes has been minimal thus far.

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

The financial aspects of the ACO REACH Model are set forth in an agreement between the ACO and CMS. CMS has the right to amend the agreement without the consent of the DCE for good cause or as necessary to comply with applicable federal or state law, regulatory requirements, accreditation standards or licensing guidelines or rules. We cannot predict whether CMS will amend such agreements and, if CMS amends such agreements, the impact such amendments may have on the financial aspects of our participation in the model, including, but not limited to, risk adjustment models used to set benchmarks, the rate book, capitation payment mechanisms and the calculation of shared savings and losses. Furthermore, changes to Medicare (including the ACO REACH Model) or MA, such as if CMS were to scale back models or cut MA payments, could have a significant adverse impact on our membership levels, revenue and financial results. Changes in individual plan dynamics, such as changes in benefits provided by the payors, premiums charged by the payors or our payors’ STAR ratings, could also adversely impact us.

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

We contract with payors that participate in government healthcare programs and, as a result, are required to satisfy certain conditions, performance standards and benchmarks which we may not be able to control. For example, as part of the ACA, the level of reimbursement each MA plan receives from CMS is dependent, in part, upon the quality rating of the plan. Such ratings impact the percentage of any cost savings rebate and any bonuses earned by such health plan. The CMS STAR rating system considers various measures, including, among others, quality of care, preventive services, chronic illness management and customer satisfaction. Agreements with certain of our payors may condition amounts paid to us based upon improvements to contracted payors’ STAR ratings. Certain flexibilities that allowed plans to score higher on STAR ratings to counteract financial pressures caused by the COVID-19 pandemic are no longer in effect. Further, the 2022 Proposed Rule sets forth several proposals that would, among other things, impact the STAR ratings program, including: (i) developing a health equity index to reward contracts that obtain a high measure-level score for the subset of enrollees with specified social risk factors, (ii) reducing the weight of patient experience/complaints and access measures, and (iii) removing select measures. If we are not eligible for quality bonuses or if we contract with payors who experience a reduction in their STAR ratings, we may experience a negative impact on our revenues, which could materially and adversely affect the marketability of our platform, partnership and network model to physicians, our membership levels and our business, financial condition, cash flows, and results of operations. Further, our payors’ STAR ratings are based on the services they provide to their overall contracted attributed membership in a defined geography. As a result, even if we effectively engage and manage our membership, changes in such payors’ STAR ratings are outside our control. Furthermore, CMS has terminated MA plans that have had a low-quality rating for three consecutive years. Low-quality ratings can potentially lead to the termination of certain plans with which we contract, or a shifting of beneficiaries to alternative plans with higher STAR ratings, which could in turn have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

There is also uncertainty regarding both MA payment rates and beneficiary enrollment, which, if reduced, would adversely affect our overall revenues and net income. Each year, CMS issues a final rule to establish the MA benchmark payment rates for the following calendar year. Any reduction to such benchmark rates may have a material adverse effect on our business, financial condition, cash flows, and results of operations. We may be further impacted by the relative growth of our MA patient volumes across geographies. However, MA enrollment may not continue to grow at the same rate it has over the last decade. Further, we may not capture a material portion of enrollments, particularly since MA enrollment is increasingly concentrated amongst a small group of payors. Uncertainty over MA payment rates and enrollment presents a continuing risk to our business, particularly in recent years, as MA payment rates have been subjected to increased scrutiny. We are unable to determine how any future federal spending cuts or other industry changes and reform will affect Medicare reimbursement and, accordingly, our business. There likely will continue to be legislative and regulatory proposals at the federal level directed at containing or lowering the cost of healthcare that, if adopted, could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Our inability to keep pace with changes in government regulations and the healthcare industry could constrain our ability to grow and could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

The CMS Innovation Center continues to test an array of alternative payment models that could impact our business, financial condition, cash flows and operations. For example, the CMS Innovation Center has created the Direct Contracting Model to allow a variety of different organizations called DCEs to negotiate directly with the government to manage traditional Medicare beneficiaries and share in the savings and losses generated from managing such beneficiaries. We, in conjunction with some of our physician partners, began participating in the Direct Contracting Model in certain geographies in 2021. The Direct Contracting Model’s economic structure, including risk adjustment methodologies, quality reporting and model timelines, has been built upon CMS’ experience with other programs, including MA and the Medicare Shared Savings Program, but also has new elements, such as a risk adjustment model developed specifically for use in the Direct Contracting Model. Likewise, the Direct Contracting Model rate book is based on the same methodology used for the MA rate book but has been modified in light of the characteristics of the Direct Contracting Model. Because the Direct Contracting Model is a new and evolving program, we are unable to determine how the Direct Contracting Model, or other alternative payment models promulgated by the CMS Innovation Center, will affect Medicare reimbursement and capitation benchmarks. For example, if the CMS Innovation Center fails to ensure the long-term predictability of revenue under the Direct Contracting Model, such reimbursement instability could adversely impact our business, financial condition, cash flows and operations. Additionally, if the CMS Innovation Center fails to streamline incentive program requirements for physicians across payment models, such conflicting requirements may impose additional compliance burdens on our affiliated physician partners’ practices, which may have a material adverse effect on process, quality and efficiency.

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

Additionally, in February 2022, the CMS Innovation Center announced that it is redesigning the Direct Contracting model and renaming it the ACO REACH Model. The CMS Innovation Center concurrently introduced a RFA for a new cohort to begin the model on January 1, 2023, and it announced that all current Direct Contracting model participants that meet ACO REACH requirements would be permitted to continue participating in the ACO REACH model as ACOs. The ACO REACH requirements outlined thus far include the development and implementation of a robust health equity plan to identify and better serve underserved communities; the requirement that at least 75% control of each ACO's governing body be held by participating providers or their designated representatives (compared to 25% during the first two Performance Years of the Direct Contracting model); and the requirement that there be at least two beneficiary advocates on the governing board (at least one Medicare beneficiary and at least one consumer advocate), both of whom must hold voting rights. We began our participation in the ACO REACH Model in January 2023, and these new requirements have not had a material impact on our current or future participation in this program, or inhibited our ability to continue and grow our participation in the model. In addition, the CMS Innovation Center announced that ACO REACH would include technical adjustments to the model’s parameters, including changes to benchmark calculations. The overall effect of these changes has been minimal thus far.

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

We may be subject to regulatory inquiries and corrective action plans imposed by our payors and may be required to contribute a material amount of risk-bearing capital to our local operating subsidiaries.

We may be subject to regulatory inquiries and corrective action plans imposed by our payors and we may be audited by payors and regulatory bodies. In some cases, payors and regulatory bodies have required us to contribute a material amount of risk-bearing capital to our local operating subsidiaries in the form of letters of credit or restricted deposits, and we expect that payors and regulatory bodies will continue to require us to contribute risk-bearing capital going forward. There is also a risk that such risk-bearing capital amounts may be increased in the future as a result of regulatory changes, changes in performance by our local operating subsidiaries and physician partners and expansion of our business.

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

Legal and Regulatory Risks

The healthcare industry is heavily regulated at the federal, state and local levels and government authorities may determine that we fail to comply with applicable laws or regulations and take actions against us.

As a company involved in the healthcare industry with substantially all of our revenue derived from government programs, our business activities are subject to substantial governmental regulation. There are significant costs involved in complying with these laws and regulations. If we are found to have violated any applicable laws or regulations, we could be subject to civil or criminal damages, fines, sanctions or penalties, including exclusion from participation in government healthcare programs, such as Medicare, and we may be required to change our method of operations and business strategy. These consequences could be the result of our prior or current conduct, and prior to existing physician partners joining our network. We have in the past incurred, and may in the future incur, significant costs to defend ourselves if we become the subject of an investigation or legal proceeding alleging a violation of these laws and regulations. A federal, state or local government could determine that we are not operating in accordance with the law. Further, it is unknown, whether, when or how the laws, or the interpretation thereof, will change in the future and impact our business, financial condition, cash flows, and results of operations.

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

The laws and regulations applicable to our business are complex, changing and often subject to varying interpretations. As a result, we may not be able to adhere to all applicable laws and regulations. Any violation or alleged violation of any of these laws or regulations by us or our affiliates, or our physician partners or payors, could have a material adverse effect on our business, financial condition, cash flows, and results of operations. We may in the future be a party to various and material lawsuits, demands, claims, qui tam suits, government investigations and audits, of which any could result in, among other things, substantial financial penalties or awards against us, reputational harm, termination of relationships or contracts related to our business, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare and other healthcare programs and possible criminal penalties.

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

A central component of our clinical and operational strategy is to encourage alignment with our physician partners so as to incentivize them to increase the quality of care while appropriately managing overall costs and participate in various care management and care coordination programs. Such alignment is often achieved through the design of risk or other incentive pools, with gating quality metrics that participating physicians must first satisfy before being allowed to share in cost savings. In other instances, we may support the delivery of care through a number of means, such as the provision of additional capital to improve and enhance the delivery of quality of care and improve access to quality care or by entering into a joint venture with a physician partner and other healthcare entities.

All such arrangements can implicate, and must be structured to be in compliance with, all applicable federal and state fraud and abuse laws including the federal Anti-Kickback Statute and the Stark Law. See “Business—Healthcare and Other Applicable Regulatory Matters—Federal and State Anti-Kickback Statutes” and “Business—Healthcare and Other Applicable Regulatory Matters—Stark Law” in Item 1.

The laws and regulations are complex, and we may not be successful in structuring our arrangements in compliance with them. Should government regulatory or enforcement authorities find any arrangement to be out of compliance with such laws or regulations, then criminal, civil and administrative penalties could be imposed on us or on our physician partners and affiliated entities.

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

Medicare product marketing and sales activities are regulated by CMS and the states in which we operate. Medicare Managed Care marketing requirements are outlined in the Medicare Marketing Guidelines, a sub-regulatory guidance document updated annually. CMS has oversight over all MA marketing materials and outreach activities. To maintain appropriate beneficiary safeguards while not impeding the physician-patient relationship, the Medicare Marketing Guidelines set forth acceptable activities in the healthcare setting. For example, payors may not allow contracted physicians to accept/collect scope of appointment forms but may allow contracted physicians to make available communication materials regarding MA plans in areas where care is being delivered. Notably, CMS’s 2022 Proposed Rule includes, among other things, significant new MA marketing requirements and modifications. CMS’s proposals are a response to increased congressional and press attention to MA marketing practices, including a 2022 US Senate Finance Committee report that detailed deceptive marketing practices by MA plans; the report urged CMS to take action to protect Medicare beneficiaries. The 2022 Proposed Rule includes more than 20 distinct changes to the marketing regulations as well as broad-ranging proposals that address potentially misleading advertising. In addition, through our participation in the CMS Innovation Center Direct Contracting Model, we (either as a DCE or as a service provider to our physician partners who are participating in the model) must comply with provisions in the participation agreements with CMS regarding marketing and outreach activities. For example, DCEs must have their plans for marketing activities approved by CMS and are prohibited from engaging in some forms of marketing activities such as door-to-door solicitation. Similarly, state laws governing managed care organizations also address allowable marketing and enrollee communication practices.

Marketing and outreach activities undertaken in the healthcare industry—whether undertaken by or on behalf of providers and payors—are subject to a complex web of laws and regulations designed to prevent fraud and abuse.

See “Business—Healthcare and Other Applicable Regulatory Matters—Federal and State Anti-Kickback Statutes” and “Business—Healthcare and Other Applicable Regulatory Matters—Civil Monetary Penalties Statute” in Item 1. Our physician partners and the payors with which we contract risk violating applicable state and federal fraud and abuse laws—including the Anti-Kickback Statute and CMPL—and laws governing marketing and member outreach (e.g., the Medicare Marketing Guidelines). Failure to comply with such laws can lead to severe penalties, including sanctions, fees, civil monetary penalties, imprisonment and exclusion from participation in federal healthcare programs. The imposition of such penalties against our physician partners or the payors with which we contract, could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

We incur substantial costs related to ordinary-course compliance with HIPAA and the HITECH Act. Such compliance could also require us to change our practices in a manner adverse to our business. Failure to comply with any applicable standards regarding patient privacy, or data privacy and data security more generally, may subject us to penalties, including significant civil monetary penalties and, in some circumstances, criminal penalties. In addition, any such failures may injure our reputation and adversely affect our ability to retain customers and attract new customers. Even an unsuccessful challenge by regulatory authorities could result in adverse publicity and could require a costly response. Additionally, on December 1, 2022, OCR issued guidance on the use of tracking technologies on websites and mobile applications, indicating that certain information collected from websites and applications may implicate HIPAA. Although HIPAA does not itself provide a private right of action, it is commonly cited in consumer actions that allege improper use and disclosure of sensitive patient data: use of tracking technologies, such as cookies, web beacons, and pixels, by covered entities or their business associates has recently been subject to class action lawsuits alleging improper disclosure of patient information. Any of the foregoing consequences could have a material adverse impact on our business, financial condition, cash flows, and results of operations.

Certain failures or non-compliance by our physician partners under these laws could result in their being required as covered entities to report to governmental authorities and patients, implement expensive corrections and pay civil penalties. For example, we note that in 2019, the Office of Civil Rights announced the creation of its Right of Access Initiative, intended to support individuals’ right of timely access to their health records. Since the creation of the Right of Access Initiative, there has been substantial enforcement activity related to covered entities’ alleged failures to provide individuals with timely access to their health records. To the extent the physician partners’ non-compliance with HIPAA rules and regulations impacts members who are attributed to our RBEs (e.g., through the loss of PHI or failure to provide timely access to health records), or otherwise implicates our data processing or billing operations, we could suffer reputational harm or a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

Our Credit Facilities contain covenants that, among other things, restrict the ability of our subsidiary agilon health management, inc. (“agilon management”) and its subsidiaries to:

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

•
enter into lines of business.

agilon management and its subsidiaries account for substantially all of our assets and total liabilities. Consequently, the restrictions in the Credit Facilities may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We may be unable to refinance our indebtedness, at maturity or otherwise, on terms acceptable to us or at all.

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

For example, we are currently contractually required, and may in the future be required by state laws or regulations, to maintain specific prescribed minimum amounts of capital in certain subsidiaries. When we enter into a new payor contract, we are typically required by the payor to contribute risk-bearing capital to the local operating subsidiary. This typically takes the form of letters of credit or restricted deposits, or the payor may retain a percentage of the capitation payments due under the applicable contract. Risk-bearing capital required by payors varies by payor and geography. In addition, the agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to us. Furthermore, our subsidiaries are permitted under the terms of the Credit Facilities to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our results of business, financial condition, cash flows and results of operations could be materially and adversely affected.

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

From August 12, 2022, CD&R Investor no longer controlled a majority of the voting power of our outstanding common stock, and we ceased to be a “controlled company” within the meaning of the NYSE corporate governance standards. As a result, the NYSE rules require that we have a majority of independent directors on our board of directors within one year of the date we no longer qualified as a “controlled company,” have at least one independent director on each of the Compensation and Nominating and Governance Committees on the date we no longer qualified as a “controlled company,” at least a majority of independent directors on each of the Compensation and Nominating and Governance Committees within 90 days of such date and the Compensation and Nominating and Governance Committees composed entirely of independent directors within one year of such date and perform an annual performance evaluation of the Nominating and Governance and Compensation Committees. During this transition period, we may continue to utilize the available exemptions from certain corporate governance requirements as permitted by the NYSE rules and we presently do not have a majority of independent directors, our Nominating and Governance Committee and Compensation Committees do not consist entirely of independent directors and such committees may not be subject to annual performance evaluations during the transition period. Accordingly, during the transition period, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules and requirements of the NYSE discussed herewith. Furthermore, a change in our board of directors and committee membership may result in a change in corporate strategy and operation philosophies, and may result in deviations from our current strategy.

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

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports and, as a result, our common stock price may be adversely affected and we may be unable to maintain compliance with NYSE listing requirements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.

In connection with our year-end assessment of internal control over financial reporting, we identified material weaknesses in our internal control over financial reporting as of December 31, 2022. For a discussion of our internal control over financial reporting and a description of the identified material weaknesses, see Part II, Item 9A, “Controls and Procedures.”

As further described in Item 9A “Controls and Procedures - Management’s Report on Internal Control Over Financial Reporting and Remediation of the Material Weaknesses in Internal Control Over Financial Reporting,” we are undertaking steps to improve our internal control over financial reporting. We expect that we will need to improve existing operational and financial systems, procedures and controls, and implement new ones, to manage our future business effectively. However, we may not be successful in making the improvements necessary to remediate the material weaknesses identified by management or be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies or material weaknesses in the future. Any implementation delays, or disruption in the transition to new or enhanced systems, procedures or controls, could harm our ability record and report financial and management information on a timely and accurate basis. If our remedial measures are insufficient to address the material weaknesses, or if significant deficiencies or material weaknesses in our internal control over financial reporting are discovered or occur in the future, it may adversely affect us.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2022, we leased approximately 147,000 gross square feet relating to 16 office facilities. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

ITEM 3. Legal Proceedings

See “Legal Proceedings” section of Note 12 to the Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

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

Holders of Common Stock

At February 24, 2023, we had 772 stockholders of record of common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record present here also do not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

During the fiscal year ended December 31, 2022, we issued 247,200 legacy director restricted stock units for retirement and amendment. The issuances of these securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the year ended December 31, 2022.

Performance Graph

The graph and table below compare the cumulative total return of agilon, the S&P 500, and the S&P 500 Health Care Index from April 15, 2021 (the date our common stock began trading on the NYSE) to December 31, 2022. Total cumulative return is based on a $100 investment and assumes reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

RATE OF RETURN TREND COMPARISON

April 15, 2021–DECEMBER 31, 2022

(April 15, 2021 = $100)

Performance Graph Total Stockholder Return

$200
$175
$150
$125
$100
$75
$50
$25
$0
4/15/21
6/30/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
AGL
S&P 500
S&P 500 Health Care

	4/15/21	6/30/21	9/30/21	12/31/21	3/31/22	6/30/22	9/30/22	12/31/22
agilon health, inc.	$100	$176	$114	$117	$110	$95	$102	$70
S&P 500	100	104	105	117	111	93	89	96
S&P 500 Health Care	100	107	108	120	117	110	105	118

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
•
Key Financial and Operating Metrics
•
Key Components of Our Results of Operations
•
Results of Operations
•
Non-GAAP Financial Measures
•
Liquidity and Capital Resources
•
Critical Accounting Estimates

Overview and Key Developments

Our business is transforming healthcare by empowering the PCP to be the agent for change in the communities they serve. We believe that PCPs, with their intimate patient-physician relationships, are best positioned to drive meaningful change in quality, cost, and patient experience when provided with the right infrastructure and payment model. Through our combination of the agilon platform, a long-term partnership model with existing physician groups and a growing network of like-minded physicians, we are poised to revolutionize healthcare for seniors across communities throughout the United States. Our purpose-built model provides the necessary capabilities, capital and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. Our model operates by forming RBEs within local geographies, that enter into arrangements with payors providing for monthly payments to manage the total healthcare needs of our physician partners’ attributed patients (or, global capitation arrangements), contract with agilon to perform certain functions and enter into long-term professional service agreements with one or more anchor physician groups pursuant to which the anchor physician groups receive a base compensation rate and share in the savings from successfully improving quality of care and reducing costs.

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

2022 Results:

•
Medicare Advantage members of approximately 269,500 as of December 31, 2022 increased 45% from 2021.
•
DCE attributed beneficiaries of approximately 89,000 as of December 31, 2022 increased 72% from 2021.
•
Total revenue of $2.7 billion increased 48% from 2021.
•
Net loss of $107 million, compared to $407 million in 2021. 2021 includes the impact of $292 million in non-cash stock-based compensation expense, substantially all of which relates to shares issued under partner physician group equity agreements in connection with our IPO in April 2021.

•
Medical Margin of $305 million, compared to $182 million in 2021.
•
Adjusted EBITDA of positive $4 million, compared to negative $39 million in 2021.

Platform Membership Details

Medicare Advantage members increased 45% during 2022, which includes contributions from new geographies and growth within geographies existing prior to 2022. Total members live on the agilon platform include 269,500 Medicare Advantage members and 89,000 attributed Direct Contracting beneficiaries. Average Medicare Advantage membership during 2022 was approximately 263,900.

COVID-19

We continue to monitor and assess the estimated operating and financial impact of COVID-19. Future developments, such as the severity and duration of new COVID-19 variants, COVID-19’s impact on the U.S. economy, consumer behavior and health care utilization patterns, and the timing, scope, and impact of legislation as well as other federal, state, and local governmental responses to the pandemic could introduce new uncertainties to care patterns and our business. During the year ended December 31, 2022, overall care was near normal baseline levels, with certain areas of care at or approaching seasonal baselines. Future care patterns and acuity may temporarily rise due to missed regular care.

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

We monitor the following key financial and operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business (dollars in thousands):

	As of and for the Year Ended December 31,
	2022	2021	2020
MA members	269,500	186,300	131,000
Medical services revenue	$2,704,396	$1,829,735	$1,214,270
Medical margin	$304,598	$182,076	$192,393
Platform support costs	$146,481	$123,521	$99,943
Income (loss) from operations	$(120,431)	$(393,952)	$(56,673)
Network contribution(1)	$132,322	$84,578	$99,016
Net income (loss)	$(106,864)	$(406,787)	$(60,052)
Adjusted EBITDA(1)	$4,251	$(38,619)	$5,827

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

The following table presents our medical margin (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Medical services revenue	$2,704,396	$1,829,735	$1,214,270
Medical services expense	(2,399,798)	(1,647,659)	(1,021,877)
Medical margin	$304,598	$182,076	$192,393

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

The table below represents costs to support our live geographies and enterprise functions, which are included in general and administrative expenses (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Platform support costs	$146,481	$123,521	$99,943
% of Revenue	5%	7%	8%

Income (Loss) From Operations and Network Contribution

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

The following table presents our network contribution (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Medical services revenue	$2,704,396	$1,829,735	$1,214,270
Medical services expense	(2,399,798)	(1,647,659)	(1,021,877)
Other medical expenses - operating geographies(1)	(172,276)	(97,498)	(93,377)
Network contribution	$132,322	$84,578	$99,016

(1)
Represents physician compensation expense related to surplus sharing and other direct medical expenses incurred to improve care for our members in our live geographies. Excludes costs in geographies that are in implementation and are not yet generating revenue. For the years ended December 31, 2022, 2021, and 2020, costs incurred in implementing geographies were $23.9 million, $12.0 million and $8.9 million, respectively.

See “—Non-GAAP Financial Measures” for information regarding our use of network contribution and a reconciliation of income (loss) from operations to network contribution.

Net Income (Loss) and Adjusted EBITDA

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

Medical services revenue constitutes substantially all of our total revenue for the years ended December 31, 2022, 2021, and 2020.

For additional discussion related to our revenue, see “—Critical Accounting Estimates” and Note 2 to the Consolidated Financial Statements.

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

For additional discussion related to our medical services expense, see “—Critical Accounting Estimates” and Note 2 to the Consolidated Financial Statements.

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

General and Administrative

General and administrative expenses consist of market-based support personnel and other operating costs to support our geographies, personnel and other operating costs to support our enterprise functions, and investments to support development and expansion of our physician partners. Our enterprise functions include salaries and related expenses, stock-based compensation (including shares issued under partner physician group equity agreements), operational support expenses, technology infrastructure, finance, legal, as well as other costs associated with the continued growth of our platform. For the purposes of calculating physician partner incentive expense, we allocate a portion of our enterprise general and administrative expenses to our geographies.

General and administrative expenses also include severance, management fees paid to our largest shareholder prior to our IPO and accruals for unasserted claims.

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

Other Income (Expense), Net

Other income (expense), net includes the following items:

•
Equity income (loss) from unconsolidated joint ventures; and
•
Interest income, which consists primarily of interest earned on our cash and cash equivalents, restricted cash and cash equivalents, and marketable securities, including amortization/accretion of discount/premium.

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

Total Discontinued Operations

Total discontinued operations consist of the results of our California operations, which include the entirety of our Medicaid line of business. For certain of our California divestiture transactions, we continue to be responsible for any liabilities arising from the business that were incurred prior to the closing date of such transaction, including any fines, penalties, and other sanctions, the payment of claims for medical services incurred prior to the effective date of each transaction, a liability for unrecognized tax benefits for which we are indemnified, and other contingent liabilities that we currently believe are remote. For additional discussion, see Note 20 to the Consolidated Financial Statements.

Results of Operations

The following table summarizes key components of our results of operations (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues:
Medical services revenue	$2,704,396	$1,829,735	$1,214,270
Other operating revenue	3,815	3,824	4,063
Total revenues	2,708,211	1,833,559	1,218,333
Expenses:
Medical services expense	2,399,798	1,647,659	1,021,877
Other medical expenses	196,127	109,487	102,306
General and administrative (including noncash stock-based compensation expense of $28,381, $292,394, and $6,472, respectively)	218,945	455,821	137,292
Depreciation and amortization	13,772	14,544	13,531
Total expenses	2,828,642	2,227,511	1,275,006
Income (loss) from operations	(120,431)	(393,952)	(56,673)
Other income (expense):
Other income (expense), net	24,725	(4,500)	2,465
Gain (loss) on lease terminations	(5,458)	—	—
Interest expense	(4,525)	(6,146)	(8,135)
Income (loss) before income taxes	(105,689)	(404,598)	(62,343)
Income tax benefit (expense)	(1,640)	(886)	(865)
Income (loss) from continuing operations	(107,329)	(405,484)	(63,208)
Discontinued operations:
Income (loss) before impairments, gain (loss) on sales and income taxes	491	(3,463)	(20,049)
Gain (loss) on sales of assets, net	—	473	20,401
Income tax benefit (expense)	(26)	1,687	2,804
Total discontinued operations	465	(1,303)	3,156
Net income (loss)	(106,864)	(406,787)	(60,052)
Noncontrolling interests’ share in (earnings) loss	311	300	—
Net income (loss) attributable to common shares	$(106,553)	$(406,487)	$(60,052)

The following table summarizes our results of operations as a percentage of total revenues:

	Year Ended December 31,
	2022	2021	2020
Revenues:
Medical services revenue	100%	100%	100%
Other operating revenue	—	—	—
Total revenues	100	100	100
Expenses:
Medical services expense	89	90	84
Other medical expenses	7	6	8
General and administrative (including noncash stock-based compensation expense of 1%, 16%, and 1%, respectively)	8	25	11
Depreciation and amortization	1	1	1
Total expenses	104	121	105
Income (loss) from operations	(4)	(21)	(5)
Other income (expense):
Other income (expense), net	1	—	—
Gain (loss) on lease terminations	—	—	—
Interest expense	—	—	(1)
Income (loss) before income taxes	(4)	(22)	(5)
Income tax benefit (expense)	—	—	—
Income (loss) from continuing operations	(4)	(22)	(5)
Discontinued operations:
Income (loss) before impairments, gain (loss) on sales and income taxes	—	—	(2)
Gains (losses), net	—	—	2
Income tax benefit (expense)	—	—	—
Total discontinued operations	—	—	—
Net income (loss)	(4)	(22)	(5)
Noncontrolling interests’ share in (earnings) loss	—	—	—
Net income (loss) attributable to common shares	(4)%	(22)%	(5)%

Comparison of Year Ended December 31, 2022 and 2021

Medical Services Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Medical services revenue	$2,704,396	$1,829,735	$874,661	48%
% of total revenues	100%	100%

Medical services revenue increased by 48%, due primarily to growth in average membership of 45% that was attributable to six new geographies that became operational in 2022 and growth in our existing geographies. The increase in medical services revenue was also driven, to a lesser extent, by a 2% increase in PMPM capitation rates.

Medical Services Expense

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Medical services expense	$2,399,798	$1,647,659	$752,139	46%
% of total revenues	89%	90%

Medical services expense increased by 46% due primarily to average membership growth of 45%, which was attributable to six new geographies that became operational in 2022 and growth in our existing geographies. Average medical services expense per member remained relatively flat compared to prior year.

Other Medical Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Other medical expenses	$196,127	$109,487	$86,640	79%
% of total revenues	7%	6%

Other medical expenses increased by $86.6 million, or 79%, for the year ended December 31, 2022 compared to 2021. Partner physician compensation expense increased by $42.8 million to $95.0 million in 2022 compared to $52.2 million in 2021 as a result of six new geographies that became operational in 2022 and growth in our existing geographies. Other provider costs increased by $43.9 million to $101.2 million in 2022 compared to $57.3 million in 2021, as the number of geographies and members on our platform increased in 2022. Other provider costs in 2022 include $23.9 million related to geographies that became operational in January 2023, while other provider costs in 2021 include $12.0 million of costs related to geographies that became operational in 2022.

General and Administrative

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
General and administrative	$218,945	$455,821	$(236,876)	(52)%
% of total revenues	8%	25%

General and administrative expenses decreased $236.9 million, or 52%, for the year ended December 31, 2022 compared to 2021. Substantially all of the year-over-year decrease in general and administrative expenses is attributable to a $264.0 million decrease in non-cash stock-based compensation expense, which was largely related to shares issued under partner physician group equity agreements in connection with our IPO in April 2021 and the satisfaction of a performance condition associated with certain stock options in the third quarter of 2021.

Operating costs to support our live geographies and enterprise functions (platform support costs) increased by $23.0 million to $146.5 million in 2022 compared to $123.5 million in 2021 due primarily to growth in operating costs incurred to support geographies that became operational in 2022. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased to 5% for the year ended December 31, 2022 compared to 7% for the same period in 2021. Investments to support geography entry increased to $43.9 million in 2022, compared to $20.6 million in 2021 due to increased costs associated with our geographies that become operational in the following calendar year.

In aggregate, costs incurred for severance, fees paid to our largest shareholder (pursuant to a consulting agreement, which terminated prior to the IPO), and accruals for unasserted claims and contingent liabilities decreased by $19.1 million primarily as a result of a reduction in reserves for certain contingent liabilities and severance.

Other income (expense), net

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Other income (expense), net	$24,725	$(4,500)	$29,225	649%
% of total revenues	1%	—%

Other income (expense), net generated income of $24.7 million for the year ended December 31, 2022 compared to expenses of $4.5 million in 2021. Equity income from our DCE investments increased $17.7 million as a result of new investments in 2022 and a full year of operations from our existing DCE investments, which became operational in April 2021. Interest income increased $13.8 million primarily as a result of our marketable securities investments in 2022.

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

In aggregate, (i) costs incurred for severance, which include taxes and related costs on stock option exercises for departed executives, (ii) fees paid to our largest shareholder, and (iii) accruals for unasserted claims and contingent liabilities increased to $19.3 million in 2021, compared to $12.9 million in 2020.

Other income (expense), net

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Other income (expense), net	$(4,500)	$2,465	$(6,965)	(283)%
% of total revenues	—%	—%

Other income (expense), net generated expenses of $4.5 million for the year ended December 31, 2021 compared to income of $2.5 million in 2020. Substantially all of the expense increase relates to equity losses of $7.1 million in connection with our DCE investments, which became operational in April 2021.

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

The following table sets forth a reconciliation of income (loss) from operations to network contribution using data derived from the consolidated financial statements for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Income (loss) from operations	$(120,431)	$(393,952)	$(56,673)
Other operating revenue	(3,815)	(3,824)	(4,063)
Other medical expenses	196,127	109,487	102,306
Other medical expenses (live geographies)(1)	(172,276)	(97,498)	(93,377)
General and administrative	218,945	455,821	137,292
Depreciation and amortization	13,772	14,544	13,531
Network contribution	$132,322	$84,578	$99,016

(1)
Represents physician compensation expense related to surplus sharing and other direct medical expenses incurred to improve care for our members in our live geographies. Excludes costs in geographies that are in implementation and are not yet generating revenue. For the years ended December 31, 2022, 2021, and 2020, costs incurred in implementing geographies were $23.9 million, $12.0 million, and $8.9 million, respectively.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA using data derived from the consolidated financial statements for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(106,864)	$(406,787)	$(60,052)
(Income) loss from discontinued operations, net of income taxes	(465)	1,303	(3,156)
Interest expense	4,525	6,146	8,135
Income tax expense (benefit)	1,640	886	865
Depreciation and amortization	13,772	14,544	13,531
(Gain) loss on lease terminations	5,458	—	—
Geography entry costs(1)	67,741	32,572	27,100
Severance and related costs(2)	2,470	12,861	4,009
Management fees(3)	—	433	1,530
Stock-based compensation expense	28,381	292,394	6,472
EBITDA adjustments related to equity method investments(4)	3,737	1,736	—
Other(5)	(16,144)	5,293	7,393
Adjusted EBITDA	$4,251	$(38,619)	$5,827

(1)
Represents direct geography entry costs, including investments to develop and expand our platform and costs in geographies that are in implementation and are not yet generating revenue. For the years ended December 30, 2022, 2021, and 2020, (i) $23.9 million, $12.0 million, and $8.9 million, respectively, are included in other medical expenses and (ii) $43.9 million, $20.6 million, and $17.9 million respectively, are included in general and administrative expenses.
(2)
For the years ended December 31, 2022 and 2021, includes taxes and related costs on stock option exercises for departed executives of $2.0 million and $5.4 million, respectively.
(3)
Represents management fees and other expenses paid to Clayton Dubilier & Rice, LLC (“CD&R”) prior to our initial public offering ("IPO"). In connection with our IPO, we terminated our consulting agreement with CD&R, effective April 16, 2021. We were not charged a fee in connection with the termination of this agreement.
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

As of December 31, 2022, we had cash and cash equivalents of $497.1 million and investments in marketable securities of $411.9 million.

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

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows. The following table sets forth changes in cash flows for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$(130,808)	$(148,159)	$(53,204)
Net cash provided by (used in) investing activities	(444,388)	(90,506)	22,066
Net cash provided by (used in) financing activities	28,056	1,154,390	24,621

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities was $130.8 million for the year ended December 31, 2022 compared to $148.2 million and $53.2 million for the years ended December 31, 2021 and 2020, respectively. The decrease in net cash used in operating activities in 2022 compared to 2021 was primarily a result of the increase in medical margin contributed from new and existing geographies, partially offset by increased provider costs, including partner physician incentive expenses and the timing of settlements with payors from new and existing geographies. The increase in net cash used in operating activities in 2021 compared to 2020 was primarily a result of: (i) the transition of claims payment services back to the health plan for one of our capitation contracts effective January 1, 2021, (ii) higher geography entry costs, (iii) accelerated timing of claims payments in certain markets, and (iv) an increase in general and administrative expenses, including prepayments related to public company insurance, partially offset by lower cash used in our California operations. Additionally, 2020 benefitted from lower claims payments due to reduced utilization as a result of the impact of COVID-19.

Our cash flow from operations is dependent upon the number of members on our platform, the timing of settlements with payors and the level of operating and general and administrative expenses necessary to operate and grow our business, among other factors.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities was $444.4 million for the year ended December 31, 2022 compared to $90.5 million and $22.1 million for the years ended and December 31, 2021 and 2020, respectively. The increase in net cash used in investing activities in 2022 compared to 2021 was due primarily to investments in marketable securities of $458.3 million during 2022. The increase in net cash used in investing activities in 2021 compared to 2020 was due primarily to $76.8 million, net in loans we provided to our physician partner groups in connection with taxes payable on shares distributed to them upon completion of the IPO under the partner physician group equity agreements and a $13.4 million increase in investments in property and equipment and intangible assets.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $28.1 million for the year ended December 31, 2022 compared to $1.2 billion and $24.6 million for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2022, we received net proceeds of $33.1 million from the exercise of stock options. In February 2021, we refinanced our existing debt with a $100.0 million term loan, receiving net proceeds of $30.1 million. In April 2021, we received net proceeds of approximately $1.2 billion upon the completion of our IPO, after deducting underwriting discounts and commissions and offering costs. Upon completion of our IPO in April 2021, we repaid $50.0 million of the term loan as required under the terms of our credit facility. During the year ended December 31, 2020, we raised net proceeds of $34.4 million from private sales of our common stock, including stock option exercises, and repurchased $6.7 million of common stock.

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

For additional discussion on our debt obligations, see Note 11 to the Consolidated Financial Statements for additional information about our outstanding debt.

Equity

As of December 31, 2022, we had 412.4 million shares of common stock outstanding. See Note 13 to the Consolidated Financial Statements for additional information about our equity transactions.

Future Cash Requirements

The following table summarizes certain estimated future cash requirements under the Company’s various contractual obligations and commitments as of December 31, 2022, in total and disaggregated into current and long-term obligations (dollars in thousands):

	Total	Current	Long-Term
Term loan(1)	$43,750	$5,000	$38,750
Operating leases(2)	15,950	3,840	12,110
Capital commitments(3)	134,835	112,092	22,743
Interest(1)	12,048	5,845	6,203
Total	$206,583	$126,777	$79,806

(1)
See Note 11 for additional information regarding the maturities of debt principal. Interest payments on debt are calculated using outstanding balances and interest rates in effect on December 31, 2022.
(2)
See Note 6 for additional information regarding the maturity of lease liabilities under operating leases.
(3)
See Note 12 for additional information regarding capital commitments to physician partners to support physician partner expansion and related purposes.

The table above does not include future payments of claims to healthcare providers because certain terms of these payments are not determinable at December 31, 2022 (for example, the timing and volume of future medical services provided under capitation contracts).

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). Medical services revenue consists of capitation fees under contracts with various payors. Under the typical capitation arrangement, we are entitled to monthly PMPM fees to provide a defined range of healthcare services for MA health plan members attributed to our contracted physicians. PMPM fees are determined as a percent of the premium payors receive from CMS for these members. We generally accept full financial risk for members attributed to our contracted physicians, which means we are responsible for the cost of all healthcare services required by them. Contracts with payors are generally multi-year arrangements and have a single performance obligation that constitutes a series, as defined by ASC 606, to stand ready on a monthly basis to provide all aspects of necessary medical care to members for the contracted period. We recognize revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term.

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

We held cash, cash equivalents, restricted cash equivalents, and marketable securities of $919.6 million and $1.1 billion as of December 31, 2022 and 2021, respectively, consisting of bank deposits, certificates of deposits, money market funds, U.S. Treasury notes, and corporate debt securities. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our marketable securities. Declines in interest rates over time will reduce our investment income. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.

ITEM 8. Financial Statements and Supplementary Data

agilon health, inc.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-1
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020	F-5
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2021 and 2020	F-7
Consolidated Statements of Contingently Redeemable Common Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2022, 2021 and 2020	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	F-8
Notes to Consolidated Financial Statements	F-9
Schedule I—Registrant’s Financial Statements	F-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of agilon health, inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of agilon health, inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, contingently redeemable common stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedules in Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework),and our report dated March 1, 2023, expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Estimating Medicare Advantage risk adjustment revenue

Description of the Matter

As described in Note 2 to the consolidated financial statements, for the year ended December 31, 2022, the Company had $2,704 million in medical services revenue. Medical services revenue primarily consists of capitation fees under contracts with various Medicare Advantage payors. Under the typical capitation arrangement, the Company is entitled to monthly per-member, per-month (“PMPM”) fees to provide a defined range of healthcare services for Medicare Advantage health plan members attributed to the Company’s contracted primary care physicians. The transaction price for the Company’s capitation contracts is variable, as the PMPM fees to which the Company is entitled are subject to periodic adjustment under the Center for Medicare & Medicaid Services (“CMS”) risk adjustment payment methodology and it may take a significant amount of time for such PMPM fees, including the periodic adjustments, to finally get settled. Risk adjustment-related revenues are estimated using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved.

Auditing the Company’s estimation of variable consideration under the CMS risk adjustment methodology, specifically the CMS risk adjustment accrual, was especially challenging because the calculation involves subjective management assumptions about current members’ health status to determine the risk adjustment payment estimated to be received in the future.

How We Addressed the Matter in Our Audit

To test the estimation of variable consideration under the CMS risk adjustment methodology, our audit procedures included, among others, understanding and evaluating the subjective management assumptions used in management’s CMS risk adjustment accrual calculation. We evaluated the current members’ health status utilizing historical experience of the Company and by comparing a sample of members’ health status assumptions to underlying medical diagnosis data, and other relevant factors. We further reviewed the medical risk adjustment PMPMs on a market by market basis to evaluate consistency in management’s accruals. Additionally, we performed a review of prior period estimates using subsequent health plan data and evaluated management’s related disclosures.

Valuation of incurred but not reported claims

Description of the Matter

As of December 31, 2022, the Company’s medical claims and related payables totaled $347 million, substantially all of which related to the Company’s estimate for claims that have been incurred but have either not yet been received, processed, or paid and as such, not reported (“IBNR”). As discussed in Note 2 to the consolidated financial statements, management develops its IBNR liability estimate using actuarial methods commonly used by health insurance actuaries that include a number of factors and assumptions, including medical service utilization trends, changes in membership, observed medical cost trends, historical claims payment patterns and other factors.

Auditing management’s estimate of the IBNR liability was complex and required the involvement of actuarial specialists due to the highly judgmental nature of the factors and assumptions used in the measurement process. These assumptions have a significant effect on the valuation of the IBNR liability.

How We Addressed the Matter in Our Audit

To test the IBNR liability, our audit procedures included, among others, testing the completeness and accuracy of data used in the Company’s models by testing reconciliations of underlying claims and membership data recorded in source systems to the actuarial reserve models, and comparing claims to source documentation, including statements and claims data received from health plans. With the assistance of our actuarial specialists, we used the Company’s underlying claims, membership data and generally accepted actuarial methodologies used within the industry to develop an independent range of IBNR estimates and compared those estimates to management’s recorded IBNR liability. Additionally, we performed a review of prior period estimates using subsequent claims development, and we evaluated management’s IBNR disclosures.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2017.

Los Angeles, California

March 1, 2023

agilon health, inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$497,070	$1,040,039
Restricted cash and equivalents	10,610	14,781
Marketable securities	411,901	—
Receivables, net	497,574	293,407
Prepaid expenses and other current assets, net	34,119	18,968
Total current assets	1,451,274	1,367,195
Property and equipment, net	20,050	9,161
Intangible assets, net	67,680	55,398
Goodwill	41,540	41,540
Other assets, net	116,924	112,958
Total assets	$1,697,468	$1,586,252
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Medical claims and related payables	$346,727	$239,014
Accounts payable and accrued expenses	183,364	112,946
Current portion of long-term debt	5,000	5,000
Total current liabilities	535,091	356,960
Long-term debt, net of current portion	38,482	43,401
Other liabilities	83,286	94,295
Total liabilities	656,859	494,656
Commitments and contingencies
Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 412,385 and 400,095 shares issued and outstanding, respectively	4,124	4,001
Additional paid-in capital	2,106,886	2,045,572
Accumulated deficit	(1,064,230)	(957,677)
Accumulated other comprehensive income (loss)	(5,560)	—
Total agilon health, inc. stockholders' equity (deficit)	1,041,220	1,091,896
Noncontrolling interests	(611)	(300)
Total stockholders’ equity (deficit)	1,040,609	1,091,596
Total liabilities and stockholders’ equity (deficit)	$1,697,468	$1,586,252

The consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as agilon health, inc., together with its consolidated subsidiaries and variable interest entities (the “Company”), is the primary beneficiary of these VIEs. The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $703.3 million and $420.5 million as of December 31, 2022 and 2021, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $462.4 million and $282.0 million as of December 31, 2022 and 2021, respectively. See Note 18 for additional details.

See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Medical services revenue	$2,704,396	$1,829,735	$1,214,270
Other operating revenue	3,815	3,824	4,063
Total revenues	2,708,211	1,833,559	1,218,333
Expenses:
Medical services expense	2,399,798	1,647,659	1,021,877
Other medical expenses	196,127	109,487	102,306
General and administrative (including noncash stock-based compensation expense of $28,381, $292,394, and $6,472, respectively)	218,945	455,821	137,292
Depreciation and amortization	13,772	14,544	13,531
Total expenses	2,828,642	2,227,511	1,275,006
Income (loss) from operations	(120,431)	(393,952)	(56,673)
Other income (expense):
Other income (expense), net	24,725	(4,500)	2,465
Gain (loss) on lease terminations	(5,458)	—	—
Interest expense	(4,525)	(6,146)	(8,135)
Income (loss) before income taxes	(105,689)	(404,598)	(62,343)
Income tax benefit (expense)	(1,640)	(886)	(865)
Income (loss) from continuing operations	(107,329)	(405,484)	(63,208)
Discontinued operations:
Income (loss) before gain (loss) on sales and income taxes	491	(3,463)	(20,049)
Gain (loss) on sales of assets, net	—	473	20,401
Income tax benefit (expense)	(26)	1,687	2,804
Total discontinued operations	465	(1,303)	3,156
Net income (loss)	(106,864)	(406,787)	(60,052)
Noncontrolling interests’ share in (earnings) loss	311	300	—
Net income (loss) attributable to common shares	$(106,553)	$(406,487)	$(60,052)
Net income (loss) per common share, basic and diluted
Continuing operations	$(0.26)	$(1.09)	$(0.20)
Discontinued operations	$—	$—	$0.01
Weighted average shares outstanding, basic and diluted	408,154	372,931	323,462

See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(106,864)	$(406,787)	$(60,052)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(5,560)	—	—
Total comprehensive income (loss)	(112,424)	(406,787)	(60,052)
Comprehensive (income) loss attributable to noncontrolling interests	311	300	—
Total comprehensive income (loss) attributable to agilon health, inc.	$(112,113)	$(406,487)	$(60,052)

See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.

CONSOLIDATED STATEMENTS OF CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Contingently Redeemable Common Stock		Total Stockholders’ Equity (Deficit)
			Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Interests	(Deficit)
January 1, 2020	69,860	$281,000	246,743	$2,467	$256,643	$(491,138)	$—	$—	$(232,028)
Net income (loss)	—	—	—	—	—	(60,052)	—	—	(60,052)
Issuance of contingently redeemable common stock	6,341	28,500	—	—	(460)	—	—	—	(460)
Issuance of common stock	—	—	1,235	13	5,537	—	—	—	5,550
Repurchase of common stock	—	—	(1,500)	(15)	(6,727)	—	—	—	(6,742)
Exercises and vesting of stock-based awards	—	—	2,562	26	788	—	—	—	814
Settlement of stock-based liabilities	—	—	334	3	1,497	—	—	—	1,500
Stock-based compensation expense	—	—	—	—	6,688	—	—	—	6,688
January 1, 2021	76,201	$309,500	249,374	$2,494	$263,966	$(551,190)	$—	$—	$(284,730)
Net income (loss)	—	—	—	—	—	(406,487)	—	(300)	(406,787)
Reclassification of contingently redeemable common stock in connection with IPO	(76,201)	(309,500)	76,201	762	308,738	—	—	—	309,500
Issuance of common stock in connection with IPO, net of offering costs	—	—	53,590	536	1,162,597	—	—	—	1,163,133
Issuance of common stock under partner physician group equity agreements upon IPO	—	—	11,672	117	268,350	—	—	—	268,467
Exercises and vesting of stock-based awards	—	—	9,258	92	17,994	—	—	—	18,086
Stock-based compensation expense	—	—	—	—	23,927	—	—	—	23,927
January 1, 2022	—	$—	400,095	$4,001	$2,045,572	$(957,677)	$—	$(300)	$1,091,596
Net income (loss)	—	—	—	—	—	(106,553)	—	(311)	(106,864)
Other comprehensive income (loss)	—	—	—	—	—	—	(5,560)	—	(5,560)
Exercise of stock options	—	—	11,923	119	33,768	—	—	—	33,887
Vesting of restricted stock units	—	—	404	4	(4)	—	—	—	—
Shares withheld related to net share settlement	—	—	(37)	—	(831)	—	—	—	(831)
Stock-based compensation expense	—	—	—	—	28,381	—	—	—	28,381
December 31, 2022	—	$—	412,385	$4,124	$2,106,886	$(1,064,230)	$(5,560)	$(611)	$1,040,609

See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(106,864)	$(406,787)	$(60,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,772	14,670	14,099
Stock-based compensation expense	28,381	292,394	6,688
Loss on debt extinguishment	—	1,590	—
Loss (income) from equity method investments	(10,720)	6,766	(514)
Deferred income taxes and uncertain tax positions	532	(3,231)	(2,809)
Release of indemnification assets	553	1,705	3,475
(Gain) loss on sale of assets, net	—	(473)	(20,401)
Distributions of earnings from equity method investments	—	174	—
Other non-cash items	2,973	58	(162)
Changes in operating assets and liabilities:
Receivables, net	(204,167)	(149,041)	(59,381)
Prepaid expense and other current assets	(16,620)	(3,916)	(5,085)
Other assets	(205)	3,931	(1,977)
Medical claims and related payables	107,713	76,339	42,383
Accounts payable and accrued expenses	65,736	19,360	24,922
Other liabilities	(11,892)	(1,698)	5,610
Net cash provided by (used in) operating activities	(130,808)	(148,159)	(53,204)
Cash flows from investing activities:
Purchase of property and equipment	(15,426)	(6,564)	(1,775)
Purchase of intangible assets	(17,235)	(6,862)	(575)
Investments in loans receivable and other	(6,510)	(82,831)	(3,847)
Investments in marketable securities	(458,265)	—	—
Proceeds from maturities and sales of marketable securities and other	52,548	7,095	2,058
Proceeds from sale of business and property, net of cash divested	500	(1,344)	26,205
Net cash provided by (used in) investing activities	(444,388)	(90,506)	22,066
Cash flows from financing activities:
Proceeds from initial public offering	—	1,170,942	—
Proceeds from other equity issuances, net	33,056	18,086	34,404
Repurchase of shares, net	—	—	(6,742)
Proceeds from the issuance of long-term debt	—	100,000	—
Repayments of long-term borrowings and other	(5,000)	(119,899)	(3,041)
Equity and debt issuance costs and other	—	(14,739)	—
Net cash provided by (used in) financing activities	28,056	1,154,390	24,621
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	(547,140)	915,725	(6,517)
Cash, cash equivalents and restricted cash and equivalents from continuing operations, beginning of year	1,054,820	135,178	139,152
Cash, cash equivalents and restricted cash and equivalents from discontinued operations, beginning of year	—	3,917	6,460
Cash, cash equivalents and restricted cash and equivalents, beginning of year	1,054,820	139,095	145,612
Cash, cash equivalents and restricted cash and equivalents from continuing operations, end of year	507,680	1,054,820	135,178
Cash, cash equivalents and restricted cash and equivalents from discontinued operations, end of year	—	—	3,917
Cash, cash equivalents and restricted cash and equivalents, end of year	$507,680	$1,054,820	$139,095

See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business

Description of Business

agilon health, inc., together with its consolidated subsidiaries and variable interest entities (the “Company”), through its purpose-built model provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. The Company also operates an independent practice association (“IPA”) in Hawaii. As of December 31, 2022, the Company, through its contracted physician networks, provided care to approximately 269,500 Medicare Advantage ("MA") members enrolled with private health plans in eight states. agilon health, inc. was incorporated in the state of Delaware in April 2017.

The following provides information regarding the Company’s recent strategic partnerships to deliver healthcare services:

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
•
On April 1, 2021, the Company, in collaboration with seven of its physician group partners, launched five Direct Contracting Entities (“DCE”) that are participating in the Center for Medicare & Medicaid Innovation’s (“CMMI”) Direct Contracting Model.
•
Beginning January 1, 2022, the Company also began operating three additional DCEs, in collaboration with five of its physician group partners, which is being redesigned and renamed the Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model beginning in 2023.
•
During 2022, the Company entered into strategic partnerships to further expand its operations beginning January 1, 2023 into: (i) Portland, Maine; (ii) St. Paul, Minnesota; (iii) Charleston, South Carolina; and (iv) Jackson, Tennessee, along with additional partnerships in the Company’s existing North Carolina, Michigan and Texas markets.

See Note 18 for additional discussions related to the Company’s involvement with variable interest entities.

The Company’s largest shareholder is an investment fund associated with Clayton Dubilier & Rice, LLC (“CD&R”), a private equity firm headquartered in New York, New York. All funds affiliated with CD&R are considered related parties.

Initial Public Offering

On April 19, 2021, the Company completed its initial public offering ("IPO") in which it issued and sold an aggregate 53.6 million shares of common stock at $23.00 per share. The Company received net proceeds of approximately $1.2 billion after deducting underwriting discounts and commissions and before deducting offering costs of $7.8 million.

Upon the completion of the IPO, the Company issued 11.7 million shares of common stock under partner physician group equity agreements and recognized stock-based compensation expense of $268.5 million in April 2021. Additionally, as of December 31, 2021, the Company provided $76.8 million, net in financing to physician partner groups in connection with taxes payable on shares distributed to them upon completion of the IPO. Such amounts are included in other assets, net in the consolidated balance sheets. See Note 8.

The Company also recognized $2.6 million of expense related to stock options that vested upon the completion of the IPO in 2021 and $3.7 million of expense related to a severance payment to its former chief executive officer contingent upon the completion of the IPO.

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

The Company reassesses the designation of an entity as a VIE upon certain events, including, but not limited to:

i.
a change to the terms or in the ability of a party to exercise its kick-out rights;
ii.
a change in the capital structure of the entity; or
iii.
acquisitions or sales of interests that constitute a change of control.

The Company is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continuously assesses whether it is (or is not) the primary beneficiary of a VIE. That assessment involves the consideration of various factors, including, but not limited to, the form of the Company’s ownership interest, its representation on the VIE’s governing body, the size and seniority of its investment, its ability and the rights of other variable interest holders to participate in policy making decisions, its ability to manage its ownership interest relative to the other variable interest holders, and its ability to liquidate the entity.

Use of Estimates

Management is required to make estimates and assumptions in the preparation of financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates can include, among other things, those used to determine revenues and related receivables from risk adjustment, medical services expense and related payables (including the reserve for incurred but not reported (“IBNR”) claims), and the valuation and related recognition of impairments of long-lived assets, including goodwill. Management’s estimates for revenue recognition, medical services expense and other estimates, judgments, and assumptions may be materially and adversely different from actual results. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

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

Receivables

Receivables primarily consist of amounts due under capitation contracts with various payors. Receivables due under capitation contracts are recorded monthly based on reports received from payors and management’s estimate of risk adjustment payments to be received in subsequent periods for open performance years. Receivables are recorded at the amount expected to be collected.

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

Each period, the Company re-examines previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period the claims are settled. The Company’s medical claims payable balance represents management’s best estimate of its liability for unpaid medical costs as of December 31, 2022 and 2021. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.

The Company assesses the profitability of its managed care capitation arrangement to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized. Premium deficiency reserves as of December 31, 2022 and 2021 were immaterial.

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

Cash, Cash Equivalents, and Restricted Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid financial instruments with maturities of three months or less when purchased, which includes investments in short-term money market funds. The Company maintains its cash on hand in bank deposit accounts which, at times, may exceed federally insured limits. Restricted cash and equivalents primarily consist of amounts used as collateral to secure letters of credit which the Company is required to maintain pursuant to contracts with payors. Such amounts are generally maintained in certificates of deposit to satisfy these obligations and are presented as restricted cash equivalents in the consolidated balance sheets. As of December 31, 2022 and 2021, certificates of deposit totaled $8.2 million and $9.8 million, respectively.

Marketable Securities

The Company's investments in marketable debt securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in total stockholders' equity (deficit). The Company determines the appropriate classification of these investments at the time of purchase and reevaluates such designation at each balance sheet date. In general, the Company’s marketable securities are classified as current assets without regard to the securities’ contractual maturity dates because they may be readily liquidated.

Interest income, premium accretion/discount amortization, realized gains and losses on sales of securities, and other-than-temporary declines in the fair value of marketable securities, if any, are included as a component of other income (expense), net in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

At each reporting period, the Company evaluates available-for-sale marketable securities for any credit-related impairment when the fair value of the investment is less than its amortized cost. The Company evaluates the underlying credit quality and credit ratings of the issuers, and, if necessary, the expected cash flows of the financial instruments. When the Company determines that the decline in fair value of an investment is below the carrying value and this decline is other-than-temporary, the Company reduces the carrying value of the marketable security it holds and records a loss for the amount of such decline. As of December 31, 2022, the Company did not record any impairment related to other-than-temporary declines in the fair value of marketable securities. See Note 4 for additional information.

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

Operating leases are included in other assets, net, accounts payable and accrued expenses, and other liabilities on the Company’s consolidated balance sheets. See Note 6 for additional information.

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

Contingently Redeemable Common Stock

Prior to the completion of the IPO in April 2021, certain of the Company’s investment agreements with third-party investors could require the Company to repurchase shares in certain limited circumstances. As the redemption feature was outside the control of the Company, the related capital contributions did not qualify as permanent equity and were classified as temporary equity in the mezzanine section of the consolidated balance sheets. Such redemption feature terminated upon the completion of the IPO in April 2021 and accordingly, such common stock was reclassified from temporary equity in the mezzanine section of the consolidated balance sheet to permanent equity.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated by including the effect of dilutive securities using the treasury stock method. The treasury stock method assumes a hypothetical issuance of shares to settle stock-based awards, with the assumed proceeds used to purchase common stock at the average market price for the period. Assumed proceeds include the amount the employee must pay upon exercise and the average unrecognized compensation cost. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares. Basic net loss per share is the same as diluted net loss per share for the periods presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Stock-based Compensation

Stock-based compensation expense for common stock options is recognized based on the fair value of the award as determined on the grant date using the Black-Scholes option pricing model. Stock-based compensation expense is generally recognized on a straight-line basis over the vesting period. Compensation cost for options that vest based on performance conditions, in addition to the continued service period, is recognized when the related performance condition is deemed to be probable of achievement. The fair value of awards with market conditions are valued using the Monte Carlo simulation model. Forfeitures of stock-based awards are recognized as they occur.

Prior to the IPO, the Company determined the fair value of its shares at the grant dates by considering several objective and subjective factors, including the price paid by investors for common stock, actual and forecasted operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones in the Company, the likelihood of achieving a liquidity event, and transactions involving its common stock. The fair value of the Company’s common stock prior to the IPO was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants, Valuation of Privately Held Company Equity Securities Issued as Compensation. See Note 14 for additional information.

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

Fair Value Measurement

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and cash equivalents, marketable securities (see Note 4), receivables, other liabilities, accounts payable, certain accrued expenses, and borrowings which consist of a term loan and a revolving credit facility (see Note 11). The carrying values of the financial instruments classified as current in the consolidated balance sheets approximate their fair values due to their short-term maturities. The Company's cash and cash equivalents are classified within Level 1 of the fair value hierarchy. The Company may be required, from time to time, to measure its loans to physician partner groups in connection with taxes payable on shares distributed to them upon completion of the IPO at fair value on a nonrecurring basis. Such measurements are classified within Level 2 of the fair value hierarchy. The carrying values of the term loan and revolving credit facility are a reasonable estimate of fair value because the interest rates on such borrowings approximate market rates as of the reporting date. Such borrowings are classified within Level 2 of the fair value hierarchy. During the years ended December 31, 2022 and 2021, there were no material transfers of financial assets or liabilities within the fair value hierarchy.

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

Disposition of California Operations

During 2020, the Company implemented a plan to divest its California operations, which included the entirety of its Medicaid line of business, via three separate transactions with different parties. In August 2020, the Company disposed of its Southern California operations for a gross sales price of $2.5 million and recognized a gain on sale of $1.3 million. In October 2020, the Company disposed of its Fresno, California operations for a gross sales price of $26.0 million and recognized a gain on sale of approximately $19.1 million. In December 2020, the Company signed a definitive agreement to sell its remaining California operations for a gross sales price of $1.0 million. The sale closed in February 2021. The Company’s decision to exit California and the Medicaid line of business represents a strategic shift that will have a major effect on its operations and financial results. As such, the Company’s California operations are reflected in the consolidated financial statements as discontinued operations. See Note 20 for additional information.

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

Revenue from Medicare Advantage payors constitutes substantially all of the Company’s total revenue for the years ended December 31, 2022, 2021, and 2020.

The following table provides the Company’s revenue concentrations with respect to major payors as a percentage of the Company’s total revenues:

	Year Ended December 31,
	2022	2021	2020
Payor A	25%	26%	38%
Payor B	19%	20%	20%
Payor C	14%	16%	11%
Payor D	10%	11%	*

* Less than 10% of total revenues.

The following table provides the Company’s concentrations of credit risk with respect to major payors as a percentage of receivables, net:

	December 31,
	2022	2021
Payor A	13%	18%
Payor B	20%	21%
Payor C	10%	14%
Payor D	10%	12%
Payor E	11%	*

* Less than 10% of total receivables.

NOTE 4. Marketable Securities and Fair Value Measurements

Marketable Securities

The following table summarizes the Company’s marketable securities (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Corporate debt securities	$255,613	$60	$(3,240)	$252,433
U.S. Treasury notes	151,873	—	(2,306)	149,567
Other	9,975	—	(74)	9,901
	$417,461	$60	$(5,620)	$411,901

For the year ending December 31, 2022, the Company recognized total interest income of $14.5 million, of which $8.1 million was related to its marketable securities investments and $6.4 million was related to interest on cash and cash equivalent balances. At December 31, 2022, substantially all the Company's investment positions were in an unrealized loss position. The Company’s unrealized losses from marketable securities as of December 31, 2022 were caused primarily by interest rate increases. At December 31, 2022, the Company had $407.4 million marketable securities in an unrealized loss position for less than twelve months. The Company does not intend to sell marketable securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. Therefore, the Company believes these losses to be temporary. There was no allowance for credit losses on available-for-sale marketable securities at December 31, 2022.

The following table summarizes the Company’s marketable securities maturity as of December 31, 2022 (in thousands):

Year	Amortized Cost	Fair Value
2023	$128,537	$127,517
2024	141,385	139,332
2025	147,539	145,052
	$417,461	$411,901

Fair Value Measurements

The table below summarizes the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$—	$252,433	$—
U.S. Treasury notes	149,567	—	—
Other	9,901	—	—
	$159,468	$252,433	$—

NOTE 5. Property and Equipment, Net

The following table summarizes the Company’s property and equipment (in thousands):

	December 31,
	2022	2021
Computer equipment and software	$25,186	$12,769
Furniture and fixtures	2,249	2,889
Leasehold improvements	1,996	1,708
	29,431	17,366
Less: accumulated depreciation	(9,381)	(8,205)
Property and equipment, net	$20,050	$9,161

For the years ended December 31, 2022, 2021, and 2020, the Company recognized $4.0 million, $2.6 million, and $2.2 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the consolidated statements of operations.

NOTE 6. Leases

The Company has operating leases for corporate offices and certain equipment. The following tables provide information regarding the Company’s operating leases for which it is the lessee (in thousands):

	December 31,
	2022	2021
ROU asset:
Other assets, net	$13,029	$11,739
Lease liabilities:
Accounts payable and accrued expenses	$3,704	$3,307
Other liabilities	9,885	7,904
Total operating lease liabilities	$13,589	$11,211

	Year Ended December 31,
	2022	2021	2020
Operating lease costs	$5,106	$4,832	$4,152
Short-term lease costs	—	—	29
Variable lease costs	1,044	965	949
Total lease costs	$6,150	$5,797	$5,130

	Year Ended December 31,
Supplemental Cash Flow Information	2022	2021	2020
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$4,960	$4,409	$4,495
ROU asset obtained in exchange for new lease liability:
Operating leases	$8,200	$5,116	$363

	December 31,
Weighted Average Lease Term and Discount Rate	2022	2021
Weighted average remaining lease term (years):
Operating leases	6	5
Weighted average discount rate:
Operating leases	5.47%	8.15%

The following table summarizes future minimum lease obligations under non-cancelable operating leases as of December 31, 2022 (in thousands):

Year	Amount
2023	$3,840
2024	2,444
2025	2,348
2026	2,223
2027	1,140
Thereafter	3,955
Undiscounted minimum lease payments payable	15,950
Less: imputed interest	(2,361)
Present value of lease liability	$13,589

NOTE 7. Goodwill and Amortizable Intangible Assets

Goodwill

As of December 31, 2022 and 2021, goodwill of $39.0 million was allocated to the Company’s Hawaii reporting unit, which has a negative carrying amount of net assets as of December 31, 2022 and 2021. The Company completed the required annual goodwill impairment test during the fourth quarters of 2022 and 2021, and no impairment was recognized.

Amortizable Intangible Assets

The following table summarizes the Company’s amortizable intangible assets as of December 31, 2022 (dollars in thousands):

	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Health plan contracts	15	$39,700	$(16,983)	$22,717
Trade names	15-30	20,300	(4,342)	15,958
Provider networks	10-15	8,400	(3,593)	4,807
Noncompete enforcement agreements	1-5	59,669	(36,100)	23,569
Other	4-15	2,700	(2,071)	629
		$130,769	$(63,089)	$67,680

The following table summarizes the Company’s amortizable intangible assets as of December 31, 2021 (dollars in thousands):

	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Health plan contracts	15	$39,700	$(14,336)	$25,364
Trade names	15-30	20,300	(3,665)	16,635
Provider networks	10-15	8,400	(3,033)	5,367
Noncompete enforcement agreements	2-5	37,599	(30,355)	7,244
Other	4-15	2,700	(1,912)	788
		$108,699	$(53,301)	$55,398

For the years ended December 31, 2022, 2021, and 2020, the Company recognized $9.7 million, $11.9 million, and $11.4 million, respectively, in amortization expense which is included in depreciation and amortization expense in the consolidated statements of operations.

The following table summarizes the estimated annual amortization for each of the five succeeding fiscal years and thereafter as of December 31, 2022 (in thousands):

Year	Amount
2023	$8,800
2024	7,777
2025	7,162
2026	6,905
2027	6,359
Thereafter	30,677
$67,680

NOTE 8. Other Assets

The following table summarizes the Company’s other assets (in thousands):

	December 31,
	2022	2021
Loans to physician partners	$69,383	$76,821
Health plan deposits	11,728	11,523
Equity method investments	17,352	6,690
Right of use asset	13,029	11,739
Other	5,432	6,185
	$116,924	$112,958

See Note 6 for additional discussions related to right of use asset and Note 18 for equity method liabilities related to the Company's DCE investments.

Loans to Physician Partners

The Company provided loans to its physician partners in connection with taxes payable on shares distributed to them in connection with the IPO. See Note 1. These loans mature between 2026 and 2031 with nominal interest compounding annually and no prepayment penalties. Such loans are stated at the amount expected to be collected.

NOTE 9. Medical Claims and Related Payables

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

	December 31,
	2022	2021	2020
Medical claims and related payables, beginning of the year	$239,014	$164,161	$121,779
Components of incurred costs related to:
Current year	2,387,374	1,645,137	1,026,940
Prior years	12,424	2,522	(5,063)
Discontinued operations - current year	—	1,234	85,732
Discontinued operations - prior years	34	(2,099)	(1,543)
	2,399,832	1,646,794	1,106,066
Claims paid related to:
Current year	(2,051,036)	(1,416,404)	(870,979)
Prior years	(247,873)	(151,128)	(94,868)
Discontinued operations - current year	—	(1,234)	(80,754)
Discontinued operations - prior years	(189)	(3,175)	(17,083)
	(2,299,098)	(1,571,941)	(1,063,684)
Medical claims and related payables, end of the year	$339,748	$239,014	$164,161

Beginning and ending balances of medical claims and related payables disclosed above for December 31, 2020, include $1.1 million and $1.3 million, respectively, that are presented as current liabilities held for sale and discontinued operations. As of December 31, 2021 and 2020, medical claims and related payables also include $0.2 million and $4.1 million, respectively, of claims liabilities associated with certain divested California businesses for which the Company has retained the liability for claims incurred prior to the date of divestiture. Ending balance of medical claims and related payables disclosed above for December 31, 2022, includes $7.0 million that is recoverable from other parties under risk sharing arrangements and is presented as prepaid expenses and other current assets, net in the consolidated balance sheets.

NOTE 10. Other Liabilities

The following table summarizes the Company’s other liabilities (in thousands):

	December 31,
	2022	2021
Other long-term contingencies	$62,931	$71,344
Lease liabilities, long-term	9,885	7,904
Equity method liabilities - DCEs	4,657	6,380
Other	5,813	8,667
	$83,286	$94,295

As of December 31, 2022 and 2021, the Company had contingent liabilities of $62.9 million and $71.3 million, respectively, related to unasserted claims. While the Company intends to vigorously defend its position in the event of any assertion of such claims, it has established a liability for the potential exposure, including interest and penalties. Additionally, the Company estimated the range of reasonably possible losses in excess of reserves accrued on the consolidated balance sheet as of December 31, 2022 to be $0 to $52.9 million.

See Note 18 for equity method liabilities related to the Company's DCE investments.

NOTE 11. Debt

Credit Facility

On February 18, 2021, the Company executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021, the “2021 Credit Facilities”). The 2021 Credit Facilities include: (i) a $100.0 million secured term loan (the “2021 Secured Term Loan Facility”) and (ii) a $100.0 million senior secured revolving credit facility (the “2021 Secured Revolving Facility”) with a capacity to issue standby letters of credit in certain circumstances up to a maximum of $80.0 million. Subject to specified conditions and receipt of commitments, the 2021 Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $50.0 million plus (ii) an additional amount determined in accordance with a formula tied to repayment of certain of the Company’s indebtedness. The proceeds from the 2021 Secured Term Loan Facility were used to refinance an aggregate of $68.6 million of outstanding indebtedness under the prior credit facility and unsecured debt, with the remaining $30.1 million of net proceeds used for working capital and other general corporate purposes. The maturity date of the 2021 Credit Facilities was February 18, 2024 or, following the completion of an IPO, February 18, 2026 with mandated periodic payments. In connection with the refinance of the existing debt, the Company recognized $1.1 million of additional interest expense for the write-off of the related debt issuance costs. The 2021 Secured Term Loan Facility required, among other things, a mandatory prepayment of $50.0 million if gross proceeds from the IPO exceeded $1.0 billion. On April 26, 2021, the Company repaid $50.0 million of the 2021 Secured Term Loan Facility. The maturity date of the 2021 Credit Facilities was extended to February 18, 2026.

As of December 31, 2022, the Company had $43.8 million outstanding under the 2021 Secured Term Loan Facility and availability under the 2021 Secured Revolving Facility was $38.8 million, as the Company had outstanding letters of credit totaling $61.2 million, of which $37.2 million was for the Company's DCE investments, see Note 18 for additional discussion related to DCEs. The standby letters of credit are automatically extended without amendment for one-year periods, unless the Company notifies the institution in advance of the expiration date that the letter will be terminated. No amounts have been drawn on the outstanding letters of credit as of December 31, 2022.

At the Company’s option, borrowings under the 2021 Credit Facilities, as defined in the credit agreement, can be either: (i) LIBO Rate Loans or (ii) Base Rate Loans. LIBO Rate Loans bear interest at a rate equal to the sum of 4.00% (stepping down to 3.50% on and following October 1, 2023) and the higher of (a) LIBO, as defined in the credit agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 3.00% (stepping down to 2.50% on and following October 1, 2023) and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month LIBO rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, the Company pays a commitment fee on the unfunded 2021 Secured Revolving Facility amount of 0.50% (stepping down to 0.375% on and following October 1, 2023). The Company must also pay customary letter of credit fees. As of December 31, 2022, the weighted average effective interest rate on the 2021 Secured Term Loan Facility was 6.04%.

The 2021 Credit Facilities are guaranteed by certain of the Company’s subsidiaries, including those identified as VIEs, and contain customary covenants including, among other things, limitations on restricted payments such as: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios. Failure to meet any of these covenants could result in an event of default under the agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the agreement to be immediately due and payable. As of December 31, 2022, the Company was in compliance with all covenants under the 2021 Credit Facilities.

The following table summarizes the Company’s stated term loan maturity and scheduled principal repayments as of December 31, 2022 (in thousands):

Year	Term Loan
2023	$5,000
2024	6,250
2025	10,000
2026	22,500
43,750
Debt costs	(268)
$43,482

Unsecured Debt

As of December 31, 2020, the Company had a $20.0 million unsecured credit agreement with a lender affiliated with CD&R (the “unsecured debt”), which was repaid in 2021 with the proceeds from the 2021 Secured Term Loan Facility as discussed above.

NOTE 12. Commitments and Contingencies

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

COVID-19

The Company continues to monitor and assess the estimated operating and financial impact of COVID-19. Future developments, such as the severity and duration of new COVID-19 variants, COVID-19’s impact on the U.S. economy, consumer behavior and health care utilization patterns, and the timing, scope, and impact of legislation as well as other federal, state, and local governmental responses to the pandemic could introduce new uncertainties to care patterns and the Company's business. During the year ended December 31, 2022, overall care was near normal baseline levels, with certain areas of care at or approaching seasonal baselines, and other areas below. Future care patterns and acuity may temporarily rise due to missed regular care.

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

CMS and the U.S. Department of Health and Human Services (“HHS”) Office of Inspector General perform audits of selected MA contracts related to risk adjustment diagnosis data. In these Risk-Adjustment Data Validation Audits (“RADV audits”), the government reviews medical records to determine whether physician medical record documentation and coding practices are compliant, which can result in the recovery of payments from managed care organizations if errors are identified and influence the calculation of premium payments by CMS to MA plans. On January 30, 2023, CMS released a final rule, announcing it may use extrapolation for payment years 2018 forward, for both RADV audits and Office of Inspector General audits and eliminated the application of a fee-for-service Adjuster in Part C contract-level RADV audits of Medicare Advantage organizations. The Company's payors are subject to audit by government health plans, including, but not limited to, CMS, in connection with the MA program. The Company is currently unable to predict the results of RADV audits on its financial condition, operating results, or cash flows.

Contractual Obligations

The following table summarizes the Company’s contractual obligations, excluding operating leases (see Note 6) and debt service obligations (see Note 11), as of December 31, 2022 (in thousands):

	Total	2023	2024-2025	2026-2027	More than Five Years
Capital commitments(1)	$134,835	$112,092	$17,243	$5,500	$—

(1)
Represents capital commitments to physician partners to support physician partner expansion and related purposes.

NOTE 13. Common Stock

Common Stock

As of December 31, 2021, the Company’s authorized capital stock consisted of 2.0 billion shares of common stock, par value $0.01 per share. Every holder of record of common shares entitled to vote at a meeting of stockholders is entitled to one vote for each share outstanding.

During the year ended December 31, 2022, the Company issued approximately 12.3 million shares of common stock primarily in connection with exercises and vesting of stock-based awards.

During the year ended December 31, 2021, the Company issued approximately 9.3 million shares of common stock primarily in connection with exercises and vesting of stock-based awards.

On April 14, 2021, the Company priced the IPO of its common stock at an offering price of $23.00 per share for 46.6 million shares. On April 15, 2021, the underwriters exercised their option to purchase an additional 7.0 million shares of common stock. On April 19, 2021, the Company’s sale of an aggregate of 53.6 million shares of common stock was completed, see Note 1.

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
NOTE 14. Stock-Based Compensation

The Company offers certain employees the ability to purchase common shares of the Company and/or receive common stock options under its Amended and Restated Stock Incentive Plan (the “Plan”) that was approved by the stockholders. In connection with the IPO, the Company’s Board of Directors approved the Omnibus Incentive Plan. As of December 31, 2022, the Company is authorized to grant 83.0 million shares related to employee stock options, of which 36.0 million shares remain available for grant as of December 31, 2022. Shares granted are not transferrable, except upon the employee’s death, repurchase by the Company, or with the Company’s consent.

The Omnibus Incentive Plan provides for the grant of stock options, restricted stock awards, restricted stock units ("RSUs"), performance-based awards, and other awards. Stock options expire 10 years after the date of grant and forfeiture of awards is recognized as it occurs. The stock options granted under the Plan generally consist of: (i) stock options that vest in four equal annual installments, subject to the employee’s continued service until the applicable vesting date (the “Base Options”), and (ii) stock options that vest if CD&R realizes a certain return on its investment, subject to the employee’s continuous employment through such date and beyond, in certain grants (the “Upside Options”).

Stock Options

Base Options. Compensation cost for Base Options is recognized on a straight-line basis generally over the requisite vesting period of four years. The fair value of each Base Option was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical equity volatility of comparable publicly traded companies. The expected term of Base Options is calculated via the simplified method and reflects the midpoint between the vesting date and the end of the contractual term, as our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The risk-free rates utilized for periods throughout the contractual life of Base Options are based on U.S. Treasury security yields at the time of grant.

The assumptions used for the Black-Scholes option pricing model to determine the fair value of Base Options granted are as follows:

	December 31,
	2022	2021	2020
Risk-free interest rate	1.94% -4.18%	0.75% - 1.58%	0.43% - 1.68%
Expected dividends	$—	$—	$—
Expected volatility	48.66% -64.29%	58.95% - 63.33%	59.39% - 63.47%
Expected term (in years)	6.25	6.25	6.25

The Company’s outstanding Base Options consisted of the following (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding as of January 1, 2022	17,201	$4.26
Granted	995	22.80
Exercised	(6,776)	1.70
Forfeited	(782)	10.62
Stock options outstanding as of December 31, 2022	10,638	$7.15	6.6	$109,236
Expected to vest as of December 31, 2022	4,293	$12.04	7.9	$29,284
Exercisable as of December 31, 2022	6,345	$3.85	5.9	$79,952

The weighted-average grant-date fair value of Base Options granted during the year ended December 31, 2022, 2021, and 2020 was $13.83, $13.10, and $2.70, respectively, per option. The total intrinsic value of Base Options exercised for the years ended December 31, 2022, 2021, and 2020 was $140.8 million, $196.3 million, and $8.2 million, respectively. During the years ended December 31, 2022 and 2021, the Company recognized $9.5 million and $8.1 million, respectively, of stock-based compensation expense related to Base Options. During the year ended December 31, 2020, the total stock-based compensation expense related to Base Options was $6.5 million, of which $0.2 million is recorded in income (loss) from discontinued operations in the consolidated statements of operations.

As of December 31, 2022, the Company had $23.4 million of total unrecognized compensation cost related to non-vested Base Options, which is expected to be recognized over a weighted-average period of approximately three years.

Additionally, the Company recognized $2.6 million of expense related to stock options that vested upon the completion of the IPO in April 2021, which are included in general and administrative expenses in the statements of operations.

Upside Options. Upside Options vest if CD&R realizes a certain return on its investment, subject to the employee’s continuous employment through such date and beyond, in certain grants. During the year ended December 31, 2020, the Company did not recognize any stock-based compensation expense related to Upside Options as achievement of the underlying performance condition was not probable. During the year ended December 31, 2021, the Company recognized $8.5 million of stock-based compensation expense as a result of the satisfaction of a performance condition associated with Upside options. During the year ended December 31, 2022, the Company recognized $1.7 million of stock-based compensation expense related to Upside Options. The fair value of Upside Options was estimated on the date of grant using the Monte Carlo simulation model.

The Company’s outstanding Upside Options consisted of the following (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding as of January 1, 2022	14,428	$6.21
Exercised	(5,147)	4.35
Forfeited	(114)	14.80
Stock options outstanding as of December 31, 2022	9,167	$7.16	5.9	$85,160
Expected to vest as of December 31, 2022	2,335	$11.38	7.5	$13,072
Exercisable as of December 31, 2022	6,832	$5.71	5.4	$72,088

The weighted-average grant-date fair value of Upside Options granted during the years ended December 31, 2021 and 2020 was $1.72 and $1.58, respectively, per option. No Upside Options were granted in 2022. As of December 31, 2022, the Company had $3.2 million of total unrecognized compensation cost related to non-vested Upside Options, which is expected to be recognized over a weighted-average period of approximately two years.

Restricted Stock Units

Restricted stock awards, including restricted stock units and performance stock units are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant. The fair market value of restricted stock units, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting. Restricted stock units, which vest based solely upon passage of time and requisite service generally vest over the requisite period of four years. Performance stock units, which are restricted stock units that vest dependent upon attainment of various levels of performance that equal or exceed threshold levels, generally vest in their entirety at the end of the relevant performance period, generally three years. The number of shares that ultimately vest can vary from 0% to 200% of target depending on the level of achievement of the performance criteria. The fair value of restricted stock units and performance stock units are determined based on the closing market price of the Company's shares on the grant date. The value of the shares withheld to settle tax withholding obligations is dependent on the closing market price of the Company’s common stock on the trading date prior to the relevant transaction occurring.

The following table summarizes employee restricted stock award activity, including performance stock units, for the year ended December 31, 2022 (units in thousands):

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2022	1,125	$18.41
Granted	1,320	21.89
Vested	(404)	9.77
Forfeited	(219)	22.49
Unvested as of December 31, 2022	1,822	22.35

For the years ended December 31, 2022, 2021, and 2020, the Company recognized $9.6 million, $4.7 million, and $0.2 million, respectively, of stock-based compensation expense related to RSUs. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2022, 2021, and 2020 was $21.89, $23.56, and $4.49, respectively. The total fair value of RSUs vested during 2022 was $9.2 million. As of December 31, 2022, the Company had $30.1 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of approximately three years.

Non-Employee Awards

Certain of the Company’s agreements provide for the granting of certain stock-based instruments to third parties (the “Physician Partners Equity Awards”). The Company's Board of Directors approved 9.7 million shares to be granted as Physician Partners Equity Awards, of which 3.2 million shares remain available for grant as of December 31, 2022. The fair market value of restricted stock units, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting. Restricted stock units, which vest based solely upon passage of time and requisite service generally vest over the requisite period of two years. Performance stock units, which are restricted stock units that vest dependent upon attainment of various levels of performance that equal or exceed threshold levels, generally vest in their entirety at the end of the relevant performance period, from one to four years. The number of shares that ultimately vest can vary from 0% to 125% of target depending on the level of achievement of the performance criteria. The fair value of restricted stock units and performance stock units are determined based on the closing market price of the Company's shares on the grant date. No shares are withheld to settle tax withholding obligations of the physician partners.

The following table summarizes Physician Partners Equity Awards activity, including performance stock units, for the year ended December 31, 2022 (units in thousands):

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2022	292	$25.95
Granted	5,206	21.93
Vested	(38)	25.95
Unvested as of December 31, 2022	5,460	22.12

For the years ended December 31, 2022 and 2021, the Company recognized $7.6 million and $0.2 million, respectively, of stock-based compensation expense related to Physician Partner Equity Awards. The weighted-average grant-date fair value of Physician Partner Equity Awards granted during the years ended December 31, 2022 and 2021 was $21.93 and $25.95, respectively. As of December 31, 2022, the Company had $113.9 million of total unrecognized compensation cost related to Physician Partner Equity Awards, which is expected to be recognized over a weighted-average period of approximately four years.

Upon the completion of the IPO, the Company issued 11.7 million shares of common stock under partner physician group equity agreements and recognized stock-based compensation expense of $268.5 million in April 2021. Various of the Company’s agreements provided for the vesting of certain stock-based instruments to third parties (physician partners) at the time of an initial public offering, or upon the occurrence of certain events deemed a “change of control” in the Company or certain of the Company's subsidiaries (“Change of Control Event”). The stock-based instruments granted to third parties were accounted for as non-employee awards for which compensation cost was recognized upon achievement of the underlying performance condition of a Change of Control Event. As the instruments were liability-classified, the amount of shares ultimately issued and related compensation cost was measured on the vesting date. A Change of Control Event is not deemed probable until consummated.

NOTE 15. Income Taxes

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

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$113	$—	$—
State	997	1,289	856
	1,110	1,289	856
Deferred:
Federal	288	(166)	38
State	242	(237)	(29)
	530	(403)	9
Income tax expense (benefit)	$1,640	$886	$865

The principal items accounting for the difference between taxes computed at the U.S. statutory rate and taxes recorded consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Computed tax at US federal statutory rate of 21%	$(21,211)	$(84,966)	$(13,129)
Increase (decrease) in taxes resulting from:
State taxes, net of federal impact	723	715	840
Stock-based compensation	(47,868)	(44,088)	—
Nondeductible compensation	23,570	4,054	—
Unrecognized tax benefit	—	238	(71)
Permanent differences	(155)	1,336	850
Valuation allowance	45,234	122,599	12,443
Other, net	1,347	998	(68)
Income tax expense (benefit)	$1,640	$886	$865

The net deferred tax liability comprises the tax effect of temporary differences between U.S. GAAP and tax reporting related to the recognition of income and expenses. The net deferred income tax liabilities are included in other liabilities in the consolidated balance sheets. Components of the net deferred tax liability consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred income tax assets:
Net operating and capital losses	$293,221	$237,877
State taxes	260	332
Accrued expenses	15,920	19,828
Transaction costs	736	811
Stock-based compensation	6,314	4,331
Lease liabilities	3,285	2,610
Interest limitation	4,226	5,850
Intangible assets	—	4,022
Other, net	1,156	111
Total deferred income tax assets	$325,118	$275,772
Deferred income tax liabilities:
Property and equipment	$—	$(203)
ROU assets	(3,155)	(2,728)
Intangible assets	(6,220)	(11,032)
Investments in partnerships and affiliates	(2,238)	(1,402)
Total deferred income tax liabilities	$(11,613)	$(15,365)
Valuation allowance	(314,166)	(260,571)
Net deferred income tax liabilities	$(661)	$(164)

The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In making this assessment, the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized in future periods. As of December 31, 2022 and 2021, the Company believed that it is more likely than not that its deferred tax assets in excess of deferred tax liabilities will not be realized. Accordingly, the Company has provided a valuation allowance of $314.2 million and $260.6 million on the Company’s deferred tax assets as of December 31, 2022 and 2021, respectively. The increase in valuation allowance of $53.6 million recorded in current year activities is primarily attributable to current year losses. The net deferred tax liability as of December 31, 2022 principally relates to deferred tax liabilities associated with long-term investments in partnerships and affiliates, which are expected to reverse against net operating losses which can only offset 80% of taxable income.

As of December 31, 2022, the Company has federal and state net operating losses of $1.2 billion and $676.1 million, respectively. As of December 31, 2021, the Company has federal and state net operating losses of $1.0 billion and $570.3 million, respectively. As of December 31, 2022, $1.2 billion of the total federal net operating losses are carried forward as indefinite-lived net operating losses. The remaining net operating losses are carried forward and will expire beginning in 2027 if unutilized. Utilization of these operating loss carryforwards may be subject to an annual limitation based on changes in ownership, as defined by Section 382 of the Internal Revenue Code of 1986, as amended. As of December 31, 2022, $32.3 million and $32.7 million of the Company’s federal and state net operating loss carryforward, respectively, are attributable to prior acquisition transactions and are subject to Section 382 limitations. The Company’s analysis indicates that none of the acquired net operating loss carryforwards will expire unutilized solely as a result of the Section 382 limitations. As of December 31, 2022, the Company has both federal and state capital loss carryforward of $0.8 million, which will expire in 2026 if unused.

Unrecognized Tax Benefits

As of December 31, 2022, the Company had unrecognized tax benefits of $5.2 million, $0.9 million of which, if recognized, would impact its effective tax rate. As of December 31, 2021, the Company had unrecognized tax benefits of $5.9 million, $1.5 million of which, if recognized, would impact its effective tax rate. As of December 31, 2020, the Company had unrecognized tax benefits of $8.9 million, $7.1 million of which, if recognized, would impact its effective tax rate.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2022	2021	2020
Balance at beginning of the year	$5,919	$8,914	$10,839
Additions related to current year	35	2,636	384
Additions (reductions) related to prior years	(137)	—	565
Reductions related to settlements with taxing authorities	(605)	(5,631)	—
Reductions related to the lapse of applicable statute of limitations	—	—	(2,874)
Balance at end of the year	$5,212	$5,919	$8,914

As of December 31, 2022, the Company recorded a liability for unrecognized tax benefit of $1.6 million, inclusive of $0.7 million of accrued interest and penalties. As of December 31, 2021, the Company recorded a liability for unrecognized tax benefit of $2.1 million, inclusive of $0.6 million of accrued interest and penalties. As of December 31, 2020, the Company recorded a liability for unrecognized tax benefit of $10.0 million, inclusive of $2.9 million of accrued interest and penalties. As of both December 31, 2022 and 2021, $4.3 million of unrecognized benefits were reflected as a reduction in deferred tax asset balances. The unrecognized tax benefit of $1.6 million is subject to a tax indemnification agreement between the prior owners of some of the Company’s California subsidiaries and the Company. Thus, the Company does not bear significant risk for these uncertain tax positions, as any assessment on future tax examinations is expected to be recovered from the prior owners. The indemnification assets are reflected in other assets in the consolidated balance sheets. During the year ended December 31, 2022, the Company reversed $0.6 million of tax liability and $0.1 million of accrued interest on unrecognized tax benefits due to payments of an amended state return related to the period ended June 30, 2016. During the year ended December 31, 2021, the Company reversed $5.6 million of tax liability, $1.1 million of accrued interest and $1.1 million of accrued penalties on unrecognized tax benefits and realized a tax benefit of $1.8 million attributable to discontinued operations due to the settlement of the IRS exam for the period ended June 30, 2016. During the year ended December 31, 2020, due to expiration of the 2015 state statute of limitations, the Company reversed $2.9 million of tax liability, $0.6 million of accrued interest and $0.6 million of accrued penalties on unrecognized tax benefits and realized a tax benefit of $4.1 million attributable to discontinued operations. The tax benefit from the statute expiration was offset by $0.6 million, $0.6 million, and $0.1 million of additional accruals for taxes, interest, and penalties, respectively, on uncertain tax positions during 2020 resulting in a net tax benefit of $2.8 million attributable to discontinued operations. It is reasonably possible that during the next 12 months the Company may realize a $0.5 million decrease in its liability for uncertain tax positions, inclusive of $0.1 million related to the reversal of interest and penalties on uncertain tax positions, as a result of closing of the tax years.

The amount of income taxes the Company pays is subject to ongoing audits. The estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of the relevant risks, facts, and circumstances existing at the time. However, future results of operations may include favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are made or resolved. The Company operates in several taxing jurisdictions, including U.S. federal and multiple U.S. states. The statute of limitations has expired for all tax years prior to 2019 for federal and prior to 2016 for various state tax purposes. However, the net operating loss generated on the Company’s federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

For additional discussion regarding income taxes and unrecognized tax benefits related to discontinued operations, see Note 20.

On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which are effective for tax years beginning on or after January 1, 2023. For tax years beginning after December 31, 2021, the Tax Cuts & Jobs Act of 2017 eliminated the option to deduct research and development expenditures as incurred and instead required taxpayers to capitalize and amortize them over five or 15 years beginning in 2022. These changes in tax laws did not have a material impact on the Company’s results of operations for the years ended December 31, 2022 and 2021. The Company will continue to monitor possible future impact of changes in tax legislation.

NOTE 16. Net Income (Loss) Per Common Share

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

The following table illustrates the computation of basic and diluted EPS (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator
Income (loss) from continuing operations	$(107,329)	$(405,484)	$(63,208)
Noncontrolling interests’ share in (earnings) loss from continuing operations	311	300	—
Net income (loss) attributable to common stockholders before discontinued operations	(107,018)	(405,184)	(63,208)
Income (loss) from discontinued operations	465	(1,303)	3,156
Net income (loss) attributable to common stockholders	$(106,553)	$(406,487)	$(60,052)
Denominator
Weighted average shares outstanding, basic and diluted	408,154	372,931	323,462
Net income (loss) per share attributable to common stockholders
Net income (loss) per common share from continuing operations, basic and diluted	$(0.26)	$(1.09)	$(0.20)
Net income (loss) per common share from discontinued operations, basic and diluted	$—	$—	$0.01

Basic net income (loss) per share is the same as diluted net income (loss) per share for the years ended December 31, 2022, 2021, and 2020 as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table provides the potential shares of common stock that were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive (in thousands):

	December 31,
	2022	2021	2020
Stock options - service only condition	10,638	17,201	23,646
Stock options - market and performance condition(1)	9,167	14,428	17,675
Restricted stock units	7,282	894	110

(1)
Market and performance conditions were satisfied during 2021.

NOTE 17. Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2022	2021	2020
Supplemental cash flow information:
Interest paid	$3,672	$4,824	$7,086
Income taxes paid (refunded), net	5,313	1,819	2
Supplemental disclosure of non-cash financing activities:
Reclassification of contingently redeemable common stock in connection with IPO	—	309,500	—
Issuance of common stock under partner physician group equity agreements upon IPO	—	268,467	—
Offering costs accrued at end of period	—	295	—
Non-cash investment in unconsolidated subsidiaries	190	763	—
Settlement of stock-based liabilities	—	—	1,500
Settlement of loans receivable with services provided	—	—	2,047

The following table summarizes cash, cash equivalents and restricted cash equivalents from continuing operations (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$497,070	$1,040,039
Restricted cash and equivalents	10,610	14,781
Cash, cash equivalents and restricted cash equivalents	$507,680	$1,054,820

NOTE 18. Variable Interest Entities

Consolidated Variable Interest Entities

agilon health, inc.’s consolidated assets and liabilities as of December 31, 2022 and 2021 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to agilon health, inc.

agilon health, inc.’s consolidated assets and liabilities include VIE assets and liabilities as follows (in thousands):

	December 31,
	2022	2021
Assets(1)
Cash and cash equivalents	$155,819	$104,741
Restricted cash equivalents	10,610	13,210
Receivables, net	492,077	276,590
Prepaid expenses and other current assets, net	15,515	7,046
Property and equipment, net	1,567	1,147
Intangible assets, net	17,347	7,220
Other assets, net	10,371	10,580
Liabilities(1)
Medical claims and related payables	300,798	195,812
Accounts payable and accrued expenses	159,526	81,702
Other liabilities	2,059	4,521

(1)
Assets and liabilities of VIEs presented above include the assets and liabilities of the Company’s Independent Practice Associations in California, which are consolidated VIEs and whose operations are reflected in the consolidated financial statements as discontinued operations.

Risk-bearing Entities. At December 31, 2022, the Company operates 28 wholly-owned risk-bearing entities (“RBEs”) for the purpose of entering into risk-bearing contracts with payors. Each RBE’s equity at risk is considered insufficient to finance its activities without additional support, and, therefore, each RBE is considered a VIE. The Company consolidates the RBEs as it has determined that it is the primary beneficiary because it has: (i) the ability to control the activities that most significantly impact the RBEs’ economic performance; and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the RBEs. Specifically, the Company has the unilateral ability and authority, through the RBE governance and management agreements, to make significant decisions about strategic and operating activities of the RBEs, including negotiating and entering into risk-bearing contracts with payors, and approving the RBEs’ annual operating budgets. The Company also has the obligation to fund losses of the RBEs and the right to receive a significant percentage of any financial surplus generated by the RBEs. The assets of the RBEs primarily consist of cash and cash equivalents, receivables, net, intangible assets, net, and other assets, net; its obligations primarily consist of medical claims and related payables as well as operating expenses of the RBEs (accounts payable and accrued expenses), including incentive compensation obligations to the Company’s physician partners. On February 18, 2021, the Company executed the Credit Facilities, which are guaranteed by certain of the Company’s VIEs. Assets generated by the RBEs (primarily from medical services revenues) may be used, in certain limited circumstances, to settle the Company’s contractual debt obligations.

Unconsolidated Variable Interest Entities

As of December 31, 2022, the Company had nine equity method investments (liabilities) that were deemed to be VIEs. The Company has determined that the activities that most significantly impact the performance of these VIEs consist of the allocation of resources to and other decisions related to clinical activities and provider contracting decisions. Because the Company does not have the ability to control these activities due to another party’s control of the VIEs’ board of directors, the Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs. The Company's maximum loss exposure as a result of the Company’s involvement with the VIEs cannot be quantified as the Company has the obligation to provide ongoing operational support to the unconsolidated VIEs, as needed.

Equity Method Investments

The following table summarizes the Company’s equity method investments (in thousands):

	December 31,
	2022	2021
Equity method investments - Other(1)	$8,329	$6,690
Equity method investments - DCEs(1)	9,023	—
Equity method liabilities - DCEs(2)	(4,657)	(6,380)

(1)
Included in Other assets, net in the consolidated balance sheets.
(2)
Included in Other liabilities in the consolidated balance sheets.

The Company is a partner in eight wholly-owned DCEs in collaboration with 12 of its physician group partners operating in 10 geographies. The combined summarized operating results of the Company’s DCEs, which are recognized as equity income (loss), are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Medical services revenue	$1,071,302	$437,081
Medical services expense	(991,565)	(424,816)
Other medical expenses(1)	(52,041)	(12,219)
Income (loss) from operations	14,294	(6,737)
Net income (loss)(2)	10,556	(7,143)

(1)
For the years ended December 31, 2022 and 2021, includes physician compensation expenses of $27.1 million and $1.0 million, respectively.
(2)
Included in Other income (expense), net in the consolidated statement of operations.

The combined summarized balance sheet of the Company’s DCEs are as follows (in thousands):

	December 31,
	2022	2021
Current and total assets	$70,625	$80,890
Current and total liabilities	67,343	88,033

NOTE 19. Related Party Transactions

Significant Stockholders

Prior to the IPO, the Company maintained a consulting agreement with CD&R, for which it paid advisory consulting fees on a quarterly basis. For the years ended December 31, 2022, 2021 and 2020, the Company paid $0.2 million, $0.8 million and $1.5 million, respectively, to CD&R in advisory consulting fees, in addition to certain expense reimbursements. These are recorded in general and administrative expense in the accompanying consolidated statements of operations. In connection with the IPO, the Company and CD&R terminated the consulting agreement, effective April 16, 2021. The Company was not charged a fee in connection with the termination of this agreement.

Unsecured Debt

See Note 10 for details on the issuance of unsecured debt to a fund affiliated with CD&R.

Equity Method Investments

For the years ended December 31, 2022, 2021, and 2020, the Company incurred expenses of $9.6 million, $8.4 million, and $6.7 million, respectively for provider services delivered by Population Health, LLC, which is accounted for under the equity method based on 49% equity ownership interest held by the Company. As of December 31, 2022 and 2021, the Company had an outstanding payable to Population Health, LLC of $1.2 million and $1.0 million, respectively.

The Company is reimbursed for expenses paid on behalf of the DCEs. As of December 31, 2022 and 2021, the Company had an outstanding receivable from the DCEs of $6.9 million and $0.5 million, respectively.

NOTE 20. Discontinued Operations

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

The results of discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues:
Medical services revenue	$511	$6,408	$155,108
Other operating revenue	14	36	188
Total revenues	525	6,444	155,296
Expenses:
Medical services expense	34	(865)	84,189
Other medical expenses	—	2,739	57,546
General and administrative	—	5,919	30,341
Depreciation and amortization	—	126	568
Income (loss) from operations	491	(1,475)	(17,348)
Other income (expense), net	—	(1,851)	(2,351)
Gain (loss) on sales of assets, net	—	473	20,401
Interest expense	—	(137)	(350)
Income (loss) before income taxes and noncontrolling interests	491	(2,990)	352
Income tax benefit (expense)	(26)	1,687	2,804
Net income (loss) from discontinued operations attributable to common shares	$465	$(1,303)	$3,156

The following table provides significant non-cash operating items for discontinued operations that are included in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2021	2020
Non-cash operating activities from discontinued operations:
Depreciation and amortization	$126	$568
Stock-based compensation expense	—	217
Deferred income taxes and uncertain tax positions	(1,697)	(2,809)
Release of indemnification assets	1,705	3,475
Other non-cash items	—	(1,212)

There were no non-cash operating activities from discontinued operations for the year ended December 31, 2022.

Indemnification Assets

Indemnification assets have been established to offset certain pre-closing liabilities for which the prior owners of some of the Company’s California subsidiaries are obligated to indemnify the Company. The Company deems the amounts receivable under the indemnification agreements to be fully collectible should indemnification claims arise and, as such, a valuation allowance is not deemed necessary. During the years ended December 31, 2021 and 2020, the Company released $1.7 million, and $2.8 million, respectively, of indemnification assets in discontinued operations in the consolidated statements of operations as the corresponding pre-closing liabilities were released as a result of closing certain tax years (see below). No amounts were released during 2022.

Unrecognized Tax Benefits

As of December 31, 2022 and 2021, the Company has recorded a liability for unrecognized tax benefits of $1.6 million and $2.1 million, respectively, inclusive of accrued interest and penalties on unrecognized tax benefits. The liability, if reversed, would result in a tax benefit attributable to discontinued operations. During the year ended December 31, 2021, due to expiration of the 2016 U.S. federal statute of limitations, the Company reversed $5.6 million of tax liability, $1.1 million of accrued interest and $1.1 million of accrued penalties on unrecognized tax benefits and realized a tax benefit of $1.8 million attributable to discontinued operations.

Schedule I: Condensed Financial Information Of Registrant

agilon health, inc.

(Parent Company Only)

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2022	2021
ASSETS
Prepaid expenses and other current assets, net	$467	$481
Total current assets	467	481
Investment in wholly owned subsidiary	977,883	1,015,564
Loans receivable	69,383	76,614
Total assets	$1,047,733	$1,092,659
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Other liabilities	$953	$763
Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 412,385 and 400,095 shares issued and outstanding, respectively	4,124	4,001
Additional paid-in capital	2,106,886	2,045,572
Accumulated deficit	(1,064,230)	(957,677)
Total stockholders' equity (deficit)	1,046,780	1,091,896
Total liabilities and stockholders’ equity (deficit)	$1,047,733	$1,092,659

See accompanying Notes to the Condensed Financial Statements.

agilon health, inc.

(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Equity in net income (loss) of subsidiary	$(107,281)	$(406,936)	$(60,052)
Interest income	728	449	—
Net income (loss) attributable to common shares	$(106,553)	$(406,487)	$(60,052)

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

Condensed statements of cash flows have not been presented, as agilon health, inc. did not have any cash as of, or for the years ended December 31, 2022, 2021 and 2020; see Note 3 for issuance of common stock.

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

NOTE 3. Equity

A discussion of Parent’s contingently redeemable common stock and stockholders’ equity activities for the years ended December 31, 2022, 2021 and 2020 can be found in Note 13 in “Notes to the Consolidated Financial Statements” of the consolidated financial statements of agilon health, inc.

There were no cash dividends paid to Parent from agilon’s consolidated subsidiaries for the years ended December 31, 2022, 2021 and 2020.

Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of non-cash financing activities:
Reclassification of contingently redeemable common stock in connection with IPO	—	309,500	—
Issuance of common stock under partner physician group equity agreements upon IPO	—	268,467	—
Non-cash investment in unconsolidated subsidiaries	190	763	—
Settlement of stock-based liabilities	—	—	1,500

NOTE 4. Stock Incentive Plan

A discussion of Parent’s Stock Incentive Plan for the years ended December 31, 2022, 2021 and 2020 can be found in Note 14 in the section, “Notes to the Consolidated Financial Statements” of the consolidated financial statements of agilon health, inc.

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

As of December 31, 2022, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, as of December 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting discussed below.

Notwithstanding the identified material weaknesses described below, management does not believe that these deficiencies had an adverse effect our reported operating results or financial condition and management has determined that the financial statements and other information included in this report and other periodic filings present fairly in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our consolidated financial statements.

Management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on this evaluation, management has concluded that controls were not effective as of December 31, 2022, due to identified material weaknesses in internal control over financial reporting, which are disclosed below.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment of our internal control over financial reporting described above, management identified the following deficiencies that individually, or in the aggregate, constituted material weaknesses in our internal control over financial reporting as of December 31, 2022:

•
We did not design and maintain effective controls over certain information technology general controls (“ITGCs”) for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain: (i) sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel, (ii) program change management controls to ensure that information technology (“IT”) program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately, and (iii) computer operations controls to ensure that critical batch and interface jobs are monitored, privileges are appropriately granted, and data backups are authorized and monitored. Business process controls that are dependent on the ineffective ITGCs, or that rely on data produced from systems impacted by the ineffective ITGCs, are also deemed ineffective.
•
Management also concluded that a material weakness in internal control over financial reporting exists related to our revenue and accounts receivable process, which includes the ineffective design and operation of process level controls that addressed the completeness and accuracy of key financial and non-financial data utilized in the recognition of revenue, and we did not retain sufficient contemporaneous documentation to demonstrate the operation of review controls over the various components of revenue at a sufficient level of precision.

Remediation Plan for Existing Material Weaknesses. Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. We are implementing process and control improvements to address the above material weaknesses that include, but are not limited to:

•
implementing improved IT policies, procedures and control activities for key systems which impact our financial reporting;
•
establishing additional training to ensure a clear understanding of risk assessment, controls and monitoring activities related to automated processes and systems and ITGCs related to financial reporting;
•
designing and implementing specific management review procedures to ensure completeness and accuracy of key financial and non-financial data utilized in the recognition of revenue and retaining the contemporaneous documentation of such reviews;
•
establishing additional training related to validating the accuracy of data used in key review controls and the level of documentation required; and
•
expanding our available resources with experience designing and implementing control activities, including information technology general controls, through hiring and use of third-party consultants and specialists.

When fully implemented and operational, we believe the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses and strengthen our internal control over financial reporting. However, material weaknesses are not considered remediated until the new controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. This remediation process will require resources and time to implement. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances.

Audit Opinion on Internal Control over Financial Reporting. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting. Except for the material weaknesses and remediation actions described above, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our fourth quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of agilon health, inc.

Opinion on Internal Control Over Financial Reporting

We have audited agilon health, inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, agilon health, inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

The Company did not design and maintain effective controls over certain information technology general controls (ITGCs) for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, the Company did not design and maintain: (i) sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; (ii) program change management controls to ensure that information technology (IT) program and data changes affecting financial information technology applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (iii) computer operations controls to ensure that critical batch and interface jobs are monitored, privileges are appropriately granted, and data backups are authorized and monitored. Business process controls (automated and manual) that are dependent on the ineffective ITGCs, or that rely on data produced from systems impacted by the ineffective ITGCs, are also deemed ineffective.

Management also concluded that a material weakness in internal control over financial reporting exists related to the Company’s revenue and accounts receivable process, which includes the ineffective design and operation of process level controls that addressed the completeness and accuracy of key financial and non-financial data utilized in the recognition of revenue and the Company did not retain sufficient contemporaneous documentation to demonstrate the operation of review controls over the various components of revenue at a sufficient level of precision.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), contingently redeemable common stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedules in Item 15. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements and this report does not affect our report dated March 1, 2023, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Los Angeles, California

March 1, 2023

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

The information required by this item will be included in our 2023 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this item will be included in our 2023 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our 2023 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2023 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

The information required by this item will be included in our 2023 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of agilon health (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed April 19, 2021).

3.2	Amended and Restated By-laws of agilon health (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed April 19, 2021).

4.1	Description of Securities Registered Pursuant to Section 12(b) of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Annual Report on Form10-K filed March 3, 2022).

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

10.8	Employment Agreement, dated as of April 4, 2022, by and between Benjamin Shaker and agilon health, inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed May 5, 2022).†

10.9	Employment Agreement, dated as of March 31, 2022, by and between Girish Venkatachaliah and agilon health, inc. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed May 5, 2022).†

10.10	Employment Agreement, dated as of March 5, 2017, by and between Veeral Desai and Agilon Health Holdings, Inc. and agilon management† *

10.11

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

10.13	agilon health Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.14	agilon health 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.15	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.16	Form of Employee Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.17	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.18	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

21.1	List of Subsidiaries of agilon health as of February 15, 2023.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by Steven J. Sell, agilon’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Timothy Bensley, agilon’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Steven J. Sell, agilon’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Timothy Bensley, agilon’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

* Filed with this report.

** Furnished with this report.

† Identifies each management contract or compensatory plan or arrangement.

(c)

None.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2023

agilon health, inc. (Registrant)

/s/ STEVEN J. SELL
Steven J. Sell, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN J. SELL	Chief Executive Officer and President	March 1, 2023
Steven J. Sell	(Principal Executive Officer), Director

/s/ TIMOTHY S. BENSLEY	Executive Vice President and Chief Financial Officer	March 1, 2023
Timothy S. Bensley	(Principal Financial Officer)

/s/ PRISCILLA KASENCHAK	Chief Accounting Officer	March 1, 2023
Priscilla Kasenchak	(Principal Accounting Officer)

/s/ RONALD A. WILLIAMS	Chairman of the Board	March 1, 2023
Ronald A. Williams

/s/ RAVI SACHDEV	Vice Chairman of the Board	March 1, 2023
Ravi Sachdev

/s/ SHARAD MANSUKANI, M.D.	Director	March 1, 2023
Sharad Mansukani, M.D.

/s/ CLAY RICHARDS	Director	March 1, 2023
Clay Richards

/s/ RICHARD J. SCHNALL	Director	March 1, 2023
Richard J. Schnall

Signature	Title	Date

/s/ JEFFREY A. SCHWANEKE	Director	March 1, 2023
Jeffrey A. Schwaneke

/s/ DEREK L. STRUM	Director	March 1, 2023
Derek L. Strum

/s/ WILLIAM WULF, M.D.	Director	March 1, 2023
William Wulf, M.D.

/s/ KAREN MCLOUGHLIN	Director	March 1, 2023
Karen McLoughlin

	Director	March 1, 2023
Diana L. McKenzie