Form 10-Q
period 2023-03-31
agilon health, inc.
filed 2023-05-09
CIK 1831097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

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

At May 1, 2023, there were 414,833,009 shares of the registrant’s $0.01 par value common stock outstanding.

agilon health, inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

agilon health, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$394,190	$497,070
Restricted cash and equivalents	10,204	10,610
Marketable securities	422,492	411,901
Receivables, net	1,004,856	497,574
Prepaid expenses and other current assets, net	44,697	34,119
Total current assets	1,876,439	1,451,274
Property and equipment, net	22,132	20,050
Intangible assets, net	92,712	67,680
Goodwill	62,140	41,540
Other assets, net	116,846	116,924
Total assets	$2,170,269	$1,697,468
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Medical claims and related payables	$745,557	$346,727
Accounts payable and accrued expenses	222,052	183,364
Current portion of long-term debt	5,000	5,000
Total current liabilities	972,609	535,091
Long-term debt, net of current portion	37,249	38,482
Other liabilities	78,571	83,286
Total liabilities	1,088,429	656,859

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 414,465 and 412,385 shares issued and outstanding, respectively	4,145	4,124
Additional paid-in capital	2,130,126	2,106,886
Accumulated deficit	(1,048,208)	(1,064,230)
Accumulated other comprehensive income (loss)	(3,549)	(5,560)
Total agilon health, inc. stockholders' equity (deficit)	1,082,514	1,041,220
Noncontrolling interests	(674)	(611)
Total stockholders’ equity (deficit)	1,081,840	1,040,609
Total liabilities and stockholders’ equity (deficit)	$2,170,269	$1,697,468

The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as agilon health, inc., together with its consolidated subsidiaries and variable interest entities (the “Company”), is the primary beneficiary of these VIEs. The condensed consolidated balance sheets include total assets that can only be used to settle obligations of the Company’s consolidated VIEs totaling $1.18 billion and $703.3 million as of March 31, 2023 and December 31, 2022, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $897.7 million and $462.4 million as of March 31, 2023 and December 31, 2022, respectively. See Note 14 for additional details.

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Medical services revenue	$1,134,830	$652,423
Other operating revenue	1,317	1,022
Total revenues	1,136,147	653,445
Expenses:
Medical services expense	972,827	566,208
Other medical expenses	86,024	44,773
General and administrative (including noncash stock-based compensation expense of $13,672 and $3,970, respectively)	66,846	39,834
Depreciation and amortization	4,189	3,373
Total expenses	1,129,886	654,188
Income (loss) from operations	6,261	(743)
Other income (expense):
Other income (expense), net	9,472	2,269
Interest expense	(1,533)	(871)
Income (loss) before income taxes	14,200	655
Income tax benefit (expense)	1,759	71
Income (loss) from continuing operations	15,959	726
Total discontinued operations	—	429
Net income (loss)	15,959	1,155
Noncontrolling interests’ share in (earnings) loss	63	75
Net income (loss) attributable to common shares	$16,022	$1,230

Net income (loss) per common share, basic and diluted
Continuing operations	$0.04	$—
Discontinued operations	$—	$—
Weighted average shares outstanding
Basic	413,136	401,964
Diluted	426,586	424,065

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$15,959	$1,155
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	1,896	—
Foreign currency translation adjustment	115	—
Total comprehensive income (loss)	17,970	1,155
Comprehensive (income) loss attributable to noncontrolling interests	63	75
Total comprehensive income (loss) attributable to agilon health, inc.	$18,033	$1,230

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

For the three months ended March 31, 2023:

	Total Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income (loss)	Interest	(Deficit)
January 1, 2023	412,385	$4,124	$2,106,886	$(1,064,230)	$(5,560)	$(611)	$1,040,609
Net income (loss)	—	—	—	16,022	—	(63)	15,959
Other comprehensive income (loss)	—	—	—	—	2,011	—	2,011
Exercise of stock options	2,002	20	9,597	—	—	—	9,617
Vesting of restricted stock units	79	1	(1)	—	—	—	—
Shares withheld related to net share settlement	(1)	—	(28)	—	—	—	(28)
Stock-based compensation expense	—	—	13,672	—	—	—	13,672
March 31, 2023	414,465	$4,145	$2,130,126	$(1,048,208)	$(3,549)	$(674)	$1,081,840

For the three months ended March 31, 2022:

	Total Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Interests	(Deficit)
January 1, 2022	400,095	$4,001	$2,045,572	$(957,677)	$(300)	$1,091,596
Net income (loss)	—	—	—	1,230	(75)	1,155
Exercise of stock options and other, net	5,632	56	14,700	—	—	14,756
Stock-based compensation expense	—	—	3,970	—	—	3,970
March 31, 2022	405,727	$4,057	$2,064,242	$(956,447)	$(375)	$1,111,477

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$15,959	$1,155
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,189	3,373
Stock-based compensation expense	13,672	3,970
Loss (income) from equity method investments	(1,376)	(2,033)
Other noncash items	(1,785)	556
Changes in operating assets and liabilities	(91,470)	(30,254)
Net cash provided by (used in) operating activities	(60,811)	(23,233)
Cash flows from investing activities:
Purchase of property and equipment, net	(3,717)	(4,049)
Purchase of intangible assets	—	(1,000)
Investment in loans receivable and other	(1,301)	(4,503)
Investments in marketable securities	(29,969)	—
Proceeds from maturities and sales of marketable securities and other	28,540	683
Net cash paid in business combination	(44,367)	—
Net cash provided by (used in) investing activities	(50,814)	(8,869)
Cash flows from financing activities:
Proceeds from equity issuances, net	9,589	14,756
Repayments of long-term debt	(1,250)	(1,250)
Net cash provided by (used in) financing activities	8,339	13,506
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	(103,286)	(18,596)
Cash, cash equivalents and restricted cash and equivalents, beginning of period	507,680	1,054,820
Cash, cash equivalents and restricted cash and equivalents, end of period	$404,394	$1,036,224

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Business

Description of Business

agilon health, inc., through its partnerships and platform, provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. As of March 31, 2023, the Company, through its contracted physician networks, provided care to approximately 402,200 Medicare Advantage members enrolled with private health plans. Beginning January 1, 2023, the Company expanded its operations into: (i) Portland, Maine, (ii) St. Paul, Minnesota, (iii) Detroit, Michigan, (iv) Charleston, South Carolina; (v) Statesville, North Carolina; and (vi) Jackson, Tennessee, along with additional partnerships in the Company’s existing Texas markets.

See Note 14 for additional discussions related to the Company’s involvement with VIEs.

The Company’s largest shareholder is an investment fund associated with Clayton Dubilier & Rice, LLC (“CD&R”), a private equity firm. All funds affiliated with CD&R are considered related parties.

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of agilon health, inc., its wholly-owned subsidiaries, and both joint ventures and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments unless otherwise indicated), which the Company considers necessary to present fairly its financial position, results of operations, and cash flows, have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Use of Estimates

Management is required to make estimates and assumptions in the preparation of financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates can include, among other things, those used to determine revenues and related receivables from risk adjustments, medical services expense and related payables (including the reserve for incurred but not reported (“IBNR”) claims), and valuation of long-lived assets, goodwill and intangible assets (acquired in business combinations and analysis of impairment). Management’s estimates for revenue recognition, medical services expense, and other estimates, judgments, and assumptions, may be materially and adversely different from actual results. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

Property and Equipment

As of March 31, 2023 and December 31, 2022, the Company’s gross carrying amount of property and equipment was $33.2 million and $29.5 million, with accumulated depreciation of $11.1 million and $9.4 million, respectively. For the three months ended March 31, 2023 and 2022, the Company recognized $1.7 million and $0.7 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations.

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

Receivables

Receivables primarily consist of amounts due under capitation contracts with various payors. Receivables due under capitation contracts are recorded monthly based on reports received from payors and management’s estimate of risk adjustment payments to be received in subsequent periods for open performance years. Receivables are recorded at the amount expected to be realized.

Concentration

The Company contracts with various payors whereby the Company is entitled to monthly PMPM fees to provide a defined range of healthcare services for members attributed to its contracted primary care physicians. The Company generally accepts full financial risk for such members and therefore is responsible for the cost of all healthcare services required by them. Substantially all of the Company’s receivable balances are from a small number of payors. Revenue from Medicare Advantage payors constitutes substantially all of the Company’s total revenue for the three months ended March 31, 2023, and 2022.

The following table provides the Company’s revenue concentration with respect to major payors as a percentage of the Company’s total revenues:

	Three Months Ended March 31,
	2023	2022
Payor A	23%	25%
Payor B	16%	19%
Payor C	15%	14%

The following table provides the Company’s concentration of credit risk with respect to major payors as a percentage of receivables, net:

	March 31, 2023	December 31, 2022
Payor A	14%	13%
Payor B	17%	20%
Payor C	14%	10%
Payor D	*	10%
Payor E	*	11%
Payor F	12%	*

* Less than 10% of total receivables.

NOTE 4. Marketable Securities and Fair Value Measurements

Marketable Securities

The following table summarizes the Company’s marketable securities (in thousands):

	March 31, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Corporate debt securities	$264,656	$235	$(2,473)	$262,418	$255,613	$60	$(3,240)	$252,433
U.S. Treasury notes	151,504	26	(1,399)	150,131	151,873	—	(2,306)	149,567
Other	9,996	—	(53)	9,943	9,975	—	(74)	9,901
	$426,156	$261	$(3,925)	$422,492	$417,461	$60	$(5,620)	$411,901

At March 31, 2023 and December 31, 2022, marketable securities of $380.6 million and $407.4 million, respectively, were in an unrealized loss position for less than twelve months. The Company’s unrealized losses from marketable securities as of March 31, 2023 and December 31, 2022 were caused primarily by interest rate increases. The Company does not intend to sell marketable securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company believes these losses to be temporary. There was no allowance for credit losses on available-for-sale marketable securities at March 31, 2023 and December 31, 2022.

The following table summarizes the Company’s marketable securities maturity as of March 31, 2023 (in thousands):

Year	Amortized Cost	Fair Value
2023	$106,332	$105,734
2024	144,995	143,289
2025	162,986	161,654
2026	11,843	11,815
	$426,156	$422,492

Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and cash equivalents, marketable securities, receivables, other liabilities, accounts payable, certain accrued expenses, and borrowings which consist of a term loan and a revolving credit facility. The carrying values of the financial instruments classified as current in the consolidated balance sheets approximate their fair values due to their short-term maturities. The Company's cash and cash equivalents are classified within Level 1 of the fair value hierarchy. The Company may be required, from time to time, to measure its loans to physician partner groups in connection with taxes payable on shares distributed to them upon completion of the initial public offering ("IPO") at fair value on a nonrecurring basis. Such measurements are classified within Level 2 of the fair value hierarchy. The carrying values of the term loan and revolving credit facility are a reasonable estimate of fair value because the interest rates on such borrowings approximate market rates as of the reporting date. Such borrowings are classified within Level 2 of the fair value hierarchy. During the three months ended March 31, 2023 and 2022, there were no material transfers of financial assets or liabilities within the fair value hierarchy.

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

The table below summarizes the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	March 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$—	$262,418	$—	$—	$252,433	$—
U.S. Treasury notes	150,131	—	—	149,567	—	—
Other	9,943	—	—	9,901	—	—
	$160,074	$262,418	$—	$159,468	$252,433	$—

NOTE 5. Other Assets, net

The following table summarizes the Company’s other assets, net (in thousands):

	March 31, 2023	December 31, 2022
Loans to physician partners	$65,596	$69,383
Health plan deposits	12,051	11,728
Equity method investments(1)	20,518	17,352
Right-of-use lease assets	13,893	13,029
Other	4,788	5,432
	$116,846	$116,924

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

Each period, the Company re-examines previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period the claims are settled. The Company’s medical claims payable balance represents management’s best estimate of its liability for unpaid medical costs as of March 31, 2023 and 2022. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.

The following table presents the components of changes in medical claims and related payables (in thousands):

	March 31,
	2023	2022
Medical claims and related payables, beginning of the year	$339,748	$239,014
Components of incurred costs related to:
Current year	944,306	561,478
Prior years	28,521	4,730
Discontinued operations - prior years	—	(85)
	972,827	566,123
Claims paid related to:
Current year	(258,217)	(167,526)
Prior years	(320,828)	(165,316)
Discontinued operations - prior years	—	28
	(579,045)	(332,814)
Medical claims and related payables, end of the period	$733,530	$472,323

Medical claims and related payables also include $12.0 million and $7.0 million, as of March 31, 2023 and December 31, 2022, respectively, that is recoverable from other parties under risk sharing arrangements and is presented as prepaid expenses and other current assets, net in the condensed consolidated balance sheets. Medical claims and related payables presented in the periods above include immaterial balances related to claims liabilities associated with certain divested California businesses for which the Company has retained the liability for claims incurred prior to the date of divestiture.

NOTE 7. Other Liabilities

The following table summarizes the Company’s other liabilities (in thousands):

	March 31, 2023	December 31, 2022
Other long-term contingencies	$55,493	$62,931
Lease liabilities, long-term	10,473	9,885
Equity method liabilities – ACO REACH	5,146	4,657
Other	7,459	5,813
	$78,571	$83,286

As of March 31, 2023 and December 31, 2022, the Company’s accruals for contingent liabilities related to unasserted claims were $55.5 million and $62.9 million, respectively. The accrued amounts represent the Company’s estimate of probable losses in accordance with ASC Topic 450, Contingencies. The Company’s estimate of the range of reasonably possible losses in excess of such accruals was $0 to $58.1 million as of March 31, 2023.

See Note 14 for equity method liabilities related to the Company's ACO REACH investments.

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

As of March 31, 2023, the Company had $42.5 million outstanding under the Secured Term Loan Facility and availability under the Secured Revolving Facility was $38.2 million, as the Company had outstanding letters of credit totaling $61.8 million, of which $37.2 million was for the Company's ACO REACH investments. The standby letters of credit are automatically extended without amendment for one-year periods, unless the Company notifies the institution in advance of the expiration date that the letter will be terminated. No amounts have been drawn on the outstanding letters of credit as of March 31, 2023.

At the Company’s option, borrowings under the agreement can be either: (i) LIBO Rate Loans or (ii) Base Rate Loans. LIBO Rate Loans bear interest at a rate equal to the sum of 4.00% (stepping down to 3.50% on and following October 1, 2023) and the higher of (a) LIBO, as defined in the credit agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 3.00% (stepping down to 2.50% on and following October 1, 2023) and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month LIBO rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, the Company pays a commitment fee on the unfunded 2021 Revolving Credit Facility amount of 0.50% (stepping down to 0.375% on and following October 1, 2023). The Company must also pay customary letter of credit fees. As of March 31, 2023, the effective interest rate on the Secured Term Loan Facility was 9.218%.

The Credit Facilities are guaranteed by certain of the Company’s subsidiaries, including those identified as VIEs, and contain customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios. Failure to meet any of these covenants could result in an event of default under the agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the agreement to be immediately due and payable. As of March 31, 2023, the Company was in compliance with all covenants under the Credit Facilities.

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

NOTE 10. Common Stock

Common Stock

2023. During the three months ended March 31, 2023, the Company issued approximately 2.1 million shares of common stock primarily in connection with exercises and vesting of stock-based awards.

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

The following table illustrates the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator
Income (loss) from continuing operations	$15,959	$726
Noncontrolling interests’ share in (earnings) loss from continuing operations	63	75
Net income (loss) attributable to common stockholders before discontinued operations	16,022	801
Income (loss) from discontinued operations	—	429
Net income (loss) attributable to common stockholders	$16,022	$1,230
Denominator
Weighted average shares outstanding – basic	413,136	401,964
Weighted average shares outstanding – diluted	426,586	424,065
Net income (loss) per share attributable to common stockholders
Net income (loss) per common share from continuing operations, basic and diluted	$0.04	$—
Net income (loss) per common share from discontinued operations, basic and diluted	$—	$—

The following table provides the weighted-average potential shares of common stock that were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options - service only condition	2,098	1,503
Equity awards - market and/or performance condition	4,570	909
Restricted stock units	22	89

NOTE 12. Goodwill and Amortizable Intangible Assets

As of March 31, 2023 and December 31, 2022, the Company’s goodwill balance was $62.1 million and $41.5 million, respectively, of which $39.0 million was allocated to the Company’s Hawaii reporting unit, which had a negative carrying value.

As of March 31, 2023 and December 31, 2022, the Company’s gross carrying amount of amortizable intangible assets was $158.3 million and $130.8 million, with accumulated amortization of $65.6 million and $63.1 million, respectively. For the three months ended March 31, 2023 and 2022, the Company recognized $2.5 million and $2.7 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations.

Acquisition

On February 28, 2023, the Company completed the acquisition of My Personal Health Record Express, Inc.(the “Acquisition”), a leading provider of value-based care technology and interoperability solutions for cash consideration of $44.4 million, net of cash acquired and subject to certain post-closing adjustments. The Company accounted for the Acquisition utilizing the acquisition method of accounting, which requires assets and liabilities to be recognized based on estimates of their acquisition date fair values. The determination of the values of the acquired assets and assumed liabilities, including other intangible assets and deferred taxes, requires significant judgment. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the Company estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Measurement period adjustments are recorded in the period in which they are determined, as if they had been completed at the acquisition date. Upon the conclusion of the final determination of the values of assets acquired or liabilities assumed, or one year after the date of acquisition, whichever comes first, any subsequent adjustments are recorded within the Company's consolidated results of operations. The following preliminary allocation of the purchase price related to the Acquisition based upon the fair value of assets and liabilities assumed included developed technology intangible assets of $25.6 million, customer relationship intangible assets of $1.9 million, and assumed net liabilities of $3.7 million, with the residual amount being recorded as goodwill of $20.6 million. The intangible assets acquired have a weighted-average life of 10 years.

NOTE 13. Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow information:
Interest paid	$1,352	$959
Income taxes paid	171	3,098
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	435	1,178
Non-cash investment in unconsolidated subsidiaries	—	190

The following table summarizes cash, cash equivalents and restricted cash equivalents from continuing operations (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$394,190	$497,070
Restricted cash and equivalents(1)	10,204	10,610
Cash, cash equivalents and restricted cash equivalents	$404,394	$507,680

(1)
Restricted cash and equivalents primarily consist of amounts used as collateral to secure letters of credit that the Company is required to maintain pursuant to contracts with payors.

NOTE 14. Variable Interest Entities

Consolidated Variable Interest Entities

agilon health, inc.’s consolidated assets and liabilities as of March 31, 2023 and December 31, 2022 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to agilon health, inc.

agilon health, inc.’s consolidated assets and liabilities include VIE assets and liabilities as follows (in thousands):

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$99,767	$155,819
Restricted cash equivalents	10,204	10,610
Receivables, net	989,483	492,077
Prepaid expenses and other current assets, net	23,733	15,515
Property and equipment, net	1,782	1,567
Intangible assets, net	43,631	17,347
Other assets, net	11,571	10,371
Liabilities
Medical claims and related payables	701,238	300,798
Accounts payable and accrued expenses	190,691	159,526
Other liabilities	5,771	2,059

Risk-bearing Entities. At March 31, 2023, the Company operates 28 wholly-owned risk-bearing entities (“RBEs”) for the purpose of entering into risk-bearing contracts with payors. Each RBE’s equity at risk is considered insufficient to finance its activities without additional support, and, therefore, each RBE is considered a VIE. The Company consolidates the RBEs as it has determined that it is the primary beneficiary because it has: (i) the ability to control the activities that most significantly impact the RBEs’ economic performance; and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the RBEs. Specifically, the Company has the unilateral ability and authority, through the RBE governance and management agreements, to make significant decisions about strategic and operating activities of the RBEs, including negotiating and entering into risk-bearing contracts with payors, and approving the RBEs’ annual operating budgets. The Company also has the obligation to fund losses of the RBEs and the right to receive a significant percentage of any financial surplus generated by the RBEs. The assets of the RBEs primarily consist of cash and cash equivalents, receivables, net, intangible assets, net, and other assets, net; its obligations primarily consist of medical claims and related payables as well as operating expenses of the RBEs (accounts payable and accrued expenses), including incentive compensation obligations to the Company’s physician partners. On February 18, 2021, the Company executed the Credit Facilities, which are guaranteed by certain of the Company’s VIEs. Assets generated by the RBEs (primarily from medical services revenues) may be used, in certain limited circumstances, to settle the Company’s contractual debt obligations.

Unconsolidated Variable Interest Entities

As of March 31, 2023, the Company had nine equity method investments (liabilities) that were deemed to be VIEs. The Company has determined that the activities that most significantly impact the performance of these VIEs consist of the allocation of resources to and other decisions related to clinical activities and provider contracting decisions. Because the Company does not have the ability to control these activities due to another party’s control of the VIEs’ board of directors, the Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs. The Company's maximum loss exposure as a result of the Company’s involvement with the VIEs cannot be quantified as the Company has the obligation to provide ongoing operational support to the unconsolidated VIEs, as needed.

Equity Method Investments

The following table summarizes the Company’s equity method investments (in thousands):

	March 31, 2023	December 31, 2022
Equity method investments - Other(1)	$8,371	$8,329
Equity method investments - ACO REACH(1)	12,147	9,023
Equity method liabilities - ACO REACH(2)	(5,146)	(4,657)

(1)
Included in Other assets, net in the condensed consolidated balance sheets.
(2)
Included in Other liabilities in the condensed consolidated balance sheets.

The Company is a partner in eight wholly-owned ACO REACH entities in collaboration with 12 of its physician group partners operating in 10 geographies. The combined summarized operating results of the Company’s ACO REACH entities are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Medical services revenue	$280,529	$267,713
Medical services expense	(257,477)	(248,351)
Other medical expenses(1)	(15,744)	(12,644)
Income (loss) from operations	2,001	3,183
Net income (loss)(2)	1,334	2,012

(1)
For the three months ended March 31, 2023 and 2022, includes physician incentive expenses of $9.7 million and $6.2 million, respectively.
(2)
Included in Other income (expense) in the condensed consolidated statements of operations.

The combined summarized balance sheet of the Company’s ACO REACH entities are as follows (in thousands):

	March 31, 2023	December 31, 2022
Current and total assets	$84,691	$70,625
Current and total liabilities	78,774	67,343

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition, and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. As explained in greater detail under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we are undertaking a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting identified as of December 31, 2022. Our efforts to improve our internal controls are ongoing. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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
•
uncertain or adverse economic conditions, including a downturn or decrease in government expenditures, including as a result of an inability or failure by the U.S. federal government to fund Medicare;
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
•
we identified material weaknesses in our internal control over financial reporting and, if our remedial measures are insufficient to address the material weaknesses, or if significant deficiencies or material weaknesses in our internal control over financial reporting are discovered or occur in the future, it may adversely affect us; and
•
risks related to other factors discussed under “Risk Factors” in Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
•
Liquidity and Capital Resources
•
Critical Accounting Policies and Estimates
•
Recent Accounting Pronouncements

Overview and Recent Developments

Our business is transforming healthcare by empowering the primary care physicians (“PCPs”) to be the agent for change in the communities they serve. We believe that PCPs, with their intimate patient-physician relationships, are best positioned to drive meaningful change in quality, cost, and patient experience when provided with the right infrastructure and payment model. Through our combination of the agilon platform, a long-term partnership model with existing physician groups and a growing network of like-minded physicians, we are poised to revolutionize healthcare for seniors across communities throughout the United States. Our purpose-built model provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. Our model operates by forming RBEs within local geographies, that enter into arrangements with payors providing for monthly payments to manage the total healthcare needs of our physician partners’ attributed patients (or, global capitation arrangements). The RBEs also contract with agilon to perform certain functions and enter into long-term professional service agreements with one or more anchor physician groups pursuant to which the anchor physician groups receive a base compensation rate and share in the savings from successfully improving quality of care and reducing costs.

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

First Quarter 2023 Results:

•
Medicare Advantage members of approximately 402,200 as of March 31, 2023 increased 61% from March 31, 2022.
•
ACO REACH attributed beneficiaries of approximately 88,700 as of March 31, 2023 decreased 3% from March 31, 2022.
•
Total revenue of $1.14 billion increased 74% from the first quarter of 2022.
•
Gross profit of $77 million, compared to $42 million in the first quarter of 2022.
•
Medical margin of $162 million, compared to $86 million in the first quarter of 2022.
•
Net income of $16 million, compared to $1 million in the first quarter of 2022.
•
Adjusted EBITDA of $24 million in the first quarter compared to $8 million in the first quarter 2022.

Membership Details

Medicare Advantage members increased 61% from March 31, 2022, which includes contributions from new geographies and growth within geographies existing prior to 2023. Total members live on the platform includes 402,200 Medicare Advantage members and 88,700 attributed ACO REACH beneficiaries.

Average Medicare Advantage membership was 399,800 during the first quarter of 2023.

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

We monitor the following key financial and operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business (dollars in thousands):

	As of and For the
	Three Months Ended March 31,
	2023	2022	% Change
MA members	402,200	250,300	61
Medical services revenue	$1,134,830	$652,423	74
Gross profit	$77,296	$42,464	82
Medical margin(1)	$162,003	$86,215	88
Platform support costs	$47,678	$33,813	41
Net income (loss)	$15,959	$1,155	1,282
Adjusted EBITDA(1)	$23,860	$8,045	197

(1)
Medical margin and Adjusted EBITDA are non-GAAP financial measures. Gross profit is the most directly comparable financial measure calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to medical margin. Net income (loss) is the most directly comparable financial measure calculated in accordance with U.S. GAAP to Adjusted EBITDA. See “—Non-GAAP Financial Measures" for additional information.

Medicare Advantage Members

Our MA members include all individuals enrolled in an MA plan that are attributed to the PCPs on our platform at the end of a given period.

Medical Services Revenue

Our medical services revenue consists of capitation revenue under contracts with various payors. Under the typical capitation arrangement, we are entitled to per member per month ("PMPM") fees to provide a defined range of healthcare services for MA health plan members through our contracted physician partners and affiliated PCPs. Such fees are typically based on a defined percentage of corresponding premium that payors receive from CMS. We recognize capitation revenue over the period eligible members are entitled to receive healthcare services.

Gross Profit

Gross profit represents the amount earned from total revenues less medical services expense and other medical expenses. Total revenues include medical services revenue and other operating revenue. The Company’s costs of revenues consist of medical services expense and other medical expenses, which represents the costs that are directly related to providing the services that generate revenue.

The following table presents our gross profit (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Total revenues	$1,136,147	$653,445
Medical services expense	(972,827)	(566,208)
Other medical expenses(1)	(86,024)	(44,773)
Gross profit	$77,296	$42,464

(1)
Represents physician compensation expense related to surplus sharing and other care management expenses that help to create medical cost efficiency. Includes costs in geographies that are in implementation and are not yet generating revenue and investments to grow existing markets. For the three months ended March 31, 2023 and 2022, costs incurred in implementing geographies were $2.3 million and $0.2 million, respectively.

Medical Margin

We define medical margin as medical services revenue after medical services expenses are deducted. Medical services expense represents costs incurred for medical services provided to our members. As our platform matures over time, we expect medical margin to increase in absolute dollars. However, medical margin PMPM may vary as the percentage of new members brought onto our platform fluctuates. New membership added to the platform is typically dilutive to medical margin PMPM.

See “—Non-GAAP Financial Measures” for information regarding our use of medical margin and a reconciliation of gross profit to medical margin.

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

The table below represents costs to support our live geographies and enterprise functions, which are included in general and administrative expenses (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Platform support costs	$47,678	$33,813
% of Revenue	4%	5%

Net Income (Loss) and Adjusted EBITDA

Net income (loss) is the most directly comparable GAAP measure to Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) adjusted to exclude: (i) income (loss) from discontinued operations, net of income taxes, (ii) interest expense, (iii) income tax expense (benefit), (iv) depreciation and amortization, (v) stock-based compensation expense, (vi) severance and related costs, and (vii) certain other items that are not considered by us in the evaluation of ongoing operating performance. We reflect our share of Adjusted EBITDA for equity method investments by applying our actual ownership percentage for the period to the applicable reconciling items on an entity-by-entity basis.

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

Medical services revenue constitutes substantially all of our total revenue for the three months ended March 31, 2023 and 2022.

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

General and Administrative

General and administrative expenses consist of market-based support personnel and other operating costs to support our geographies, personnel and other operating costs to support our enterprise functions, and investments to support development and expansion of our physician partners. Our enterprise functions include salaries and related expenses, stock-based compensation (including shares issued under partner physician group equity agreements), operational support expenses, technology infrastructure, finance, and legal, as well as other costs associated with the continued growth of our platform. For the purposes of calculating physician partner incentive expense, we allocate a portion of our enterprise general and administrative expenses to our geographies. General and administrative expenses also include severance and accruals for unasserted claims.

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

Results of Operations

The following table summarizes key components of our results of operations (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues:
Medical services revenue	$1,134,830	$652,423
Other operating revenue	1,317	1,022
Total revenues	1,136,147	653,445
Expenses:
Medical services expense	972,827	566,208
Other medical expenses	86,024	44,773
General and administrative (including noncash stock-based compensation expense of $13,672 and $3,970, respectively)	66,846	39,834
Depreciation and amortization	4,189	3,373
Total expenses	1,129,886	654,188
Income (loss) from operations	6,261	(743)
Other income (expense):
Other income (expense), net	9,472	2,269
Interest expense	(1,533)	(871)
Income (loss) before income taxes	14,200	655
Income tax benefit (expense)	1,759	71
Income (loss) from continuing operations	15,959	726
Total discontinued operations	—	429
Net income (loss)	15,959	1,155
Noncontrolling interests’ share in earnings (loss)	63	75
Net income (loss) attributable to common shares	$16,022	$1,230

The following table summarizes our results of operations as a percentage of total revenues:

	Three Months Ended March 31,
	2023	2022
Revenues:
Medical services revenue	100%	100%
Other operating revenue	—	—
Total revenues	100	100
Expenses:
Medical services expense	86	87
Other medical expenses	8	7
General and administrative (including noncash stock-based compensation expense of 1% and 1%, respectively)	6	6
Depreciation and amortization	—	1
Total expenses	99	100
Income (loss) from operations	1	—
Other income (expense):
Other income (expense), net	1	—
Interest expense	—	—
Income (loss) before income taxes	1	—
Income tax benefit (expense)	—	—
Income (loss) from continuing operations	1	—
Total discontinued operations	—	—
Net income (loss)	1	—
Noncontrolling interests’ share in earnings (loss)	—	—
Net income (loss) attributable to common shares	1%	—%

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Medical Services Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Medical services revenue	$1,134,830	$652,423	$482,407	74%
% of total revenues	100%	100%

Medical services revenue increased for the three months ended March 31, 2023 due primarily to growth in average membership of 61%, which was attributable to eight new geographies that began to generate revenue in 2023 and growth in our existing geographies. The increase in medical services revenue for the three months ended March 31, 2023 was also driven, to a lesser extent, by an increase in PMPM capitation rates of 8%.

Medical Services Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Medical services expense	$972,827	$566,208	$406,619	72%
% of total revenues	86%	87%

Medical services expense increased for the three months ended March 31, 2023 due primarily to growth in average membership of 61%, which was attributable to eight new geographies that became operational in 2023 and growth in our existing geographies. The increase in medical services expense for the three months ended March 31, 2023 was also driven, to a lesser extent, by an increase in average medical services expense per member of 7%.

Other Medical Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Other medical expenses	$86,024	$44,773	$41,251	92%
% of total revenues	8%	7%

Other medical expenses increased by $41.3 million, or 92%, for the three months ended March 31, 2023 compared to 2022. Partner physician incentive expense increased by $30.3 million to $57.7 million in 2023 compared to $27.4 million in 2022. Other provider costs increased by $10.9 million to $28.3 million in 2023 compared to $17.4 million in 2022, resulting from the increase in the number of geographies and members on our platform. Other provider costs for the three months ended March 31, 2023 include $2.3 million of costs related to geographies that will become operational in January 2024, while other provider costs for the three months ended March 31, 2022 include $0.2 million of costs related to geographies that became operational in 2023.

General and Administrative

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
General and administrative	$66,846	$39,834	$27,012	68%
% of total revenues	6%	6%

General and administrative expenses increased $27.0 million, or 68%, for the three months ended March 31, 2023 compared to 2022. Operating costs to support our live geographies and enterprise functions (platform support costs) increased by $13.9 million to $47.7 million in 2023 compared to $33.8 million in 2022 due primarily to growth in operating costs incurred to support geographies that became operational in 2023. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased to 4% for the three months ended March 31, 2023 compared to 5% for the same period in 2022. Investments to support geography entry increased to $9.3 million in 2023, compared to $3.8 million in 2022 due to increased costs associated with our geographies that become operational in the following calendar year. Stock-based compensation expense increased $9.7 million in 2023 primarily due to the granting of certain stock-based instruments to third parties after the first quarter of 2022. In aggregate, costs incurred for severance and accruals for unasserted claims and contingent liabilities decreased by $2.0 million primarily as a result of a reduction in reserves for certain contingent liabilities.

Other income (expense), net

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Other income (expense), net	$9,472	$2,269	$7,203	317%
% of total revenues	1%	—%

Other income (expense), net increased $7.2 million, or 317%, for the three months ended March 31, 2023 compared to 2022 primarily from interest income as a result of our marketable securities investments, which were made after the first quarter of 2022.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with U.S. GAAP, we present medical margin and Adjusted EBITDA, which are non-GAAP financial measures.

We define medical margin as medical services revenue after medical services expenses are deducted. Medical services expense represents costs incurred for medical services provided to our members. As our platform matures over time, we expect medical margin to increase in absolute dollars. However, medical margin PMPM may vary as the percentage of new members brought onto our platform fluctuates. New membership added to the platform is typically dilutive to medical margin PMPM. We believe this metric provides insight into the economics of our capitation arrangements as it includes all medical services expense directly associated with our members’ care.

We define Adjusted EBITDA as net income (loss) adjusted to exclude: (i) income (loss) from discontinued operations, net of income taxes, (ii) interest expense, (iii) income tax expense (benefit), (iv) depreciation and amortization, (v) stock-based compensation expense, (vi) severance and related costs, and (vii) certain other items that are not considered by us in the evaluation of ongoing operating performance. We reflect our share of Adjusted EBITDA for equity method investments by applying our actual ownership percentage for the period to the applicable reconciling items on an entity-by-entity basis.

Gross profit is the most directly comparable GAAP measure to medical margin. Net income (loss) is the most directly comparable GAAP measure to Adjusted EBITDA.

We believe medical margin and Adjusted EBITDA help identify underlying trends in our business and facilitate evaluation of period-to-period operating performance of our operations by eliminating items that are variable in nature and not considered by us in the evaluation of ongoing operating performance, allowing comparison of our recurring core business operating results over multiple periods. We also believe medical margin and Adjusted EBITDA provide useful information about our operating results, enhance the overall understanding of our past performance and future prospects, and allow for greater transparency with respect to key metrics we use for financial and operational decision-making. We believe medical margin and Adjusted EBITDA or similarly titled non-GAAP measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance. Other companies may calculate medical margin and Adjusted EBITDA or similarly titled non-GAAP measures differently from the way we calculate these metrics. As a result, our presentation of medical margin and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, limiting their usefulness as comparative measures.

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

The following table sets forth a reconciliation of gross profit to medical margin using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Gross profit(1)	$77,296	$42,464
Other operating revenue	(1,317)	(1,022)
Other medical expenses	86,024	44,773
Medical margin	$162,003	$86,215

(1)
Gross profit is defined as total revenues less medical services expenses and other medical expense.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$15,959	$1,155
(Income) loss from discontinued operations, net of income taxes	—	(429)
Interest expense	1,533	871
Income tax expense (benefit)	(1,759)	(71)
Depreciation and amortization	4,189	3,373
Severance and related costs(1)	188	1,702
Stock-based compensation expense	13,672	3,970
EBITDA adjustments related to equity method investments	1,967	1,171
Other(2)	(11,889)	(3,697)
Adjusted EBITDA(3)	$23,860	$8,045

(1)
For the three months ended March 31, 2022, includes taxes and related costs on stock option exercises for departed executives of $1.2 million.
(2)
Includes interest income and non-cash accruals for unasserted claims and contingent liabilities.
(3)
Effective 2023, we no longer exclude geography entry costs from our computation of Adjusted EBITDA. Adjusted EBITDA for the prior period presented has been restated to the current period computation methodology.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from our capitation arrangements with payors, issuances of equity securities, and borrowings under credit agreements. We generally invest any excess cash in money market accounts, which are classified as cash equivalents, and marketable securities. Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet the cash flow needs of our business operations, and attainment of a competitive return. As of March 31, 2023, we had cash and cash equivalents and restricted cash and equivalents of $404.4 million and investments in marketable securities of $422.5 million.

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

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows. The following table sets forth changes in cash flows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Net cash provided by (used in) operating activities	$(60,811)	$(23,233)	$(37,578)
Net cash provided by (used in) investing activities	(50,814)	(8,869)	(41,945)
Net cash provided by (used in) financing activities	8,339	13,506	(5,167)

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities was $60.8 million for the three months ended March 31, 2023 compared to $23.2 million for the three months ended March 31, 2022. The increase in net cash used in operating activities in 2023 compared to 2022 was primarily as a result of increased provider costs, including partner physician incentive expenses and the timing of settlements with payors from new and existing geographies, partially offset by the increase in gross profit contributed from new and existing geographies.

Our cash flow from operations is dependent upon the number of members on our platform, the timing of settlements with payors, and the level of operating and general and administrative expenses necessary to operate and grow our business, among other factors.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities was $50.8 million for the three months ended March 31, 2023 compared to $8.9 million for the three months ended March 31, 2022. The increase in net cash used in investing activities in 2023 compared to 2022 was due primarily to the acquisition of My Personal Health Record Express, Inc. for $44.4 million in February 2023.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $8.3 million for the three months ended March 31, 2023 compared to $13.5 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, we received net proceeds of $9.6 million from the exercise of stock options compared to $14.8 million for the three months ended March 31, 2022.

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

Equity

As of March 31, 2023, we had 414.5 million shares of common stock outstanding. See Note 10 to the Condensed Consolidated Financial Statements for additional information about our equity transactions.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our historical experience, known trends and events, and various other assumptions that we believe are reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies” and Note 2 to the Condensed Consolidated Financial Statements. There have been no significant changes to our critical accounting policies during 2023.

Recent Accounting Pronouncements

There are no new accounting standards that have been issued and we have not adopted that are material to us as of March 31, 2023.

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

We held cash, cash equivalents, restricted cash equivalents, and marketable securities of $826.9 million and $919.6 million as of March 31, 2023 and December 31, 2022, respectively, consisting of bank deposits, certificates of deposits, money market funds, U.S. Treasury notes, and corporate debt securities. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our marketable securities. Declines in interest rates over time will reduce our investment income. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, although we continue to work to remediate the material weaknesses in internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2022, and progress has been made to date, our CEO and CFO have concluded that the disclosure controls and procedures related to these material weaknesses were not effective as of March 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time,

Changes in Internal Control Over Financial Reporting. Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As explained in greater detail under Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we are undertaking a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting identified as of December 31, 2022. Our efforts to improve our internal controls are ongoing. Therefore, while we determined, with the participation of our CEO and CFO, that there have been no changes in our internal control over financial reporting in the three-month period ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continue to monitor the operation of these remedial measures through the date of this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See the “Legal Proceedings” section of Note 9 to the Condensed Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the risk factors disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Unregistered Sales of Equity Securities

Certain of our agreements with our physician partner entities provide for grants of time-vested restricted stock units and performance-based restricted stock units (collectively, RSUs) to the physician partner entities. On February 3, 2023, and March 24, 2023, we issued 36,627 and 31,871 shares of our common stock upon vesting of RSUs, respectively, to our physician partners for a total of $1,722,004. The issuances of the common stock were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act. These transactions did not involve any public offering, any underwriters, any underwriting discounts or commissions, or any general solicitation or advertising. The shares of common stock issued are subject to appropriate restrictive legends and the physician partner entities represented they would not transfer or distribute the common stock until all restrictions were cleared. All recipients had access, through their relationships with us or otherwise, to adequate information about us.

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

Date: May 9, 2023	agilon health, inc.

(Registrant)

/s/ TIMOTHY S. BENSLEY
Timothy S. Bensley
Chief Financial Officer
(Principal Financial Officer)