Form 10-Q
period 2023-06-30
agilon health, inc.
filed 2023-08-03
CIK 1831097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 001-40332
_______________________________________________________
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
_______________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
At July 31, 2023, there were 405,482,131 shares of the registrant’s $0.01 par value common stock outstanding.

agilon health, inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
agilon health, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$190,981	$497,070
Restricted cash and equivalents	10,204	10,610
Marketable securities	389,046	411,901
Receivables, net	1,417,052	497,574
Prepaid expenses and other current assets, net	37,560	34,119
Total current assets	2,044,843	1,451,274
Property and equipment, net	24,407	20,050
Intangible assets, net	94,185	67,680
Goodwill	62,140	41,540
Other assets, net	127,346	116,924
Total assets	$2,352,921	$1,697,468
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Medical claims and related payables	$1,099,533	$346,727
Accounts payable and accrued expenses	257,819	183,364
Current portion of long-term debt	5,000	5,000
Total current liabilities	1,362,352	535,091
Long-term debt, net of current portion	36,017	38,482
Other liabilities	75,106	83,286
Total liabilities	1,473,475	656,859

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 405,427 and 412,385 shares issued and outstanding, respectively	4,054	4,124
Additional paid-in capital	1,947,438	2,106,886
Accumulated deficit	(1,064,957)	(1,064,230)
Accumulated other comprehensive income (loss)	(6,369)	(5,560)
Total agilon health, inc. stockholders' equity (deficit)	880,166	1,041,220
Noncontrolling interests	(720)	(611)
Total stockholders’ equity (deficit)	879,446	1,040,609
Total liabilities and stockholders’ equity (deficit)	$2,352,921	$1,697,468
The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as agilon health, inc., together with its consolidated subsidiaries and variable interest entities (the “Company”), is the primary beneficiary of these VIEs. The condensed consolidated balance sheets include total assets that can only be used to settle obligations of the Company’s consolidated VIEs totaling $1.56 billion and $703.3 million as of June 30, 2023 and December 31, 2022, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $1.30 billion and $462.4 million as of June 30, 2023 and December 31, 2022, respectively. See Note 14 for additional details.
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Medical services revenue	$1,147,044	$669,184	$2,281,874	$1,321,607
Other operating revenue	2,008	950	3,325	1,972
Total revenues	1,149,052	670,134	2,285,199	1,323,579
Expenses:
Medical services expense	1,008,734	587,140	1,981,561	1,153,348
Other medical expenses	83,125	49,080	169,149	93,853
General and administrative (including noncash stock-based compensation expense of $19,572, $6,553, $33,244 and $10,523, respectively)	81,499	51,924	148,345	91,758
Depreciation and amortization	5,515	3,042	9,704	6,415
Total expenses	1,178,873	691,186	2,308,759	1,345,374
Income (loss) from operations	(29,821)	(21,052)	(23,560)	(21,795)
Other income (expense):
Other income (expense), net	15,687	6,997	25,159	9,266
Gain (loss) on lease terminations	—	(5,458)	—	(5,458)
Interest expense	(1,588)	(945)	(3,121)	(1,816)
Income (loss) before income taxes	(15,722)	(20,458)	(1,522)	(19,803)
Income tax benefit (expense)	(1,073)	(580)	686	(509)
Income (loss) from continuing operations	(16,795)	(21,038)	(836)	(20,312)
Discontinued operations:
Income (loss) before income taxes	—	321	—	750
Income tax benefit (expense)	—	(14)	—	(14)
Total discontinued operations	—	307	—	736
Net income (loss)	(16,795)	(20,731)	(836)	(19,576)
Noncontrolling interests’ share in (earnings) loss	46	82	109	157
Net income (loss) attributable to common shares	$(16,749)	$(20,649)	$(727)	$(19,419)

Net income (loss) per common share, basic and diluted
Continuing operations	$(0.04)	$(0.05)	$—	$(0.05)
Discontinued operations	$—	$—	$—	$—
Weighted average shares outstanding
Basic	410,338	407,339	411,748	404,666
Diluted	410,338	407,339	411,748	404,666

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(16,795)	$(20,731)	$(836)	$(19,576)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(2,768)	513	(872)	513
Foreign currency translation adjustment	(52)	—	63	—
Total comprehensive income (loss)	(19,615)	(20,218)	(1,645)	(19,063)
Comprehensive (income) loss attributable to noncontrolling interests	46	82	109	157
Total comprehensive income (loss) attributable to agilon health, inc.	$(19,569)	$(20,136)	$(1,536)	$(18,906)
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)
For the three months ended June 30, 2023:

	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
April 1, 2023	414,465	$4,145	$2,130,126	$(1,048,208)	$(3,549)	$(674)	$1,081,840
Net income (loss)	—	—	—	(16,749)	—	(46)	(16,795)
Other comprehensive income (loss)	—	—	—	—	(2,820)	—	(2,820)
Exercise of stock options	265	2	926	—	—	—	928
Vesting of restricted stock units	373	4	(4)	—	—	—	—
Shares withheld related to net share settlement	(61)	(1)	(1,714)	—	—	—	(1,715)
Common stock repurchase	(9,615)	(96)	(201,468)	—	—	—	(201,564)
Stock-based compensation expense	—	—	19,572	—	—	—	19,572
June 30, 2023	405,427	$4,054	$1,947,438	$(1,064,957)	$(6,369)	$(720)	$879,446
For the three months ended June 30, 2022:

	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
April 1, 2022	405,727	$4,057	$2,064,242	$(956,447)	$—	$(375)	$1,111,477
Net income (loss)	—	—	—	(20,649)	—	(82)	(20,731)
Other comprehensive income (loss)	—	—	—	—	513	—	513
Exercise of stock options	2,370	24	6,293	—	—	—	6,317
Vesting of restricted stock units	140	1	(1)	—	—	—	—
Shares withheld related to net share settlement	(33)	—	(758)	—	—	—	(758)
Stock-based compensation expense	—	—	6,553	—	—	—	6,553
June 30, 2022	408,204	$4,082	$2,076,329	$(977,096)	$513	$(457)	$1,103,371

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

For the six months ended June 30, 2023:

	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2023	412,385	$4,124	$2,106,886	$(1,064,230)	$(5,560)	$(611)	$1,040,609
Net income (loss)	—	—	—	(727)	—	(109)	(836)
Other comprehensive income (loss)	—	—	—	—	(809)	—	(809)
Exercise of stock options	2,267	22	10,523	—	—	—	10,545
Vesting of restricted stock units	452	5	(5)	—	—	—	—
Shares withheld related to net share settlement	(62)	(1)	(1,742)	—	—	—	(1,743)
Common stock repurchase	(9,615)	(96)	(201,468)	—	—	—	(201,564)
Stock-based compensation expense	—	—	33,244	—	—	—	33,244
June 30, 2023	405,427	$4,054	$1,947,438	$(1,064,957)	$(6,369)	$(720)	$879,446
For the six months ended June 30, 2022:

	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2022	400,095	$4,001	$2,045,572	$(957,677)	$—	$(300)	$1,091,596
Net income (loss)	—	—	—	(19,419)	—	(157)	(19,576)
Other comprehensive income (loss)	—	—	—	—	513	—	513
Exercise of stock options	8,002	80	20,993	—		—	21,073
Vesting of restricted stock units	140	1	(1)	—	—	—	—
Shares withheld related to net share settlement	(33)	—	(758)	—	—	—	(758)
Stock-based compensation expense	—	—	10,523	—	—	—	10,523
June 30, 2022	408,204	$4,082	$2,076,329	$(977,096)	$513	$(457)	$1,103,371
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(836)	$(19,576)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,704	6,415
Stock-based compensation expense	33,244	10,523
Loss (income) from equity method investments	(9,848)	(7,787)
Other noncash items	(2,322)	3,497
Changes in operating assets and liabilities	(111,957)	(76,568)
Net cash provided by (used in) operating activities	(82,015)	(83,496)
Cash flows from investing activities:
Purchase of property and equipment, net	(7,811)	(8,504)
Purchase of intangible assets	(1,837)	(12,168)
Investment in loans receivable and other	(8,468)	(4,510)
Investments in marketable securities	(65,568)	(285,077)
Proceeds from maturities and sales of marketable securities and other	97,269	4,279
Net cash paid in business combination	(44,367)	—
Proceeds from sale of business and property, net of cash divested	—	500
Net cash provided by (used in) investing activities	(30,782)	(305,480)
Cash flows from financing activities:
Proceeds from equity issuances, net	8,802	20,315
Common stock repurchase	(200,000)	—
Repayments of long-term debt	(2,500)	(2,500)
Net cash provided by (used in) financing activities	(193,698)	17,815
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	(306,495)	(371,161)
Cash, cash equivalents and restricted cash and equivalents, beginning of period	507,680	1,054,820
Cash, cash equivalents and restricted cash and equivalents, end of period	$201,185	$683,659
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Business
Description of Business
agilon health, inc., through its partnerships and platform, provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. As of June 30, 2023, the Company, through its contracted physician networks, provided care to approximately 408,900 Medicare Advantage members enrolled with private health plans. Beginning January 1, 2023, the Company expanded its operations into: (i) Portland, Maine, (ii) St. Paul, Minnesota, (iii) Detroit, Michigan, (iv) Charleston, South Carolina; (v) Statesville, North Carolina; and (vi) Jackson, Tennessee, along with additional partnerships in the Company’s existing Texas markets.
See Note 14 for additional discussions related to the Company’s involvement with VIEs.
The Company’s largest shareholder is an investment fund associated with Clayton Dubilier & Rice, LLC (“CD&R”), a private equity firm. All funds affiliated with CD&R are considered related parties.

NOTE 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of agilon health, inc., its wholly-owned subsidiaries, and both joint ventures and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments unless otherwise indicated), which the Company considers necessary to present fairly its financial position, results of operations, and cash flows, have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
Property and Equipment
As of June 30, 2023 and December 31, 2022, the Company’s gross carrying amount of property and equipment was $35.3 million and $29.5 million, with accumulated depreciation of $10.9 million and $9.4 million, respectively. For the three months ended June 30, 2023 and 2022, the Company recognized $1.8 million and $0.6 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations. For the six months ended June 30, 2023 and 2022, the Company recognized $3.5 million and $1.3 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations.

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
Concentration
The Company contracts with various payors whereby the Company is entitled to monthly PMPM fees to provide a defined range of healthcare services for members attributed to its contracted primary care physicians. The Company generally accepts full financial risk for such members and therefore is responsible for the cost of all healthcare services required by them. Substantially all of the Company’s receivable balances are from a small number of payors. Revenue from Medicare Advantage payors constitutes substantially all of the Company’s total revenue for the three and six months ended June 30, 2023 and 2022.

The following table provides the Company’s revenue concentration with respect to major payors as a percentage of the Company’s total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Payor A	25%	24%	24%	25%
Payor B	14%	19%	15%	19%
Payor C	16%	13%	16%	14%
Payor D	*	11%	*	10%
___________________________________________
*Less than 10% of total revenues.
The following table provides the Company’s concentration of credit risk with respect to major payors as a percentage of receivables, net:

	June 30, 2023	December 31, 2022
Payor A	14%	13%
Payor B	14%	20%
Payor C	15%	10%
Payor D	*	10%
Payor E	*	11%
Payor F	17%	*
___________________________________________
*Less than 10% of total receivables.

NOTE 4. Marketable Securities and Fair Value Measurements
Marketable Securities
The following table summarizes the Company’s marketable securities (in thousands):

	June 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Corporate debt securities	$234,436	$15	$(3,642)	$230,809	$255,613	$60	$(3,240)	$252,433
U.S. Treasury notes	151,042	—	(2,798)	148,244	151,873	—	(2,306)	149,567
Other	10,000	—	(7)	9,993	9,975	—	(74)	9,901
	$395,478	$15	$(6,447)	$389,046	$417,461	$60	$(5,620)	$411,901
At June 30, 2023 and December 31, 2022, marketable securities of $384.6 million and $407.4 million, respectively, were in an unrealized loss position for less than twelve months. The Company’s unrealized losses from marketable securities as of June 30, 2023 and December 31, 2022 were caused primarily by interest rate increases. The Company does not intend to sell marketable securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company believes these losses to be temporary. There was no allowance for credit losses on available-for-sale marketable securities at June 30, 2023 and December 31, 2022.

The following table summarizes the Company’s marketable securities maturity as of June 30, 2023 (in thousands):

Year	Amortized Cost	Fair Value
2023	$63,765	$63,474
2024	137,470	135,271
2025	170,573	166,946
2026	23,670	23,355
	$395,478	$389,046
Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, restricted cash and cash equivalents, marketable securities, receivables, other liabilities, accounts payable, certain accrued expenses, and borrowings which consist of a term loan and a revolving credit facility. The carrying values of the financial instruments classified as current in the consolidated balance sheets approximate their fair values due to their short-term maturities. The Company's cash and cash equivalents are classified within Level 1 of the fair value hierarchy. The Company may be required, from time to time, to measure its loans to physician partner groups, primarily in connection with taxes payable on shares distributed to them upon completion of the initial public offering ("IPO"), at fair value on a nonrecurring basis. Such measurements are classified within Level 2 of the fair value hierarchy. The carrying values of the term loan and revolving credit facility are a reasonable estimate of fair value because the interest rates on such borrowings approximate market rates as of the reporting date. Such borrowings are classified within Level 2 of the fair value hierarchy. During the three and six months ended June 30, 2023 and 2022, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
The Company measures and discloses the fair value of nonfinancial and financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:
•Level 1—quoted prices for identical instruments in active markets;
•Level 2—quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•Level 3—fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The table below summarizes the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	June 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$—	$230,809	$—	$—	$252,433	$—
U.S. Treasury notes	148,244	—	—	149,567	—	—
Other	9,993	—	—	9,901	—	—
	$158,237	$230,809	$—	$159,468	$252,433	$—

NOTE 5. Other Assets, net
The following table summarizes the Company’s other assets, net (in thousands):

	June 30, 2023	December 31, 2022
Loans to physician partners	$71,079	$69,383
Health plan deposits	12,051	11,728
Equity method investments(1)	26,709	17,352
Right-of-use lease assets	13,087	13,029
Other	4,420	5,432
	$127,346	$116,924
___________________________________________
(1)See Note 14 for additional discussion related to the Company's equity method investments.
Loans to Physician Partners
Loans to physician partners primarily represent loans in connection with taxes payable on shares distributed to them in connection with the IPO. These loans mature between 2026 and 2031 with nominal interest compounding annually and no prepayment penalties. Such loans are stated at the amount expected to be collected.

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
Each period, the Company re-examines previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period the claims are settled. The Company’s medical claims payable balance represents management’s best estimate of its liability for unpaid medical costs as of June 30, 2023 and 2022. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.

The following table presents the components of changes in medical claims and related payables (in thousands):

	June 30,
	2023	2022
Medical claims and related payables, beginning of the year	$339,748	$239,014
Components of incurred costs related to:
Current year	1,937,219	1,140,375
Prior years	44,342	12,973
Discontinued operations - prior years	—	(229)
	1,981,561	1,153,119
Claims paid related to:
Current year	(882,649)	(706,478)
Prior years	(351,700)	(227,777)
Discontinued operations - prior years	—	160
	(1,234,349)	(934,095)
Medical claims and related payables, end of the period	$1,086,960	$458,038
Medical claims and related payables also include $12.6 million and $7.0 million, as of June 30, 2023 and December 31, 2022, respectively, that is recoverable from other parties under risk sharing arrangements and is presented as prepaid expenses and other current assets, net in the condensed consolidated balance sheets. Medical claims and related payables presented in the periods above include immaterial balances related to claims liabilities associated with certain divested California businesses for which the Company has retained the liability for claims incurred prior to the date of divestiture.

NOTE 7. Other Liabilities
The following table summarizes the Company’s other liabilities (in thousands):

	June 30, 2023	December 31, 2022
Other long-term contingencies	$52,723	$62,931
Lease liabilities, long-term	9,950	9,885
Equity method liabilities – ACO REACH	2,198	4,657
Other	10,235	5,813
	$75,106	$83,286
As of June 30, 2023 and December 31, 2022, the Company’s accruals for contingent liabilities related to unasserted claims were $52.7 million and $62.9 million, respectively. The accrued amounts represent the Company’s estimate of probable losses in accordance with ASC Topic 450, Contingencies. The Company’s estimate of the range of reasonably possible losses in excess of such accruals was $0 to $63.5 million as of June 30, 2023.
See Note 14 for equity method liabilities related to the Company's ACO REACH investments.

NOTE 8. Debt
On February 18, 2021, the Company executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021 and the Second Amendment to Credit Agreement, dated as of May 25, 2023, the “Credit Facilities”). The Credit Facilities include: (i) a $100.0 million secured term loan (the “Secured Term Loan Facility”) and (ii) a $100.0 million senior secured revolving credit facility (the “Secured Revolving Facility”) with a capacity to issue standby letters of credit in certain circumstances up to a maximum of $100.0 million. Subject to specified conditions and receipt of commitments, the Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $50.0 million plus (ii) an additional amount determined in accordance with a formula tied to repayment of certain of the Company’s indebtedness. The maturity date of the Credit Facilities is February 18, 2026.
As of June 30, 2023, the Company had $41.3 million outstanding under the Secured Term Loan Facility and availability under the Secured Revolving Facility was $39.4 million, as the Company had outstanding letters of credit totaling $60.6 million, of which $37.2 million was for the Company's ACO REACH investments. The standby letters of credit are automatically extended without amendment for one-year periods, unless the Company notifies the institution in advance of the expiration date that the letter will be terminated. No amounts have been drawn on the outstanding letters of credit as of June 30, 2023.
Effective with the Second Amendment to Credit Agreement on May 25, 2023, the Company transitioned to the Secured Overnight Financing Rate ("SOFR") as a benchmark interest rate used in the Credit Agreement. At the Company’s option, borrowings under the agreement can be either: (i) SOFR Rate Loans, (ii) Daily Simple SOFR Rate Loans, or (iii) Base Rate Loans. Daily Simple SOFR Rate Loans and SOFR Rate Loans bear interest at a rate equal to the sum of 4.00% (stepping down to 3.50% on and following October 1, 2023) and the higher of (a) SOFR, as defined in the credit agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 3.00% (stepping down to 2.50% on and following October 1, 2023) and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month LIBO rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, the Company pays a commitment fee on the unfunded 2021 Revolving Credit Facility amount of 0.50% (stepping down to 0.375% on and following October 1, 2023). The Company must also pay customary letter of credit fees. As of June 30, 2023, the effective interest rate on the Secured Term Loan Facility was 9.645%.
The Credit Facilities are guaranteed by certain of the Company’s subsidiaries, including those identified as VIEs, and contain customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios. Failure to meet any of these covenants could result in an event of default under the agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the agreement to be immediately due and payable. As of June 30, 2023, the Company was in compliance with all covenants under the Credit Facilities.

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

NOTE 10. Common Stock
Common Stock
2023. During the three months ended June 30, 2023, the Company issued approximately 0.6 million shares of common stock primarily in connection with exercises and vesting of stock-based awards. During the six months ended June 30, 2023, the Company issued approximately 2.7 million shares of common stock primarily in connection with exercises and vesting of stock-based awards.
On May 18, 2023, the Company repurchased and retired 9.6 million shares of common stock pursuant to an underwritten secondary public offering of 94.6 million shares of its common stock by CD&R. The Company paid approximately $20.80 per share, which is the same per share price paid by the underwriters to CD&R in the offering.
2022. During the three months ended June 30, 2022, the Company issued approximately 2.5 million shares of common stock primarily in connection with exercises and vesting of stock-based awards. During the six months ended June 30, 2022, the Company issued approximately 8.1 million shares of common stock primarily in connection with exercises and vesting of stock-based awards.

NOTE 11. Net Income (Loss) Per Common Share
Basic net income (loss) per common share (“EPS”) is computed based upon the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed based upon the weighted average number of common shares outstanding plus the impact of common shares issuable from the assumed conversion of stock options, certain performance restricted stock units, and unvested restricted stock units. Only those instruments having a dilutive impact on basic net income (loss) per share are included in diluted net income (loss) per share during the periods presented.
The following table illustrates the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Income (loss) from continuing operations	$(16,795)	$(21,038)	$(836)	$(20,312)
Noncontrolling interests’ share in (earnings) loss from continuing operations	46	82	109	157
Net income (loss) attributable to common stockholders before discontinued operations	(16,749)	(20,956)	(727)	(20,155)
Income (loss) from discontinued operations	—	307	—	736
Net income (loss) attributable to common stockholders	$(16,749)	$(20,649)	$(727)	$(19,419)
Denominator
Weighted average shares outstanding – basic	410,338	407,339	411,748	404,666
Weighted average shares outstanding – diluted	410,338	407,339	411,748	404,666
Net income (loss) per share attributable to common stockholders
Net income (loss) per common share from continuing operations, basic and diluted	$(0.04)	$(0.05)	$—	$(0.05)
Net income (loss) per common share from discontinued operations, basic and diluted	$—	$—	$—	$—
The following table provides the weighted-average potential shares of common stock that were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive (in thousands):

	Six Months Ended June 30,
	2023	2022
Stock options	17,865	23,903
Restricted stock units	9,021	1,260

NOTE 12. Goodwill and Amortizable Intangible Assets
As of June 30, 2023 and December 31, 2022, the Company’s goodwill balance was $62.1 million and $41.5 million, respectively, of which $39.0 million was allocated to the Company’s Hawaii reporting unit. The carrying value of the Hawaii reporting unit was positive as of June 30, 2023 and negative as of December 31, 2022. There were no events or circumstances that warranted an interim impairment test for goodwill during the three and six months ended June 30, 2023.
As of June 30, 2023 and December 31, 2022, the Company’s gross carrying amount of amortizable intangible assets was $163.5 million and $130.8 million, with accumulated amortization of $69.3 million and $63.1 million, respectively. For the three months ended June 30, 2023 and 2022, the Company recognized $3.7 million and $2.4 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations. For the six months ended June 30, 2023 and 2022, the Company recognized $6.2 million and $5.1 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations.
Acquisition
On February 28, 2023, the Company completed the acquisition of My Personal Health Record Express, Inc. (the “Acquisition”), a leading provider of value-based care technology and interoperability solutions for cash consideration of $44.4 million, net of cash acquired and subject to certain post-closing adjustments. The Company accounted for the Acquisition utilizing the acquisition method of accounting, which requires assets and liabilities to be recognized based on estimates of their acquisition date fair values. The determination of the values of the acquired assets and assumed liabilities, including other intangible assets and deferred taxes, requires significant judgment. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the Company estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Measurement period adjustments are recorded in the period in which they are determined, as if they had been completed at the acquisition date. Upon the conclusion of the final determination of the values of assets acquired or liabilities assumed, or one year after the date of acquisition, whichever comes first, any subsequent adjustments are recorded within the Company's consolidated results of operations. The following preliminary allocation of the purchase price related to the Acquisition based upon the fair value of assets and liabilities assumed included developed technology intangible assets of $25.6 million, customer relationship intangible assets of $1.9 million, and assumed net liabilities of $3.7 million, with the residual amount being recorded as goodwill of $20.6 million. The intangible assets acquired have a weighted-average life of 10 years.

NOTE 13. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow information:
Interest paid	$3,174	$1,950
Income taxes paid	1,653	566
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	435	7,288
Non-cash investment in unconsolidated subsidiaries	—	190
The following table summarizes cash, cash equivalents and restricted cash equivalents from continuing operations (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$190,981	$497,070
Restricted cash and equivalents(1)	10,204	10,610
Cash, cash equivalents and restricted cash equivalents	$201,185	$507,680
___________________________________________
(1)Restricted cash and equivalents primarily consist of amounts used as collateral to secure letters of credit that the Company is required to maintain pursuant to contracts with payors.

NOTE 14. Variable Interest Entities
Consolidated Variable Interest Entities
agilon health, inc.’s consolidated assets and liabilities as of June 30, 2023 and December 31, 2022 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to agilon health, inc.
agilon health, inc.’s consolidated assets and liabilities include VIE assets and liabilities as follows (in thousands):

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$96,190	$155,819
Restricted cash equivalents	10,202	10,610
Receivables, net	1,397,387	492,077
Prepaid expenses and other current assets, net	21,289	15,515
Property and equipment, net	1,635	1,567
Intangible assets, net	19,545	17,347
Other assets, net	10,204	10,371
Liabilities
Medical claims and related payables	1,057,738	300,798
Accounts payable and accrued expenses	233,645	159,526
Other liabilities	4,147	2,059
Risk-bearing Entities. At June 30, 2023, the Company operates 29 wholly-owned risk-bearing entities (“RBEs”) for the purpose of entering into risk-bearing contracts with payors. Each RBE’s equity at risk is considered insufficient to finance its activities without additional support, and, therefore, each RBE is considered a VIE. The Company consolidates the RBEs as it has determined that it is the primary beneficiary because it has: (i) the ability to control the activities that most significantly impact the RBEs’ economic performance; and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the RBEs. Specifically, the Company has the unilateral ability and authority, through the RBE governance and management agreements, to make significant decisions about strategic and operating activities of the RBEs, including negotiating and entering into risk-bearing contracts with payors, and approving the RBEs’ annual operating budgets. The Company also has the obligation to fund losses of the RBEs and the right to receive a significant percentage of any financial surplus generated by the RBEs. The assets of the RBEs primarily consist of cash and cash equivalents, receivables, net, intangible assets, net, and other assets, net; its obligations primarily consist of medical claims and related payables as well as operating expenses of the RBEs (accounts payable and accrued expenses), including incentive compensation obligations to the Company’s physician partners. On February 18, 2021, the Company executed the Credit Facilities, which are guaranteed by certain of the Company’s VIEs. Assets generated by the RBEs (primarily from medical services revenues) may be used, in certain limited circumstances, to settle the Company’s contractual debt obligations.
Unconsolidated Variable Interest Entities
As of June 30, 2023, the Company had nine equity method investments (liabilities) that were deemed to be VIEs. The Company has determined that the activities that most significantly impact the performance of these VIEs consist of the allocation of resources to and other decisions related to clinical activities and provider contracting decisions. Because the Company does not have the ability to control these activities due to another party’s control of the VIEs’ board of directors, the Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs. The Company's maximum loss exposure as a result of the Company’s involvement with the VIEs cannot be quantified as the Company has the obligation to provide ongoing operational support to the unconsolidated VIEs, as needed.

Equity Method Investments
The following table summarizes the Company’s equity method investments (in thousands):

	June 30, 2023	December 31, 2022
Equity method investments - Other(1)	$9,083	$8,329
Equity method investments - ACO REACH(1)	17,626	9,023
Equity method liabilities - ACO REACH(2)	(2,198)	(4,657)
___________________________________________
(1)Included in Other assets, net in the condensed consolidated balance sheets.
(2)Included in Other liabilities in the condensed consolidated balance sheets.
The Company is a partner in eight wholly-owned ACO REACH entities in collaboration with 12 of its physician group partners operating in 10 geographies. The combined summarized operating results of the Company’s ACO REACH entities are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Medical services revenue	$280,820	$277,050	$561,349	$544,763
Medical services expense	(241,844)	(255,663)	(499,321)	(504,014)
Other medical expenses(1)	(23,424)	(12,160)	(39,168)	(24,804)
Income (loss) from operations	11,184	6,185	13,185	9,368
Net income (loss)(2)	8,426	5,694	9,760	7,706
___________________________________________
(1)For the three months ended June 30, 2023 and 2022, includes physician incentive expenses of $16.6 million and $5.9 million, respectively. For the six months ended June 30, 2023 and 2022, includes physician incentive expenses of $26.3 million and $12.1 million, respectively.
(2)Included in Other income (expense) in the condensed consolidated statements of operations.
The combined summarized balance sheet of the Company’s ACO REACH entities are as follows (in thousands):

	June 30, 2023	December 31, 2022
Current assets	$92,929	$70,625
Noncurrent assets	130	—
Total assets	93,059	70,625
Current and total liabilities	78,584	67,343

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition, and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. As explained in greater detail under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we are undertaking a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting identified as of December 31, 2022. Our efforts to improve our internal controls are ongoing. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
•our history of net losses, and our ability to achieve or maintain profitability in an environment of increasing expenses;
•our ability to identify and develop successful new geographies, physician partners and health plan payors, and to execute upon our growth initiatives and achieve required operational scale;
•our ability to execute our operating strategies or to achieve results consistent with our historical performance;
•our expectation that our expenses will increase in the future and the risk that medical expenses incurred on behalf of members may exceed the amount of medical revenues we receive;
•our ability to secure contracts with Medicare Advantage (“MA”) payors and to ensure such contracts are on financial terms sufficient to meet our financial targets;
•our ability to recover startup costs incurred during the initial stages of development of our physician partner relationships and program initiatives;
•our ability to obtain additional capital needed to support our business;
•significant reductions in our membership;
•challenges for our physician partners in the transition to our “Total Care Model”;
•inaccuracies in the estimates and assumptions we use to project the size, revenue or medical expense amounts of our target market;

•the spread of, and response to, COVID-19, potential new variants of COVID-19 and entirely new pandemics, and the inability to predict the ultimate impact of pandemics on us;
•inaccuracies in the estimates and assumptions we use to project our members’ risk adjustment factors, medical services expense, incurred but not reported claims, and earnings under payor contracts;
•the impact of restrictive or exclusivity clauses in some of our contracts with physician partners that may prohibit us from establishing new risk-bearing entities (each, an “RBE”) within certain geographies in the future;
•the impact of restrictive or exclusivity clauses in some of our contracts with physician partners that may subject us to investigations or litigation;
•our ability to retain our management team and key employees or attract qualified personnel in the future;
•our ability to realize the full value of our intangible assets and any negative impact from impairment charges we may record;
•security breaches, loss of data and other disruptions to our data platforms could adversely impact us;
•our ability to protect the confidentiality of our know-how and other proprietary and internally developed information;
•our responsibility for certain liabilities in connection with the disposition of our California operations;
•our subsidiaries’ lack of performance or ability to fund their operations could require us to fund such losses;
•our dependence on a limited number of key health plan payors;
•our contracts with our payors are for limited terms and may not be renewed upon their expiration;
•our reliance on our health plan payors for membership attribution and assignment, data and reporting accuracy, and claims payment;
•our dependence on physician partners and other providers to effectively manage the quality and cost of care, and perform obligations under payor contracts;
•difficulties in obtaining accurate and complete diagnosis data;
•our dependence on physician partners to accurately, timely and sufficiently document their services and potential regulatory or other liability if any diagnosis information or encounter data are inaccurate or incorrect;
•we rely on third party software and data to operate our business and restrictions on the use of third-party resources could adversely affect us;
•our reliance on third parties for internet infrastructure and bandwidth to operate our business and provide services to our members and physician partners;
•consolidation in our industry could adversely impact us;
•reductions in reimbursement rates or methodology applied to derive reimbursement from, or discontinuation of, federal government healthcare programs, from which we derive substantially all of our total revenue;
•uncertain or adverse economic conditions, including a downturn or decrease in government expenditures, including as a result of an inability or failure by the U.S. federal government to fund Medicare;
•our ability to compete in our industry;
•the impact of government performance standards and benchmarks on our compensation and reputation;
•statutory or regulatory changes, administrative rulings, interpretations of policy, and determinations by intermediaries and governmental funding restrictions, and their impact on government funding, program coverage, and reimbursements;
•regulatory proposals directed at containing or lowering the cost of healthcare and our participation in such proposed models;

•we, our physician partners or affiliates being subject to federal or state investigations, audits and enforcement actions;
•regulatory inquiries and corrective action plans imposed by our health plan payors;
•repayment obligations arising out of payor audits;
•the impact on our revenue of Centers for Medicare & Medicaid Services’ (“CMS”) modifying the methodology used to determine the revenue associated with MA members;
•negative publicity regarding the managed healthcare industry;
•the extensive regulation of the healthcare industry at the federal, state, and local levels;
•if our physician alignment strategies with our physician partners, including the formation of risk and shared savings pools, making downstream payments and joint venture arrangements, are not in compliance with the state and federal fraud and abuse laws, including physician incentive plan laws and regulations, we could be subject to penalties;
•our business development and member engagement activities may implicate laws and regulations regarding marketing, beneficiary inducements, telemarketing and the use of protected health information;
•our physician partners are subject to federal and state healthcare fraud and abuse regulations;
•our use, disclosure and processing of personally identifiable information, personal health information, and de-identified data is subject to HIPAA and state patient confidentiality laws, and our failure to comply with those regulations or to adequately secure the information we hold could adversely impact us;
•our failure to obtain or maintain an insurance license, a certificate of authority or an equivalent authorization allowing our participation in downstream risk-sharing arrangements with payors could adversely impact us;
•laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our business, and the failure to comply with such laws, or any changes to such laws or regulations or similar laws or regulations could adversely impact us;
•if we or our physician partners inadvertently employ or contract with an excluded person, we may face government sanctions;
•we may face litigation not covered by insurance;
•our indebtedness and the potential that we may incur additional substantial indebtedness;
•the agreements and instruments governing our indebtedness contain restrictions and limitations that could adversely impact us;
•agilon health is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses;
•under our Certificate of Incorporation, the CD&R Investor and its affiliates and, in some circumstances, each of our directors and officers who is also a director, officer, employee, member or partner of the CD&R Investor and its affiliates, have no obligation to offer us corporate opportunities;
•anti-takeover provisions in our certificate of incorporation and by-laws could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock;
•we do not intend to pay dividends on our common stock for the foreseeable future and, consequently, a shareholder’s return on investment depends on appreciation in the price of our common stock;
•our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or stockholders;
•we identified material weaknesses in our internal control over financial reporting and, if our remedial measures are insufficient to address the material weaknesses, or if significant deficiencies or material weaknesses in our internal control over financial reporting are discovered or occur in the future, it may adversely affect us; and

•risks related to other factors discussed under “Risk Factors” in Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition, and results of operations. We will discuss and provide our analysis in the following order:
•Overview and Recent Developments
•Key Financial and Operating Metrics
•Key Components of Our Results of Operations
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
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
Second Quarter 2023 Results:
•Medicare Advantage members of approximately 408,900 as of June 30, 2023 increased 57% from June 30, 2022.
•ACO REACH attributed beneficiaries of approximately 87,000 as of June 30, 2023 decreased 4% from June 30, 2022.
•Total revenue of $1.15 billion increased 71% from the second quarter of 2022.
•Gross profit of $57 million, compared to $34 million in the second quarter of 2022.
•Medical margin of $138 million, compared to $82 million in the second quarter of 2022.
•Net loss of $17 million, compared to $21 million in the second quarter of 2022.
•Adjusted EBITDA of $10 million in the second quarter compared to an Adjusted EBITDA loss of $3 million in the second quarter 2022.

Year to Date 2023 Results:
•Total revenue of $2.29 billion increased 73% from the first half of 2022.
•Gross profit of $134 million, compared to $76 million in the first half of 2022.
•Medical margin of $300 million, compared to $168 million in the first half of 2022.
•Net loss of $1 million, compared to $20 million in the first half of 2022.
•Adjusted EBITDA of $34 million compared to $5 million in the first half of 2022.
Membership Details
Medicare Advantage members increased 57% from June 30, 2023, which includes contributions from new geographies and growth within geographies existing prior to 2023. Total members live on the platform includes 408,900 Medicare Advantage members and 87,000 attributed ACO REACH beneficiaries.
Average Medicare Advantage membership was 409,700 during the second quarter of 2023.
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
We monitor the following key financial and operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business (dollars in thousands):

	As of and For the			As of and For the
	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
MA members	408,900	261,200	57	408,900	261,200	57
Medical services revenue	$1,147,044	$669,184	71	$2,281,874	$1,321,607	73
Gross profit	$57,193	$33,914	69	$134,489	$76,378	76
Medical margin(1)	$138,310	$82,044	69	$300,313	$168,259	78
Platform support costs	$46,869	$36,291	29	$94,547	$70,104	35
Net income (loss)	$(16,795)	$(20,731)	19	$(836)	$(19,576)	96
Adjusted EBITDA(1)	$10,259	$(2,679)	483	$34,119	$5,366	536
___________________________________________
(1)Medical margin and Adjusted EBITDA are non-GAAP financial measures. Gross profit is the most directly comparable financial measure calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to medical margin. Net income (loss) is the most directly comparable financial measure calculated in accordance with U.S. GAAP to Adjusted EBITDA. See “—Non-GAAP Financial Measures" for additional information.
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
The following table presents our gross profit (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues	$1,149,052	$670,134	$2,285,199	$1,323,579
Medical services expense	(1,008,734)	(587,140)	(1,981,561)	(1,153,348)
Other medical expenses(1)	(83,125)	(49,080)	(169,149)	(93,853)
Gross profit	$57,193	$33,914	$134,489	$76,378
___________________________________________
(1)Represents physician compensation expense related to surplus sharing and other care management expenses that help to create medical cost efficiency. Includes costs in geographies that are in implementation and are not yet generating revenue and investments to grow existing markets. For the three months ended June 30, 2023 and 2022, costs incurred in implementing geographies were $7.7 million and $3.6 million, respectively. For the six months ended June 30, 2023 and 2022, costs incurred in implementing geographies were $10.0 million and $3.7 million, respectively.
Medical Margin
We define medical margin as medical services revenue after medical services expense is deducted. Medical services expense represents costs incurred for medical services provided to our members. As our platform matures over time, we expect medical margin to increase in absolute dollars. However, medical margin PMPM may vary as the percentage of new members brought onto our platform fluctuates. New membership added to the platform is typically dilutive to medical margin PMPM.
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
The table below represents costs to support our live geographies and enterprise functions, which are included in general and administrative expenses (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Platform support costs	$46,869	$36,291	$94,547	$70,104
% of Revenue	4%	5%	4%	5%
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
Medical services revenue constitutes substantially all of our total revenue for the three and six months ended June 30, 2023 and 2022.
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

Other Income (Expense)
Other Income (Expense), Net
Other income (expense), net includes the following items:
•Equity income (loss) from unconsolidated joint ventures; and
•Interest income, which consists primarily of interest earned on our cash and cash equivalents, restricted cash and cash equivalents, and marketable securities, including amortization/accretion of discount/premium.
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

Results of Operations
The following table summarizes key components of our results of operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Medical services revenue	$1,147,044	$669,184	$2,281,874	$1,321,607
Other operating revenue	2,008	950	3,325	1,972
Total revenues	1,149,052	670,134	2,285,199	1,323,579
Expenses:
Medical services expense	1,008,734	587,140	1,981,561	1,153,348
Other medical expenses	83,125	49,080	169,149	93,853
General and administrative (including noncash stock-based compensation expense of $19,572, $6,553, $33,244 and $10,523, respectively)	81,499	51,924	148,345	91,758
Depreciation and amortization	5,515	3,042	9,704	6,415
Total expenses	1,178,873	691,186	2,308,759	1,345,374
Income (loss) from operations	(29,821)	(21,052)	(23,560)	(21,795)
Other income (expense):
Other income (expense), net	15,687	6,997	25,159	9,266
Gain (loss) on lease terminations	—	(5,458)	—	(5,458)
Interest expense	(1,588)	(945)	(3,121)	(1,816)
Income (loss) before income taxes	(15,722)	(20,458)	(1,522)	(19,803)
Income tax benefit (expense)	(1,073)	(580)	686	(509)
Income (loss) from continuing operations	(16,795)	(21,038)	(836)	(20,312)
Discontinued operations:
Income (loss) before income taxes	—	321	—	750
Income tax benefit (expense)	—	(14)	—	(14)
Total discontinued operations	—	307	—	736
Net income (loss)	(16,795)	(20,731)	(836)	(19,576)
Noncontrolling interests’ share in (earnings) loss	46	82	109	157
Net income (loss) attributable to common shares	$(16,749)	$(20,649)	$(727)	$(19,419)

The following table summarizes our results of operations as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Medical services revenue	100%	100%	100%	100%
Other operating revenue	—	—	—	—
Total revenues	100	100	100	100
Expenses:
Medical services expense	88	88	87	87
Other medical expenses	7	7	7	7
General and administrative (including noncash stock-based compensation expense of 2%, 1%, 1% and 1%, respectively)	7	8	6	7
Depreciation and amortization	—	—	—	—
Total expenses	103	103	101	102
Income (loss) from operations	(3)	(3)	(1)	(2)
Other income (expense):
Other income (expense), net	1	1	1	1
Gain (loss) on lease terminations	—	(1)	—	—
Interest expense	—	—	—	—
Income (loss) before income taxes	(1)	(3)	—	(1)
Income tax benefit (expense)	—	—	—	—
Income (loss) from continuing operations	(1)	(3)	—	(1)
Discontinued operations:
Income (loss) before income taxes	—	—	—	—
Income tax benefit (expense)	—	—	—	—
Total discontinued operations	—	—	—	—
Net income (loss)	(1)	(3)	—	(1)
Noncontrolling interests’ share in (earnings) loss	—	—	—	—
Net income (loss) attributable to common shares	(1)%	(3)%	—%	(1)%
Comparison of the Three and Six Months Ended June 30, 2023 to the Three and Six Months Ended June 30, 2022
Medical Services Revenue

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Medical services revenue	$1,147,044	$669,184	$477,860	71%
% of total revenues	100%	100%
Medical services revenue increased for the three months ended June 30, 2023 due primarily to growth in average membership of 54%, which was attributable to eight new geographies that began to generate revenue in 2023 and growth in our existing geographies. The increase in medical services revenue for the three months ended June 30, 2023 was also driven, to a lesser extent, by an increase in PMPM capitation rates of 11%.

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Medical services revenue	$2,281,874	$1,321,607	$960,267	73%
% of total revenues	100%	100%
Medical services revenue increased for the six months ended June 30, 2023 due primarily to growth in average membership of 58%, which was attributable to eight new geographies that began to generate revenue in 2023 and growth in our existing geographies. The increase in medical services revenue for the six months ended June 30, 2023 was also driven, to a lesser extent, by an increase in PMPM capitation rates of 10%.
Medical Services Expense

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Medical services expense	$1,008,734	$587,140	$421,594	72%
% of total revenues	88%	88%
Medical services expense increased for the three months ended June 30, 2023 due primarily to growth in average membership of 54%, which was attributable to eight new geographies that became operational in 2023 and growth in our existing geographies. The increase in medical services expense for the three months ended June 30, 2023 was also driven, to a lesser extent, by an increase in average medical services expense per member of 11%.

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Medical services expense	$1,981,561	$1,153,348	$828,213	72%
% of total revenues	87%	87%
Medical services expense increased for the six months ended June 30, 2023 due primarily to growth in average membership of 58%, which was attributable to eight new geographies that became operational in 2023 and growth in our existing geographies. The increase in medical services expense for the six months ended June 30, 2023 was also driven, to a lesser extent, by an increase in average medical services expense per member of 9%.
Other Medical Expenses

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Other medical expenses	$83,125	$49,080	$34,045	69%
% of total revenues	7%	7%
Other medical expenses increased by $34.0 million, or 69%, for the three months ended June 30, 2023 compared to 2022. Partner physician incentive expense increased by $18.3 million to $44.7 million in 2023 compared to $26.4 million in 2022. Other provider costs increased by $15.7 million to $38.4 million in 2023 compared to $22.7 million in 2022, resulting from the increase in the number of geographies and members on our platform. Other provider costs for the three months ended June 30, 2023 include $7.7 million of costs related to geographies that will become operational in January 2024, while other provider costs for the three months ended June 30, 2022 include $3.6 million of costs related to geographies that became operational in 2023.

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Other medical expenses	$169,149	$93,853	$75,296	80%
% of total revenues	7%	7%
Other medical expenses increased by $75.3 million, or 80%, for the six months ended June 30, 2023 compared to 2022. Partner physician incentive expense increased by $48.6 million to $102.4 million in 2023 compared to $53.8 million in 2022. Other provider costs increased by $26.7 million to $66.8 million in 2023 compared to $40.1 million in 2022, resulting from the increase in the number of geographies and members on our platform. Other provider costs for the six months ended June 30, 2023 include $10.0 million of costs related to geographies that will become operational in January 2024, while other provider costs for the six months ended June 30, 2022 include $3.7 million of costs related to geographies that became operational in 2023.
General and Administrative

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
General and administrative	$81,499	$51,924	$29,575	57%
% of total revenues	7%	8%
General and administrative expenses increased $29.6 million, or 57%, for the three months ended June 30, 2023 compared to 2022. Operating costs to support our live geographies and enterprise functions (platform support costs) increased by $10.6 million to $46.9 million in 2023 compared to $36.3 million in 2022 due primarily to growth in operating costs incurred to support geographies that became operational in 2023. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased to 4% for the three months ended June 30, 2023 compared to 5% for the same period in 2022. Investments to support geography entry increased to $11.3 million in 2023, compared to $6.6 million in 2022 due to increased costs associated with our geographies that become operational in the following calendar year and expansion into existing geographies. Stock-based compensation expense increased $13.0 million in 2023 primarily due to the granting of certain stock-based instruments to third parties after the second quarter of 2022.

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
General and administrative	$148,345	$91,758	$56,587	62%
% of total revenues	6%	7%
General and administrative expenses increased $56.6 million, or 62%, for the six months ended June 30, 2023 compared to 2022. Operating costs to support our live geographies and enterprise functions (platform support costs) increased by $24.4 million to $94.5 million in 2023 compared to $70.1 million in 2022 due primarily to growth in operating costs incurred to support geographies that became operational in 2023. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased to 4% for the six months ended June 30, 2023 compared to 5% for the same period in 2022. Investments to support geography entry increased to $20.6 million in 2023, compared to $10.4 million in 2022 due to increased costs associated with our geographies that become operational in the following calendar year and expansion into existing geographies. Stock-based compensation expense increased $22.7 million in 2023 primarily due to the granting of certain stock-based instruments to third parties after the second quarter of 2022.

Other income (expense), net

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Other income (expense), net	$15,687	$6,997	$8,690	124%
% of total revenues	1%	1%
Other income (expense), net increased $8.7 million, or 124%, for the three months ended June 30, 2023 compared to 2022 primarily from interest income as a result of our marketable securities investments, which were made at the end of the second quarter of 2022, and equity income from our ACO REACH equity investments as a result of stronger performance during 2023 compared to 2022.

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Other income (expense), net	$25,159	$9,266	$15,893	172%
% of total revenues	1%	1%
Other income (expense), net increased $15.9 million, or 172%, for the six months ended June 30, 2023 compared to 2022 primarily from interest income as a result of our marketable securities investments, which were made at the end of the second quarter of 2022, and equity income from our ACO REACH equity investments as a result of stronger performance during 2023 compared to 2022.
Non-GAAP Financial Measures
In addition to providing results that are determined in accordance with U.S. GAAP, we present medical margin and Adjusted EBITDA, which are non-GAAP financial measures.
We define medical margin as medical services revenue after medical services expense is deducted. Medical services expense represents costs incurred for medical services provided to our members. As our platform matures over time, we expect medical margin to increase in absolute dollars. However, medical margin PMPM may vary as the percentage of new members brought onto our platform fluctuates. New membership added to the platform is typically dilutive to medical margin PMPM. We believe this metric provides insight into the economics of our capitation arrangements as it includes all medical services expense directly associated with our members’ care.
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
Adjusted EBITDA is not considered a measure of financial performance under U.S. GAAP, and the items excluded therefrom are significant components in understanding and assessing our financial performance. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as an alternative to such U.S. GAAP measures as net income (loss), cash flows provided by or used in operating, investing, or financing activities or other financial statement data presented in our consolidated financial statements as an indicator of financial performance or liquidity. Some of these limitations are:
•Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
•Adjusted EBITDA does not reflect interest expense or the requirements necessary to service interest or principal payments on debt;
•Adjusted EBITDA does not reflect income tax expense (benefit) or the cash requirements to pay taxes;
•Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
•Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and
•The expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from similarly titled non-GAAP financial measures.
The following table sets forth a reconciliation of gross profit to medical margin using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross profit(1)	$57,193	$33,914	$134,489	$76,378
Other operating revenue	(2,008)	(950)	(3,325)	(1,972)
Other medical expenses	83,125	49,080	169,149	93,853
Medical margin	$138,310	$82,044	$300,313	$168,259
___________________________________________
(1)Gross profit is defined as total revenues less medical services expense and other medical expenses.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(16,795)	$(20,731)	$(836)	$(19,576)
(Income) loss from discontinued operations, net of income taxes	—	(307)	—	(736)
Interest expense	1,588	945	3,121	1,816
Income tax expense (benefit)	1,073	580	(686)	509
Depreciation and amortization	5,515	3,042	9,704	6,415
(Gain) loss on lease terminations	—	5,458	—	5,458
Severance and related costs(1)	—	256	188	1,958
Stock-based compensation expense	19,572	6,553	33,244	10,523
EBITDA adjustments related to equity method investments	2,757	492	4,724	1,663
Other(2)	(3,451)	1,033	(15,340)	(2,664)
Adjusted EBITDA(3)	$10,259	$(2,679)	$34,119	$5,366
___________________________________________
(1)For the three and six months ended June 30, 2022, includes taxes and related costs on stock option exercises for departed executives of $0.2 million and $1.4 million.
(2)Includes interest income, non-cash accruals for unasserted claims and contingent liabilities, and transaction-related costs.
(3)Effective 2023, we no longer exclude geography entry costs from our computation of Adjusted EBITDA. Adjusted EBITDA for the prior period presented has been restated to the current period computation methodology.
Liquidity and Capital Resources
We have historically financed our operations primarily through funds generated from our capitation arrangements with payors, issuances of equity securities, and borrowings under credit agreements. We generally invest any excess cash in money market accounts, which are classified as cash equivalents, and marketable securities. Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet the cash flow needs of our business operations, and attainment of a competitive return. As of June 30, 2023, we had cash and cash equivalents and restricted cash and equivalents of $201.2 million and investments in marketable securities of $389.0 million.
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
Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows. The following table sets forth changes in cash flows (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Net cash provided by (used in) operating activities	$(82,015)	$(83,496)	$1,481
Net cash provided by (used in) investing activities	(30,782)	(305,480)	274,698
Net cash provided by (used in) financing activities	(193,698)	17,815	(211,513)
Net Cash Provided By (Used In) Operating Activities
Net cash used in operating activities was $82.0 million for the six months ended June 30, 2023 compared to $83.5 million for the six months ended June 30, 2022. Net cash used in operating activities in 2023 was flat compared to 2022 primarily resulting from the timing of settlements with payors from new and existing geographies. Our cash flow from operations is dependent upon the number of members on our platform, the timing of settlements with payors, and the level of operating and general and administrative expenses necessary to operate and grow our business, among other factors.
Net Cash Provided By (Used In) Investing Activities
Net cash used in investing activities was $30.8 million for the six months ended June 30, 2023 compared to $305.5 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, we completed the acquisition of My Personal Health Record Express, Inc. for $44.4 million and made investments in marketable securities of $65.6 million, which were partially offset by proceeds from the maturity of marketable securities of $97.3 million. During the six months ended June 30, 2022, we made investments in marketable securities of $285.1 million.
Net Cash Provided By (Used In) Financing Activities
Net cash used in financing activities was $193.7 million for the six months ended June 30, 2023 compared to net cash provided by financing activities of $17.8 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, we used $200.0 million to repurchase common stock. During the six months ended June 30, 2023, we received net proceeds of $8.8 million from the exercise of stock options compared to $20.3 million for the six months ended June 30, 2022.
Debt Obligations
On February 18, 2021, we executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021 and the Second Amendment to Credit Agreement, dated as of May 25, 2023, the “Credit Facilities”). The Credit Facilities include: (i) a $100.0 million senior secured term loan (the “Secured Term Loan Facility”) and (ii) a $100.0 million senior secured revolving credit facility (the “Secured Revolving Facility”) with a capacity to issue standby letters of credit in certain circumstances up to a maximum of $100.0 million. Subject to specified conditions and receipt of commitments, the Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $50.0 million plus (ii) an additional amount determined in accordance with a formula tied to repayment of certain of our indebtedness. The maturity date of the Credit Facilities was extended to February 18, 2026.
Effective with the Second Amendment to Credit Agreement on May 25, 2023, we transitioned to the Secured Overnight Financing Rate ("SOFR") as a benchmark interest rate used in the Credit Agreement. At our option, borrowings under the Credit Facilities, as defined in the credit agreement, can be either: (i) SOFR Rate Loans, (ii) Daily Simple SOFR Rate Loans, or (iii) Base Rate Loans. Daily Simple SOFR Rate Loans and SOFR Rate Loans bear interest at a rate equal to the sum of 4.00% (stepping down to 3.50% on and following October 1, 2023) and the higher of (a) SOFR, as defined in the credit agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 3.00% (stepping down to 2.50% on and following October 1, 2023) and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month SOFR rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, we pay a commitment fee on the unfunded 2021 Revolving Credit Facility amount of 0.50% (stepping down to 0.375% on and following October 1, 2023). We must also pay customary letter of credit fees.
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
Equity
As of June 30, 2023, we had 405.4 million shares of common stock outstanding. See Note 10 to the Condensed Consolidated Financial Statements for additional information about our equity transactions.
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
Recent Accounting Pronouncements
There are no new accounting standards that have been issued and we have not adopted that are material to us as of June 30, 2023.
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
We held cash, cash equivalents, restricted cash equivalents, and marketable securities of $590.2 million and $919.6 million as of June 30, 2023 and December 31, 2022, respectively, consisting of bank deposits, certificates of deposits, money market funds, U.S. Treasury notes, and corporate debt securities. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our marketable securities. Declines in interest rates over time will reduce our investment income. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, although we continue to work to remediate the material weaknesses in internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2022, and progress has been made to date, our CEO and CFO have concluded that the disclosure controls and procedures related to these material weaknesses were not effective as of June 30, 2023.
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
As explained in greater detail under Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we are undertaking a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting identified as of December 31, 2022. Our efforts to improve our internal controls are ongoing. Therefore, while we determined, with the participation of our CEO and CFO, that there have been no changes in our internal control over financial reporting in the three-month period ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continue to monitor the operation of these remedial measures through the date of this report.

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
Unregistered Sales of Equity Securities
Certain of our agreements with our physician partner entities provide for grants of time-vested restricted stock units and performance-based restricted stock units (collectively, RSUs) to the physician partner entities. On April 7, 2023, April 11, 2023, and June 29, 2023, we issued 1,000, 131,801, and 38,958 shares of our common stock upon vesting of RSUs, respectively, to our physician partners for a total of $4,331,977. The issuances of the common stock were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act. These transactions did not involve any public offering, any underwriters, any underwriting discounts or commissions, or any general solicitation or advertising. The shares of common stock issued are subject to appropriate restrictive legends and the physician partner entities represented they would not transfer or distribute the common stock until all restrictions were cleared. All recipients had access, through their relationships with us or otherwise, to adequate information about us.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended June 30, 2023.

Period Covered	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
April 1-30, 2023	—	$—	—	—
May 1-31, 2023	9,614,806	20.80	9,614,806	—
June 1-30, 2023	—	—	—	—
Total	9,614,806	$20.80	9,614,806	—
On May 18, 2023, we repurchased and retired 9.6 million shares of common stock pursuant to an underwritten secondary public offering of 94.6 million shares of our common stock by Clayton Dubilier & Rice, LLC (“CD&R”), a private equity firm, who is considered a related party. We paid approximately $20.80 per share, which is the same per share price paid by the underwriters to CD&R in the offering.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification by Steven J. Sell, agilon’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Timothy S. Bensley, agilon’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Steven J. Sell, agilon’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Timothy S. Bensley, agilon’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

10.1	Second Amendment to Credit Agreement, dated as of May 25, 2023, by and among agilon management, inc., the Lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*
___________________________________________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2023	agilon health, inc.

(Registrant)

/s/ TIMOTHY S. BENSLEY
Timothy S. Bensley
Chief Financial Officer
(Principal Financial Officer)