Form 10-K/A
period 2022-12-31
agilon health, inc.
filed 2023-08-08
CIK 1831097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________
FORM 10-K/A
Amendment No. 1
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 001-40332
____________________________________________________________________
agilon health, inc.
(Exact name of registrant as specified in its charter)

Delaware	37-1915147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6210 E Hwy 290, Suite 450 Austin, Texas	78723
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (562) 256-3800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	AGL	The New York Stock Exchange
____________________________________________________________________
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K of agilon health, inc. (the “Company”) for the year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2023 (the “Original Filing”).
This Amendment No. 1 is being filed solely for the purpose of correcting an omission in the audit report on the consolidated financial statements, dated March 1, 2023, of Ernst & Young LLP (“E&Y”), the Company’s independent registered public accounting firm. The audit report inadvertently omitted a reference to the consolidated statements of comprehensive income (loss).
In accordance with Rule 12b-15 under the Exchange Act, we have included the entire text of Part II, Item 8 “Financial Statements and Supplementary Data” in this Amendment No. 1. However, there have been no changes made to the text of such item other than the changes stated in the immediately preceding paragraph. As required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are being filed as Exhibits 31.3, 31.4, 32.3 and 32.4 to this Amendment No. 1. A new consent of E&Y also is being filed as Exhibit 23.2.
Except as expressly noted, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. Furthermore, this Amendment No. 1 should be read in conjunction with the Original Filing and any of the Company's subsequent filings with the SEC.
1

agilon health, inc.
Form 10-K/A
For the Fiscal Year Ended December 31, 2022

2

PART II
ITEM 8. Financial Statements and Supplementary Data
agilon health, inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-1
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020	F-5
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2021 and 2020	F-6
Consolidated Statements of Contingently Redeemable Common Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2022, 2021 and 2020	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	F-8
Notes to Consolidated Financial Statements	F-9
Schedule I—Registrant’s Financial Statements	F-37
3

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of agilon health, inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of agilon health, inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), contingently redeemable common stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2023, expressed an adverse opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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
See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.
CONSOLIDATED STATEMENTS OF CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Contingently Redeemable Common Stock		Total Stockholders’ Equity (Deficit)
	Shares	Amount	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
			Shares	Amount
January 1, 2020	69,860	$281,000	246,743	$2,467	$256,643	$(491,138)	$—	$—	$(232,028)
Net income (loss)	—	—	—	—	—	(60,052)	—	—	(60,052)
Issuance of contingently redeemable common stock	6,341	28,500	—	—	(460)	—	—	—	(460)
Issuance of common stock	—	—	1,235	13	5,537	—	—	—	5,550
Repurchase of common stock	—	—	(1,500)	(15)	(6,727)	—	—	—	(6,742)
Exercises and vesting of stock-based awards	—	—	2,562	26	788	—	—	—	814
Settlement of stock-based liabilities	—	—	334	3	1,497	—	—	—	1,500
Stock-based compensation expense	—	—	—	—	6,688	—	—	—	6,688
January 1, 2021	76,201	$309,500	249,374	$2,494	$263,966	$(551,190)	$—	$—	$(284,730)
Net income (loss)	—	—	—	—	—	(406,487)	—	(300)	(406,787)
Reclassification of contingently redeemable common stock in connection with IPO	(76,201)	(309,500)	76,201	762	308,738	—	—	—	309,500
Issuance of common stock in connection with IPO, net of offering costs	—	—	53,590	536	1,162,597	—	—	—	1,163,133
Issuance of common stock under partner physician group equity agreements upon IPO	—	—	11,672	117	268,350	—	—	—	268,467
Exercises and vesting of stock-based awards	—	—	9,258	92	17,994	—	—	—	18,086
Stock-based compensation expense	—	—	—	—	23,927	—	—	—	23,927
January 1, 2022	—	$—	400,095	$4,001	$2,045,572	$(957,677)	$—	$(300)	$1,091,596
Net income (loss)	—	—	—	—	—	(106,553)	—	(311)	(106,864)
Other comprehensive income (loss)	—	—	—	—	—	—	(5,560)	—	(5,560)
Exercise of stock options	—	—	11,923	119	33,768	—	—	—	33,887
Vesting of restricted stock units	—	—	404	4	(4)	—	—	—	—
Shares withheld related to net share settlement	—	—	(37)	—	(831)	—	—	—	(831)
Stock-based compensation expense	—	—	—	—	28,381	—	—	—	28,381
December 31, 2022	—	$—	412,385	$4,124	$2,106,886	$(1,064,230)	$(5,560)	$(611)	$1,040,609
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
The following provides information regarding the Company’s recent strategic partnerships to deliver healthcare services:
•During 2020, the Company entered into a strategic partnership to further expand its operations beginning April 1, 2020 into Wilmington, North Carolina. Additionally, during 2020, the Company entered into strategic partnerships to further expand its operations beginning January 1, 2021 into: (i) Buffalo, New York; (ii) Toledo, Ohio; and (iii) Hartford, Connecticut. In December 2020, the Company entered into a strategic partnership to further expand its operations beginning January 1, 2022 into Syracuse, New York.
•During 2021, the Company entered into strategic partnerships to further expand its operations beginning January 1, 2022 into: (i) Grand Rapids and Traverse City, Michigan; (ii) Pinehurst, North Carolina; and (iii) Longview and Texarkana, Texas, along with additional partnerships in the Company’s existing Ohio and Texas markets.
•On April 1, 2021, the Company, in collaboration with seven of its physician group partners, launched five Direct Contracting Entities (“DCE”) that are participating in the Center for Medicare & Medicaid Innovation’s (“CMMI”) Direct Contracting Model.
•Beginning January 1, 2022, the Company also began operating three additional DCEs, in collaboration with five of its physician group partners, which is being redesigned and renamed the Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model beginning in 2023.
•During 2022, the Company entered into strategic partnerships to further expand its operations beginning January 1, 2023 into: (i) Portland, Maine; (ii) St. Paul, Minnesota; (iii) Charleston, South Carolina; and (iv) Jackson, Tennessee, along with additional partnerships in the Company’s existing North Carolina, Michigan and Texas markets.
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
Upon the completion of the IPO, the Company issued 11.7 million shares of common stock under partner physician group equity agreements and recognized stock-based compensation expense of $268.5 million in April 2021 Additionally, as of December 31, 2021, the Company provided $76.8 million, net in financing to physician partner groups in connection with taxes payable on shares distributed to them upon completion of the IPO. Such amounts are included in other assets, net in the consolidated balance sheets. See Note 8.

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
i.the equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support;
ii.substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights; or
iii.the equity investors as a group lack any of the following:
•the power through voting or similar rights to direct the activities of the entity that most significantly impact the entity’s economic performance;
•the obligation to absorb the expected losses of the entity; or
•the right to receive the expected residual returns of the entity.
The Company reassesses the designation of an entity as a VIE upon certain events, including, but not limited to:
i.a change to the terms or in the ability of a party to exercise its kick-out rights;
ii.a change in the capital structure of the entity; or
iii.acquisitions or sales of interests that constitute a change of control.
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
_____________________________________________________________________
*Less than 10% of total revenues.
The following table provides the Company’s concentrations of credit risk with respect to major payors as a percentage of receivables, net:

	December 31,
	2022	2021
Payor A	13%	18%
Payor B	20%	21%
Payor C	10%	14%
Payor D	10%	12%
Payor E	11%	*
_____________________________________________________________________
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
_____________________________________________________________________
(1)Represents capital commitments to physician partners to support physician partner expansion and related purposes.

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
_____________________________________________________________________
(1)Market and performance conditions were satisfied during 2021.

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
_____________________________________________________________________
(1)Assets and liabilities of VIEs presented above include the assets and liabilities of the Company’s Independent Practice Associations in California, which are consolidated VIEs and whose operations are reflected in the consolidated financial statements as discontinued operations.
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
_____________________________________________________________________
(1)Included in Other assets, net in the consolidated balance sheets.
(2)Included in Other liabilities in the consolidated balance sheets.
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
_____________________________________________________________________
(1)For the years ended December 31, 2022 and 2021, includes physician compensation expenses of $27.1 million and $1.0 million, respectively.
(2)Included in Other income (expense), net in the consolidated statement of operations.
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

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Amendment No. 1 on Form 10-K/A:
1.Consolidated Financial Statements
Our consolidated financial statements are included in Part II, Item 8-Financial Statements and Supplementary Data of this Amendment No. 1 on Form 10-K/A.
2.Financial Statement Schedules
The following Consolidated Financial Statements are included in Part II, Item 8- Financial Statements and Supplementary Data of this Amendment No. 1 on Form 10-K/A.
Schedule I—Registrant’s Condensed Financial Statements
3.Exhibits
The information called for by this paragraph is set forth in Item 15(b) below.
(b)The documents listed in the Exhibit Index of this Amendment No. 1 on Form 10-K/A are filed, furnished, or incorporated by reference in this Amendment No. 1 on Form 10-K/A, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description
23.2	Consent of Independent Registered Public Accounting Firm.*

31.3	Certification by Steven J. Sell, agilon’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.4	Certification by Timothy Bensley, agilon’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.3	Certification by Steven J. Sell, agilon’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.4	Certification by Timothy Bensley, agilon’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*
_____________________________________________________________________
*Filed with this report.
**Furnished with this report.

(c)
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 8, 2023

agilon health, inc. (Registrant)

/s/ STEVEN J. SELL
Steven J. Sell,
Chief Executive Officer and President (Principal Executive Officer)