Form 10-Q
period 2023-09-30
agilon health, inc.
filed 2023-11-02
CIK 1831097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
At October 27, 2023, there were 406,040,924 shares of the registrant’s $0.01 par value common stock outstanding.

agilon health, inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
agilon health, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$168,339	$497,070
Restricted cash and equivalents	10,204	10,610
Marketable securities	395,878	411,901
Receivables, net	1,345,711	497,574
Prepaid expenses and other current assets	36,512	34,119
Total current assets	1,956,644	1,451,274
Property and equipment, net	26,203	20,050
Intangible assets, net	92,657	67,680
Goodwill	62,387	41,540
Other assets, net	140,184	116,924
Total assets	$2,278,075	$1,697,468
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Medical claims and related payables	$1,005,762	$346,727
Accounts payable and accrued expenses	290,563	183,364
Current portion of long-term debt	5,000	5,000
Total current liabilities	1,301,325	535,091
Long-term debt, net of current portion	34,780	38,482
Other liabilities	70,370	83,286
Total liabilities	1,406,475	656,859

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.01 par value: $2,000,000 shares authorized; 405,980 and 412,385 shares issued and outstanding, respectively	4,060	4,124
Additional paid-in capital	1,970,930	2,106,886
Accumulated deficit	(1,096,393)	(1,064,230)
Accumulated other comprehensive income (loss)	(6,230)	(5,560)
Total agilon health, inc. stockholders' equity (deficit)	872,367	1,041,220
Noncontrolling interests	(767)	(611)
Total stockholders’ equity (deficit)	871,600	1,040,609
Total liabilities and stockholders’ equity (deficit)	$2,278,075	$1,697,468
The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as agilon health, inc., together with its consolidated subsidiaries and variable interest entities (the “Company”), is the primary beneficiary of these VIEs. The condensed consolidated balance sheets include total assets that can only be used to settle obligations of the Company’s consolidated VIEs totaling $1.48 billion and $703.30 million as of September 30, 2023 and December 31, 2022, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $1.23 billion and $462.40 million as of September 30, 2023 and December 31, 2022, respectively. See Note 14 for additional details.
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Medical services revenue	$1,212,132	$693,934	$3,494,006	$2,015,541
Other operating revenue	3,528	924	6,853	2,896
Total revenues	1,215,660	694,858	3,500,859	2,018,437
Expenses:
Medical services expense	1,104,396	618,287	3,085,957	1,771,635
Other medical expenses	80,787	50,659	249,936	144,512
General and administrative (including noncash stock-based compensation expense of $20,736, $7,907, $53,980 and $18,430, respectively)	74,138	51,980	222,483	143,738
Depreciation and amortization	5,310	3,450	15,014	9,865
Total expenses	1,264,631	724,376	3,573,390	2,069,750
Income (loss) from operations	(48,971)	(29,518)	(72,531)	(51,313)
Other income (expense):
Income (loss) from equity method investments	14,659	(4,314)	24,507	3,473
Other income (expense), net	5,690	4,888	21,001	6,367
Gain (loss) on lease terminations	—	—	—	(5,458)
Interest expense	(1,651)	(1,000)	(4,772)	(2,816)
Income (loss) before income taxes	(30,273)	(29,944)	(31,795)	(49,747)
Income tax benefit (expense)	(1,210)	(559)	(524)	(1,068)
Income (loss) from continuing operations	(31,483)	(30,503)	(32,319)	(50,815)
Discontinued operations:
Income (loss) before income taxes	—	(224)	—	526
Income tax benefit (expense)	—	(12)	—	(26)
Total discontinued operations	—	(236)	—	500
Net income (loss)	(31,483)	(30,739)	(32,319)	(50,315)
Noncontrolling interests’ share in (earnings) loss	47	71	156	228
Net income (loss) attributable to common shares	$(31,436)	$(30,668)	$(32,163)	$(50,087)

Net income (loss) per common share, basic and diluted
Continuing operations	$(0.08)	$(0.07)	$(0.08)	$(0.12)
Discontinued operations	$—	$—	$—	$—
Weighted average shares outstanding
Basic	405,787	411,065	412,077	406,823
Diluted	405,787	411,065	412,077	406,823

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(31,483)	$(30,739)	$(32,319)	$(50,315)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	114	(5,611)	(758)	(5,098)
Foreign currency translation adjustment	25	—	88	—
Total comprehensive income (loss)	(31,344)	(36,350)	(32,989)	(55,413)
Comprehensive (income) loss attributable to noncontrolling interests	47	71	156	228
Total comprehensive income (loss) attributable to agilon health, inc.	$(31,297)	$(36,279)	$(32,833)	$(55,185)
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)
For the three months ended September 30, 2023:

	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
July 1, 2023	405,427	$4,054	$1,947,438	$(1,064,957)	$(6,369)	$(720)	$879,446
Net income (loss)	—	—	—	(31,436)	—	(47)	(31,483)
Other comprehensive income (loss)	—	—	—	—	139	—	139
Exercise of stock options	424	5	2,718	—	—	—	2,723
Vesting of restricted stock units	132	1	(1)	—	—	—	—
Shares withheld related to net share settlement	(3)	—	(63)	—	—	—	(63)
Common stock repurchase	—	—	102	—	—	—	102
Stock-based compensation expense	—	—	20,736	—	—	—	20,736
September 30, 2023	405,980	$4,060	$1,970,930	$(1,096,393)	$(6,230)	$(767)	$871,600
For the three months ended September 30, 2022:

	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
July 1, 2022	408,204	$4,082	$2,076,329	$(977,096)	$513	$(457)	$1,103,371
Net income (loss)	—	—	—	(30,668)	—	(71)	(30,739)
Other comprehensive income (loss)	—	—	—	—	(5,611)	—	(5,611)
Exercise of stock options	3,390	33	10,356	—	—	—	10,389
Vesting of restricted stock units	149	2	(2)	—	—	—	—
Shares withheld related to net share settlement	(2)	—	(28)	—	—	—	(28)
Stock-based compensation expense	—	—	7,907	—	—	—	7,907
September 30, 2022	411,741	$4,117	$2,094,562	$(1,007,764)	$(5,098)	$(528)	$1,085,289

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

For the nine months ended September 30, 2023:

	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2023	412,385	$4,124	$2,106,886	$(1,064,230)	$(5,560)	$(611)	$1,040,609
Net income (loss)	—	—	—	(32,163)	—	(156)	(32,319)
Other comprehensive income (loss)	—	—	—	—	(670)	—	(670)
Exercise of stock options	2,691	27	13,241	—	—	—	13,268
Vesting of restricted stock units	584	6	(6)	—	—	—	—
Shares withheld related to net share settlement	(65)	(1)	(1,805)	—	—	—	(1,806)
Common stock repurchase	(9,615)	(96)	(201,366)	—	—	—	(201,462)
Stock-based compensation expense	—	—	53,980	—	—	—	53,980
September 30, 2023	405,980	$4,060	$1,970,930	$(1,096,393)	$(6,230)	$(767)	$871,600
For the nine months ended September 30, 2022:

	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2022	400,095	$4,001	$2,045,572	$(957,677)	$—	$(300)	$1,091,596
Net income (loss)	—	—	—	(50,087)	—	(228)	(50,315)
Other comprehensive income (loss)	—	—	—	—	(5,098)	—	(5,098)
Exercise of stock options	11,392	113	31,349	—	—	—	31,462
Vesting of restricted stock units	289	3	(3)	—	—	—	—
Shares withheld related to net share settlement	(35)	—	(786)	—	—	—	(786)
Stock-based compensation expense	—	—	18,430	—	—	—	18,430
September 30, 2022	411,741	$4,117	$2,094,562	$(1,007,764)	$(5,098)	$(528)	$1,085,289
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(32,319)	$(50,315)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,014	9,865
Stock-based compensation expense	53,980	18,430
Loss (income) from equity method investments	(24,507)	(3,473)
Other noncash items	(1,511)	4,261
Changes in operating assets and liabilities	(105,690)	(59,617)
Net cash provided by (used in) operating activities	(95,033)	(80,849)
Cash flows from investing activities:
Purchase of property and equipment, net	(11,898)	(11,937)
Purchase of intangible assets	(3,535)	(12,415)
Investment in loans receivable and other	(8,778)	(4,510)
Investments in marketable securities	(107,020)	(423,183)
Proceeds from maturities and sales of marketable securities and other	133,894	15,127
Net cash paid in business combination	(44,479)	—
Proceeds from sale of business and property, net of cash divested	—	500
Net cash provided by (used in) investing activities	(41,816)	(436,418)
Cash flows from financing activities:
Proceeds from equity issuances, net	11,462	30,676
Common stock repurchase	(200,000)	—
Repayments of long-term debt	(3,750)	(3,750)
Net cash provided by (used in) financing activities	(192,288)	26,926
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	(329,137)	(490,341)
Cash, cash equivalents and restricted cash and equivalents, beginning of period	507,680	1,054,820
Cash, cash equivalents and restricted cash and equivalents, end of period	$178,543	$564,479
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Business
Description of Business
agilon health, inc., through its partnerships and platform, provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. As of September 30, 2023, the Company, through its contracted physician networks, provided care to approximately 420,300 Medicare Advantage members enrolled with private health plans. Beginning January 1, 2023, the Company expanded its operations into: (i) Portland, Maine, (ii) St. Paul, Minnesota, (iii) Detroit, Michigan, (iv) Charleston, South Carolina; (v) Statesville, North Carolina; and (vi) Jackson, Tennessee, along with additional partnerships in the Company’s existing Texas markets.
See Note 14 for additional discussions related to the Company’s involvement with VIEs.
The Company’s largest shareholder is an investment fund associated with Clayton Dubilier & Rice, LLC (“CD&R”), a private equity firm. All funds affiliated with CD&R are considered related parties.
Subsequent Events
On October 27, 2023, the Company entered into a definitive agreement to sell MDX Hawaii, Inc. (“MDX Hawaii”), a wholly-owned subsidiary, and its related operations. Acquired by agilon in 2016, MDX Hawaii is a provider network with fully-delegated risk contracts and management services organization capabilities, including claims processing and utilization management. The sale of MDX Hawaii and its related operations closed on October 31, 2023.

NOTE 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of agilon health, inc., its wholly-owned subsidiaries, and both joint ventures and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments unless otherwise indicated), which the Company considers necessary to present fairly its financial position, results of operations, and cash flows, have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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

Property and Equipment
As of September 30, 2023 and December 31, 2022, the Company’s gross carrying amount of property and equipment was $38.6 million and $29.5 million, with accumulated depreciation of $12.4 million and $9.4 million, respectively. For the three months ended September 30, 2023 and 2022, the Company recognized $2.1 million and $1.4 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, the Company recognized $5.6 million and $2.7 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations.
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
Concentration
The Company contracts with various payors whereby the Company is entitled to monthly PMPM fees to provide a defined range of healthcare services for members attributed to its contracted primary care physicians. The Company generally accepts full financial risk for such members and therefore is responsible for the cost of all healthcare services required by them. Substantially all of the Company’s receivable balances are from a small number of payors. Revenue from Medicare Advantage payors constitutes substantially all of the Company’s total revenue for the three and nine months ended September 30, 2023 and 2022.
The following table provides the Company’s revenue concentration with respect to major payors as a percentage of the Company’s total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Payor A	24%	26%	24%	25%
Payor B	14%	19%	15%	19%
Payor C	18%	14%	17%	14%
Payor F	10%	*	10%	*
___________________________________________
*Less than 10% of total revenues.
The following table provides the Company’s concentration of credit risk with respect to major payors as a percentage of receivables, net:

	September 30, 2023	December 31, 2022
Payor A	*	13%
Payor B	18%	20%
Payor C	12%	10%
Payor D	*	10%
Payor E	*	11%
Payor F	26%	*
___________________________________________
*Less than 10% of total receivables.

NOTE 4. Marketable Securities and Fair Value Measurements
Marketable Securities
The following table summarizes the Company’s marketable securities (in thousands):

	September 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Corporate debt securities	$241,723	$—	$(3,515)	$238,208	$255,613	$60	$(3,240)	$252,433
U.S. Treasury notes	150,473	—	(2,751)	147,722	151,873	—	(2,306)	149,567
Other	10,000	—	(52)	9,948	9,975	—	(74)	9,901
	$402,196	$—	$(6,318)	$395,878	$417,461	$60	$(5,620)	$411,901

At September 30, 2023 and December 31, 2022, marketable securities of $373.3 million and $407.4 million, respectively, were in an unrealized loss position for less than twelve months. The Company’s unrealized losses from marketable securities as of September 30, 2023 and December 31, 2022 were caused primarily by interest rate increases. The Company does not intend to sell marketable securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company believes these losses to be temporary. There was no allowance for credit losses on available-for-sale marketable securities at September 30, 2023 and December 31, 2022.
The following table summarizes the Company’s marketable securities maturity as of September 30, 2023 (in thousands):

Year	Amortized Cost	Fair Value
2023	$27,922	$27,826
2024	155,006	153,241
2025	183,796	179,855
2026	35,472	34,956
	$402,196	$395,878
Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, restricted cash and cash equivalents, marketable securities, receivables, other liabilities, accounts payable, certain accrued expenses, and borrowings which consist of a term loan and a revolving credit facility. The carrying values of the financial instruments classified as current in the consolidated balance sheets approximate their fair values due to their short-term maturities. The Company's cash and cash equivalents are classified within Level 1 of the fair value hierarchy. The Company may be required, from time to time, to measure its loans to physician partner groups, primarily in connection with taxes payable on shares distributed to them upon completion of the initial public offering ("IPO"), at fair value on a nonrecurring basis. Such measurements are classified within Level 2 of the fair value hierarchy. The carrying values of the term loan and revolving credit facility are a reasonable estimate of fair value because the interest rates on such borrowings approximate market rates as of the reporting date. Such borrowings are classified within Level 2 of the fair value hierarchy. During the three and nine months ended September 30, 2023 and 2022, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
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

The table below summarizes the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	September 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$—	$238,208	$—	$—	$252,433	$—
U.S. Treasury notes	147,722	—	—	149,567	—	—
Other	9,948	—	—	9,901	—	—
	$157,670	$238,208	$—	$159,468	$252,433	$—

NOTE 5. Other Assets, net
The following table summarizes the Company’s other assets, net (in thousands):

	September 30, 2023	December 31, 2022
Loans to physician partners	$70,475	$69,383
Health plan deposits	12,051	11,728
Equity method investments(1)	39,170	17,352
Right-of-use lease assets	14,594	13,029
Other	3,894	5,432
	$140,184	$116,924
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
Each period, the Company re-examines previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period the claims are settled. The Company’s medical claims payable balance represents management’s best estimate of its liability for unpaid medical costs as of September 30, 2023 and 2022. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.

The following table presents the components of changes in medical claims and related payables (in thousands):

	September 30,
	2023	2022
Medical claims and related payables, beginning of the year	$339,748	$239,014
Components of incurred costs related to:
Current year	3,032,501	1,756,943
Prior years	53,456	14,692
Discontinued operations - prior years	—	—
	3,085,957	1,771,635
Claims paid related to:
Current year	(2,046,004)	(1,283,242)
Prior years	(387,161)	(236,413)
Discontinued operations - prior years	—	(154)
	(2,433,165)	(1,519,809)
Medical claims and related payables, end of the period	$992,540	$490,840
Medical claims and related payables also include $13.2 million and $7.0 million, as of September 30, 2023 and December 31, 2022, respectively, that is recoverable from other parties under risk sharing arrangements and is presented as prepaid expenses and other current assets, net in the condensed consolidated balance sheets. Medical claims and related payables presented in the periods above include immaterial balances related to claims liabilities associated with certain divested California businesses for which the Company has retained the liability for claims incurred prior to the date of divestiture.

NOTE 7. Other Liabilities
The following table summarizes the Company’s other liabilities (in thousands):

	September 30, 2023	December 31, 2022
Other long-term contingencies	$49,523	$62,931
Lease liabilities, long-term	11,975	9,885
Equity method liabilities – ACO REACH	—	4,657
Other	8,872	5,813
	$70,370	$83,286
As of September 30, 2023 and December 31, 2022, the Company’s accruals for contingent liabilities related to unasserted claims were $49.5 million and $62.9 million, respectively. The accrued amounts represent the Company’s estimate of probable losses in accordance with ASC Topic 450, Contingencies. The Company’s estimate of the range of reasonably possible losses in excess of such accruals was $0 to $69.1 million as of September 30, 2023.
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
As of September 30, 2023, the Company had $40.0 million outstanding under the Secured Term Loan Facility and availability under the Secured Revolving Facility was $32.9 million, as the Company had outstanding letters of credit totaling $67.1 million, of which $37.2 million was for the Company's ACO REACH investments. The standby letters of credit are automatically extended without amendment for one-year periods, unless the Company notifies the institution in advance of the expiration date that the letter will be terminated. No amounts have been drawn on the outstanding letters of credit as of September 30, 2023.
Effective with the Second Amendment to Credit Agreement on May 25, 2023, the Company transitioned to the Secured Overnight Financing Rate ("SOFR") as a benchmark interest rate used in the Credit Agreement. At the Company’s option, borrowings under the agreement can be either: (i) SOFR Rate Loans, (ii) Daily Simple SOFR Rate Loans, or (iii) Base Rate Loans. Daily Simple SOFR Rate Loans and SOFR Rate Loans bear interest at a rate equal to the sum of 4.00% (stepping down to 3.50% on and following October 1, 2023) and the higher of (a) SOFR, as defined in the credit agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 3.00% (stepping down to 2.50% on and following October 1, 2023) and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month LIBO rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, the Company pays a commitment fee on the unfunded 2021 Revolving Credit Facility amount of 0.50% (stepping down to 0.375% on and following October 1, 2023). The Company must also pay customary letter of credit fees. As of September 30, 2023, the effective interest rate on the Secured Term Loan Facility was 9.349%.
The Credit Facilities are guaranteed by certain of the Company’s subsidiaries, including those identified as VIEs, and contain customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios. Failure to meet any of these covenants could result in an event of default under the agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the agreement to be immediately due and payable. As of September 30, 2023, the Company was in compliance with all covenants under the Credit Facilities.

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

NOTE 10. Common Stock
Common Stock
2023. During the three months ended September 30, 2023, the Company issued approximately 0.6 million shares of common stock primarily in connection with exercises and vesting of stock-based awards. During the nine months ended September 30, 2023, the Company issued approximately 3.2 million shares of common stock primarily in connection with exercises and vesting of stock-based awards.
On May 18, 2023, the Company repurchased and retired 9.6 million shares of common stock pursuant to an underwritten secondary public offering of 94.6 million shares of its common stock by CD&R. The Company paid approximately $20.80 per share, which is the same per share price paid by the underwriters to CD&R in the offering.
2022. During the three months ended September 30, 2022, the Company issued approximately 3.5 million shares of common stock primarily in connection with exercises and vesting of stock-based awards. During the nine months ended September 30, 2022, the Company issued approximately 11.6 million shares of common stock primarily in connection with exercises and vesting of stock-based awards.

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
The following table illustrates the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Income (loss) from continuing operations	$(31,483)	$(30,503)	$(32,319)	$(50,815)
Noncontrolling interests’ share in (earnings) loss from continuing operations	47	71	156	228
Net income (loss) attributable to common stockholders before discontinued operations	(31,436)	(30,432)	(32,163)	(50,587)
Income (loss) from discontinued operations	—	(236)	—	500
Net income (loss) attributable to common stockholders	$(31,436)	$(30,668)	$(32,163)	$(50,087)
Denominator
Weighted average shares outstanding – basic	405,787	411,065	412,077	406,823
Weighted average shares outstanding – diluted	405,787	411,065	412,077	406,823
Net income (loss) per share attributable to common stockholders
Net income (loss) per common share from continuing operations, basic and diluted	$(0.08)	$(0.07)	$(0.08)	$(0.12)
Net income (loss) per common share from discontinued operations, basic and diluted	$—	$—	$—	$—
The following table provides the weighted-average potential shares of common stock that were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive (in thousands):

	September 30,
	2023	2022
Stock options	17,424	20,474
Restricted stock units	9,183	1,908

NOTE 12. Goodwill and Amortizable Intangible Assets
As of September 30, 2023 and December 31, 2022, the Company’s goodwill balance was $62.4 million and $41.5 million, respectively, of which $39.0 million was allocated to the Company’s Hawaii reporting unit. The carrying value of the Hawaii reporting unit was negative as of September 30, 2023 and December 31, 2022. There were no events or circumstances that warranted an interim impairment test for goodwill during the three and nine months ended September 30, 2023.
As of September 30, 2023 and December 31, 2022, the Company’s gross carrying amount of amortizable intangible assets was $165.1 million and $130.8 million, with accumulated amortization of $72.4 million and $63.1 million, respectively. For the three months ended September 30, 2023 and 2022, the Company recognized $3.2 million and $2.1 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, the Company recognized $9.4 million and $7.2 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations.
Acquisition
On February 28, 2023, the Company completed the acquisition of My Personal Health Record Express, Inc. (the “Acquisition”), a leading provider of value-based care technology and interoperability solutions for cash consideration of $44.5 million, net of cash acquired and subject to certain post-closing adjustments. The Company accounted for the Acquisition utilizing the acquisition method of accounting, which requires assets and liabilities to be recognized based on estimates of their acquisition date fair values. The determination of the values of the acquired assets and assumed liabilities, including other intangible assets and deferred taxes, requires significant judgment. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the Company estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Measurement period adjustments are recorded in the period in which they are determined, as if they had been completed at the acquisition date. Upon the conclusion of the final determination of the values of assets acquired or liabilities assumed, or one year after the date of acquisition, whichever comes first, any subsequent adjustments are recorded within the Company's consolidated results of operations. The following preliminary allocation of the purchase price related to the Acquisition based upon the fair value of assets and liabilities assumed included developed technology intangible assets of $25.7 million, customer relationship intangible assets of $1.9 million, and assumed net liabilities of $3.7 million, with the residual amount being recorded as goodwill of $20.6 million. The intangible assets acquired have a weighted-average life of 10 years.

NOTE 13. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information:
Interest paid	$4,519	$2,878
Income taxes paid	5,156	4,223
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	3,612	7,288
Non-cash investment in unconsolidated subsidiaries	—	190
The following table summarizes cash, cash equivalents and restricted cash equivalents from continuing operations (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$168,339	$497,070
Restricted cash and equivalents(1)	10,204	10,610
Cash, cash equivalents and restricted cash equivalents	$178,543	$507,680
___________________________________________
(1)Restricted cash and equivalents primarily consist of amounts used as collateral to secure letters of credit that the Company is required to maintain pursuant to contracts with payors.

NOTE 14. Variable Interest Entities
Consolidated Variable Interest Entities
agilon health, inc.’s consolidated assets and liabilities as of September 30, 2023 and December 31, 2022 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to agilon health, inc.
agilon health, inc.’s consolidated assets and liabilities include VIE assets and liabilities as follows (in thousands):

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$86,581	$155,819
Restricted cash equivalents	10,202	10,610
Receivables, net	1,334,394	492,077
Prepaid expenses and other current assets, net	20,781	15,515
Property and equipment, net	1,817	1,567
Intangible assets, net	20,187	17,347
Other assets, net	9,790	10,371
Liabilities
Medical claims and related payables	962,505	300,798
Accounts payable and accrued expenses	259,553	159,526
Other liabilities	4,188	2,059
Risk-bearing Entities. At September 30, 2023, the Company operates 29 wholly-owned risk-bearing entities (“RBEs”) for the purpose of entering into risk-bearing contracts with payors. Each RBE’s equity at risk is considered insufficient to finance its activities without additional support, and, therefore, each RBE is considered a VIE. The Company consolidates the RBEs as it has determined that it is the primary beneficiary because it has: (i) the ability to control the activities that most significantly impact the RBEs’ economic performance; and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the RBEs. Specifically, the Company has the unilateral ability and authority, through the RBE governance and management agreements, to make significant decisions about strategic and operating activities of the RBEs, including negotiating and entering into risk-bearing contracts with payors, and approving the RBEs’ annual operating budgets. The Company also has the obligation to fund losses of the RBEs and the right to receive a significant percentage of any financial surplus generated by the RBEs. The assets of the RBEs primarily consist of cash and cash equivalents, receivables, net, intangible assets, net, and other assets, net; its obligations primarily consist of medical claims and related payables as well as operating expenses of the RBEs (accounts payable and accrued expenses), including incentive compensation obligations to the Company’s physician partners. On February 18, 2021, the Company executed the Credit Facilities, which are guaranteed by certain of the Company’s VIEs. Assets generated by the RBEs (primarily from medical services revenues) may be used, in certain limited circumstances, to settle the Company’s contractual debt obligations.
Unconsolidated Variable Interest Entities
As of September 30, 2023, the Company had nine equity method investments (liabilities) that were deemed to be VIEs. The Company has determined that the activities that most significantly impact the performance of these VIEs consist of the allocation of resources to and other decisions related to clinical activities and provider contracting decisions. Because the Company does not have the ability to control these activities due to another party’s control of the VIEs’ board of directors, the Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs. The Company's maximum loss exposure as a result of the Company’s involvement with the VIEs cannot be quantified as the Company has the obligation to provide ongoing operational support to the unconsolidated VIEs, as needed.

Equity Method Investments
The following table summarizes the Company’s equity method investments (in thousands):

	September 30, 2023	December 31, 2022
Equity method investments - Other(1)	$9,114	$8,329
Equity method investments - ACO REACH(1)	30,056	9,023
Equity method liabilities - ACO REACH(2)	—	(4,657)
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
The Company is a partner in eight wholly-owned ACO REACH entities in collaboration with 12 of its physician group partners operating in 10 geographies. The combined summarized operating results of the Company’s ACO REACH entities are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Medical services revenue	$296,937	$241,408	$858,286	$786,171
Medical services expense	(242,431)	(231,910)	(741,752)	(735,924)
Other medical expenses(1)	(31,970)	(9,215)	(71,138)	(34,019)
Income (loss) from operations	18,330	(3,035)	31,515	6,333
Net income (loss)(2)	14,628	(4,361)	24,388	3,345
___________________________________________
(1)For the three months ended September 30, 2023 and 2022, includes physician incentive expenses of $25.1 million and $2.9 million, respectively. For the nine months ended September 30, 2023 and 2022, includes physician incentive expenses of $51.4 million and $15.0 million, respectively.
(2)Included in Income (loss) from equity method investments in the condensed consolidated statements of operations.
The combined summarized balance sheet of the Company’s ACO REACH entities are as follows (in thousands):

	September 30, 2023	December 31, 2022
Current assets	$165,257	$70,625
Noncurrent assets	130	—
Total assets	165,387	70,625
Current and total liabilities	136,285	67,343

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
Third Quarter 2023 Results:
•Medicare Advantage members of approximately 420,300 as of September 30, 2023 increased 58% from September 30, 2022.
•ACO REACH attributed beneficiaries of approximately 87,700 as of September 30, 2023 decreased 2% from September 30, 2022.
•Total revenue of $1.22 billion increased 75% from the third quarter of 2022.
•Gross profit of $30 million, compared to $26 million in the third quarter of 2022.
•Medical margin of $108 million, compared to $76 million in the third quarter of 2022.
•Net loss of $31 million, compared to $31 million in the third quarter of 2022.
•Adjusted EBITDA loss of $6 million in the third quarter compared to an Adjusted EBITDA loss of $26 million in the third quarter 2022.

Year to Date 2023 Results:
•Total revenue of $3.50 billion increased 73% from 2022.
•Gross profit of $165 million, compared to $102 million in 2022.
•Medical margin of $408 million, compared to $244 million in 2022.
•Net loss of $32 million, compared to $50 million in 2022.
•Adjusted EBITDA $28 million compared to an Adjusted EBITDA loss of $20 million in 2022.
Membership Details
Medicare Advantage members increased 58% from September 30, 2022, which includes contributions from new geographies and growth within geographies existing prior to 2023. Total members live on the platform includes 420,300 Medicare Advantage members and 87,700 attributed ACO REACH beneficiaries.
Average Medicare Advantage membership was 425,100 during the third quarter of 2023.
Subsequent Events
On October 27, 2023, we entered into a definitive agreement to sell MDX Hawaii, Inc. (“MDX Hawaii”), a wholly-owned subsidiary, and its related operations. Acquired by agilon in 2016, MDX Hawaii is a provider network with fully-delegated risk contracts and management services organization capabilities, including claims processing and utilization management. The sale of MDX Hawaii and its related operations closed on October 31, 2023.
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
We monitor the following key financial and operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business (dollars in thousands):

	As of and For the			As of and For the
	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
MA members	420,300	266,600	58	420,300	266,600	58
Medical services revenue	$1,212,132	$693,934	75	$3,494,006	$2,015,541	73
Gross profit	$30,477	$25,912	18	$164,966	$102,290	61
Medical margin(1)	$107,736	$75,647	42	$408,049	$243,906	67
Platform support costs	$46,629	$34,764	34	$141,176	$104,868	35
Net income (loss)	$(31,483)	$(30,739)	(2)	$(32,319)	$(50,315)	36
Adjusted EBITDA(1)	$(5,777)	$(25,839)	78	$28,342	$(20,473)	238
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
The following table presents our gross profit (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues	$1,215,660	$694,858	$3,500,859	$2,018,437
Medical services expense	(1,104,396)	(618,287)	(3,085,957)	(1,771,635)
Other medical expenses(1)	(80,787)	(50,659)	(249,936)	(144,512)
Gross profit	$30,477	$25,912	$164,966	$102,290
___________________________________________
(1)Represents physician compensation expense related to surplus sharing and other care management expenses that help to create medical cost efficiency. Includes costs in geographies that are in implementation and are not yet generating revenue and investments to grow existing markets. For the three months ended September 30, 2023 and 2022, costs incurred in implementing geographies were $10.3 million and $7.2 million, respectively. For the nine months ended September 30, 2023 and 2022, costs incurred in implementing geographies were $20.3 million and $10.9 million, respectively.
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
The table below represents costs to support our live geographies and enterprise functions, which are included in general and administrative expenses (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Platform support costs	$46,629	$34,764	$141,176	$104,868
% of Revenue	4%	5%	4%	5%

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
Medical services revenue constitutes substantially all of our total revenue for the three and nine months ended September 30, 2023 and 2022.
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
Other Income (Expense)
Income (loss) from equity method investments
Income (loss) from equity method investments consists primarily of income associated with our participation in the ACO REACH program.
Other Income (Expense), Net
Other income (expense), net includes the following items:
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

Results of Operations
The following table summarizes key components of our results of operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Medical services revenue	$1,212,132	$693,934	$3,494,006	$2,015,541
Other operating revenue	3,528	924	6,853	2,896
Total revenues	1,215,660	694,858	3,500,859	2,018,437
Expenses:
Medical services expense	1,104,396	618,287	3,085,957	1,771,635
Other medical expenses	80,787	50,659	249,936	144,512
General and administrative (including noncash stock-based compensation expense of $20,736, $7,907, $53,980 and $18,430, respectively)	74,138	51,980	222,483	143,738
Depreciation and amortization	5,310	3,450	15,014	9,865
Total expenses	1,264,631	724,376	3,573,390	2,069,750
Income (loss) from operations	(48,971)	(29,518)	(72,531)	(51,313)
Other income (expense):
Income (loss) from equity method investments	14,659	(4,314)	24,507	3,473
Other income (expense), net	5,690	4,888	21,001	6,367
Gain (loss) on lease terminations	—	—	—	(5,458)
Interest expense	(1,651)	(1,000)	(4,772)	(2,816)
Income (loss) before income taxes	(30,273)	(29,944)	(31,795)	(49,747)
Income tax benefit (expense)	(1,210)	(559)	(524)	(1,068)
Income (loss) from continuing operations	(31,483)	(30,503)	(32,319)	(50,815)
Discontinued operations:
Income (loss) before income taxes	—	(224)	—	526
Income tax benefit (expense)	—	(12)	—	(26)
Total discontinued operations	—	(236)	—	500
Net income (loss)	(31,483)	(30,739)	(32,319)	(50,315)
Noncontrolling interests’ share in (earnings) loss	47	71	156	228
Net income (loss) attributable to common shares	$(31,436)	$(30,668)	$(32,163)	$(50,087)

The following table summarizes our results of operations as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Medical services revenue	100%	100%	100%	100%
Other operating revenue	—	—	—	—
Total revenues	100	100	100	100
Expenses:
Medical services expense	91	89	88	88
Other medical expenses	7	7	7	7
General and administrative (including noncash stock-based compensation expense of 2%, 1%, 1% and 1%, respectively)	6	7	6	7
Depreciation and amortization	—	—	—	—
Total expenses	104	104	102	102
Income (loss) from operations	(4)	(4)	(2)	(2)
Other income (expense):
Income (loss) from equity method investments	1	(1)	1	—
Other income (expense), net	—	1	1	—
Gain (loss) on lease terminations	—	—	—	—
Interest expense	—	—	—	—
Income (loss) before income taxes	(2)	(4)	(1)	(2)
Income tax benefit (expense)	—	—	—	—
Income (loss) from continuing operations	(2)	(4)	(1)	(2)
Discontinued operations:
Income (loss) before income taxes	—	—	—	—
Income tax benefit (expense)	—	—	—	—
Total discontinued operations	—	—	—	—
Net income (loss)	(2)	(4)	(1)	(2)
Noncontrolling interests’ share in (earnings) loss	—	—	—	—
Net income (loss) attributable to common shares	(2)%	(4)%	(1)%	(2)%
Comparison of the Three and Nine Months Ended September 30, 2023 to the Three and Nine Months Ended September 30, 2022
Medical Services Revenue

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Medical services revenue	$1,212,132	$693,934	$518,198	75%
% of total revenues	100%	100%
Medical services revenue increased for the three months ended September 30, 2023 due primarily to growth in average membership of 57%, which was attributable to eight new geographies that began to generate revenue in 2023 and growth in our existing geographies. The increase in medical services revenue for the three months ended September 30, 2023 was also driven, to a lesser extent, by an increase in PMPM capitation rates of 11%.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Medical services revenue	$3,494,006	$2,015,541	$1,478,465	73%
% of total revenues	100%	100%
Medical services revenue increased for the nine months ended September 30, 2023 due primarily to growth in average membership of 58%, which was attributable to eight new geographies that began to generate revenue in 2023 and growth in our existing geographies. The increase in medical services revenue for the nine months ended September 30, 2023 was also driven, to a lesser extent, by an increase in PMPM capitation rates of 10%.
Medical Services Expense

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Medical services expense	$1,104,396	$618,287	$486,109	79%
% of total revenues	91%	89%
Medical services expense increased for the three months ended September 30, 2023 due primarily to growth in average membership of 57%, which was attributable to eight new geographies that became operational in 2023 and growth in our existing geographies. The increase in medical services expense for the three months ended September 30, 2023 was also driven, to a lesser extent, by an increase in average medical services expense per member of 13%.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Medical services expense	$3,085,957	$1,771,635	$1,314,322	74%
% of total revenues	88%	88%
Medical services expense increased for the nine months ended September 30, 2023 due primarily to growth in average membership of 58%, which was attributable to eight new geographies that became operational in 2023 and growth in our existing geographies. The increase in medical services expense for the nine months ended September 30, 2023 was also driven, to a lesser extent, by an increase in average medical services expense per member of 11%.
Other Medical Expenses

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Other medical expenses	$80,787	$50,659	$30,128	59%
% of total revenues	7%	7%
Other medical expenses increased by $30.1 million, or 59%, for the three months ended September 30, 2023 compared to 2022. Partner physician incentive expense increased by $16.5 million to $38.5 million in 2023 compared to $22.0 million in 2022. Other provider costs increased by $13.6 million to $42.2 million in 2023 compared to $28.6 million in 2022, resulting from the increase in the number of geographies and members on our platform. Other provider costs for the three months ended September 30, 2023 include $10.3 million of costs related to geographies that will become operational in January 2024, while other provider costs for the three months ended September 30, 2022 include $7.2 million of costs related to geographies that became operational in 2023.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Other medical expenses	$249,936	$144,512	$105,424	73%
% of total revenues	7%	7%
Other medical expenses increased by $105.4 million, or 73%, for the nine months ended September 30, 2023 compared to 2022. Partner physician incentive expense increased by $65.1 million to $140.9 million in 2023 compared to $75.8 million in 2022. Other provider costs increased by $40.3 million to $109.0 million in 2023 compared to $68.7 million in 2022, resulting from the increase in the number of geographies and members on our platform. Other provider costs for the nine months ended September 30, 2023 include $20.3 million of costs related to geographies that will become operational in January 2024, while other provider costs for the nine months ended September 30, 2022 include $10.9 million of costs related to geographies that became operational in 2023.
General and Administrative

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
General and administrative	$74,138	$51,980	$22,158	43%
% of total revenues	6%	7%
General and administrative expenses increased $22.2 million, or 43%, for the three months ended September 30, 2023 compared to 2022. Operating costs to support our live geographies and enterprise functions (platform support costs) increased by $11.8 million to $46.6 million in 2023 compared to $34.8 million in 2022 due primarily to growth in operating costs incurred to support geographies that became operational in 2023. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased to 4% for the three months ended September 30, 2023 compared to 5% for the same period in 2022. Investments to support geography entry declined to $8.0 million in 2023, compared to $14.1 million in 2022 due to increased costs associated with our geographies that become operational in the following calendar year and expansion into existing geographies. Stock-based compensation expense increased $12.9 million in 2023 primarily due to the granting of certain stock-based instruments to third parties after the third quarter of 2022.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
General and administrative	$222,483	$143,738	$78,745	55%
% of total revenues	6%	7%
General and administrative expenses increased $78.7 million, or 55%, for the nine months ended September 30, 2023 compared to 2022. Operating costs to support our live geographies and enterprise functions (platform support costs) increased by $36.3 million to $141.2 million in 2023 compared to $104.9 million in 2022 due primarily to growth in operating costs incurred to support geographies that became operational in 2023. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased to 4% for the nine months ended September 30, 2023 compared to 5% for the same period in 2022. Investments to support geography entry increased to $28.6 million in 2023, compared to $24.5 million in 2022 due to increased costs associated with our geographies that become operational in the following calendar year and expansion into existing geographies. Stock-based compensation expense increased $35.6 million in 2023 primarily due to the granting of certain stock-based instruments to third parties after the third quarter of 2022.

Income (loss) from equity method investments

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Income (loss) from equity method investments	$14,659	$(4,314)	$18,973	440%
% of total revenues	1%	(1)%
Income (loss) from equity method investments increased $19.0 million, or 440%, for the three months ended September 30, 2023 compared to 2022 primarily from our ACO REACH equity investments as a result of stronger performance driven primarily by increased PMPM capitation rates during 2023 compared to 2022.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Income (loss) from equity method investments	$24,507	$3,473	$21,034	606%
% of total revenues	1%	—%
Income (loss) from equity method investments increased $21.0 million, or 606%, for the nine months ended September 30, 2023 compared to 2022 primarily from our ACO REACH equity investments as a result of stronger performance driven primarily by increased PMPM capitation rates during 2023 compared to 2022.
Other income (expense), net

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Other income (expense), net	$5,690	$4,888	$802	16%
% of total revenues	1%	1%
Other income (expense), net increased $0.8 million, or 16%, for the three months ended September 30, 2023 compared to 2022 primarily from interest income as a result of our marketable securities investments, which were made at the end of the first quarter of 2022.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Other income (expense), net	$21,001	$6,367	$14,634	230%
% of total revenues	1%	—%
Other income (expense), net increased $14.6 million, or 230%, for the nine months ended September 30, 2023 compared to 2022 primarily from interest income as a result of our marketable securities investments, which were made at the end of the first quarter of 2022.
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

The following table sets forth a reconciliation of gross profit to medical margin using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross profit(1)	$30,477	$25,912	$164,966	$102,290
Other operating revenue	(3,528)	(924)	(6,853)	(2,896)
Other medical expenses	80,787	50,659	249,936	144,512
Medical margin	$107,736	$75,647	$408,049	$243,906
___________________________________________
(1)Gross profit is defined as total revenues less medical services expense and other medical expenses.
The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(31,483)	$(30,739)	$(32,319)	$(50,315)
(Income) loss from discontinued operations, net of income taxes	—	236	—	(500)
Interest expense	1,651	1,000	4,772	2,816
Income tax expense (benefit)	1,210	559	524	1,068
Depreciation and amortization	5,310	3,450	15,014	9,865
(Gain) loss on lease terminations	—	—	—	5,458
Severance and related costs(1)	—	512	188	2,470
Stock-based compensation expense	20,736	7,907	53,980	18,430
EBITDA adjustments related to equity method investments	3,702	1,325	8,426	2,988
Other(2)	(6,903)	(10,089)	(22,243)	(12,753)
Adjusted EBITDA(3)	$(5,777)	$(25,839)	$28,342	$(20,473)
___________________________________________
(1)For the three and nine months ended September 30, 2022, includes taxes and related costs on stock option exercises for departed executives of $0.6 million and $2.0 million.
(2)Includes interest income, non-cash accruals for unasserted claims and contingent liabilities, and transaction-related costs.
(3)Effective 2023, we no longer exclude geography entry costs from our computation of Adjusted EBITDA. Adjusted EBITDA for the prior period presented has been restated to the current period computation methodology.
Liquidity and Capital Resources
We have historically financed our operations primarily through funds generated from our capitation arrangements with payors, issuances of equity securities, and borrowings under credit agreements. We generally invest any excess cash in money market accounts, which are classified as cash equivalents, and marketable securities. Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet the cash flow needs of our business operations, and attainment of a competitive return. As of September 30, 2023, we had cash and cash equivalents and restricted cash and equivalents of $178.5 million and investments in marketable securities of $395.9 million.
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
Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows. The following table sets forth changes in cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Net cash provided by (used in) operating activities	$(95,033)	$(80,849)	$(14,184)
Net cash provided by (used in) investing activities	(41,816)	(436,418)	394,602
Net cash provided by (used in) financing activities	(192,288)	26,926	(219,214)
Net Cash Provided By (Used In) Operating Activities
Net cash used in operating activities was $95.0 million for the nine months ended September 30, 2023 compared to $80.8 million for the nine months ended September 30, 2022. The increase in net cash used in operating activities was primarily as a result of increased provider costs, including partner physician incentive expenses, and the timing of settlements with payors from new and existing geographies, partially offset by the increase in gross profit contributed from new and existing geographies. Our cash flow from operations is dependent upon the number of members on our platform, the timing of settlements with payors, and the level of operating and general and administrative expenses necessary to operate and grow our business, among other factors.
Net Cash Provided By (Used In) Investing Activities
Net cash used in investing activities was $41.8 million for the nine months ended September 30, 2023 compared to $436.4 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we completed the acquisition of My Personal Health Record Express, Inc. for $44.4 million and made investments in marketable securities of $107.0 million, which were partially offset by proceeds from the maturity of marketable securities of $133.9 million. During the nine months ended September 30, 2022, we made investments in marketable securities of $423.2 million.
Net Cash Provided By (Used In) Financing Activities
Net cash used in financing activities was $192.3 million for the nine months ended September 30, 2023 compared to net cash provided by financing activities of $26.9 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we used $200.0 million to repurchase common stock. During the nine months ended September 30, 2023, we received net proceeds of $11.5 million from the exercise of stock options compared to $30.7 million for the nine months ended September 30, 2022.
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
Equity
As of September 30, 2023, we had 406.0 million shares of common stock outstanding. See Note 10 to the Condensed Consolidated Financial Statements for additional information about our equity transactions.
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
Recent Accounting Pronouncements
There are no new accounting standards that have been issued and we have not adopted that are material to us as of September 30, 2023.
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
We held cash, cash equivalents, restricted cash equivalents, and marketable securities of $574.4 million and $919.6 million as of September 30, 2023 and December 31, 2022, respectively, consisting of bank deposits, certificates of deposits, money market funds, U.S. Treasury notes, and corporate debt securities. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our marketable securities. Declines in interest rates over time will reduce our investment income. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, although we continue to work to remediate the material weaknesses in internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2022, and progress has been made to date, our CEO and CFO have concluded that the disclosure controls and procedures related to these material weaknesses were not effective as of September 30, 2023.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.
Changes in Internal Control Over Financial Reporting. Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As explained in greater detail under Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we are undertaking a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting identified as of December 31, 2022. Our efforts to improve our internal controls are ongoing. Therefore, while we determined, with the participation of our CEO and CFO, that there have been no changes in our internal control over financial reporting in the three-month period ended

September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continue to monitor the operation of these remedial measures through the date of this report.

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
None.
(b)
None.
(c)
None.
Item 5. Other Information
On August 15, 2023, Veeral Desai, the registrant’s Chief Strategy and Development Officer, adopted a Rule 10b5-1 plan intended to satisfy the affirmative defense of Commission Rule 10b5-1(c). The trading plan commences November 20, 2023, ends June 7, 2024 and covers 1,307,441 options to purchase common stock of the registrant.

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

Date: November 2, 2023	agilon health, inc.

(Registrant)

/s/ TIMOTHY S. BENSLEY
Timothy S. Bensley
Chief Financial Officer
(Principal Financial Officer)