Form 10-K
period 2023-12-31
agilon health, inc.
filed 2024-02-27
CIK 1831097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5.2 billion.
As of February 24, 2024, there were 409,541,664 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

agilon health, inc.
Form 10-K
For the Fiscal Year Ended December 31, 2023

All references in this report to “agilon,” “the Company”, “we,” “us” or “our” mean agilon health, inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “agilon health, inc.” mean the parent company without its subsidiaries.
Cautionary Language Regarding Forward-Looking Statements
Statements in this Annual Report on Form 10-K (the “Report”) that are not historical factual statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in several places throughout this Report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, our financial position, results of operations, cash flows, prospects, and growth strategies.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition, and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under “Item 1A, Risk Factors” in this Report, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
•our history of net losses and the expectation that our expenses will increase in the future;
•failure to identify and develop successful new geographies, physician partners and payors, or execute upon our growth initiatives;
•success in executing our operating strategies or achieving results consistent with our historical performance;
•medical expenses incurred on behalf of our members may exceed revenues we receive;
•our ability to secure contracts with Medicare Advantage (“MA”) payors;
•our ability to grow new physician partner relationships sufficient to recover startup costs;
•availability of additional capital, on acceptable terms or at all, to support our business in the future;
•significant reduction in our membership;
•transition to a Total Care Model may be challenging for physician partners;
•public health crises, such as COVID-19, could adversely affect us;
•inaccuracy in estimates of our members’ risk adjustment factors, medical services expense, incurred but not reported claims, and earnings pursuant to payor contracts;
•the impact of restrictive clauses or exclusivity provisions in some of our contracts with physician partners;
•our ability to hire and retain qualified personnel;
•our ability to realize the full value of our intangible assets;
•security breaches, cybersecurity attacks, loss of data and other disruptions to our information systems;
•our ability to protect the confidentiality of our know-how and other proprietary and internally developed information;

•reliance on our subsidiaries;
•Environmental, Social, and Governance (“ESG”) issues;
•reliance on a limited number of key payors;
•the limited terms of contracts with our payors and our ability to renew them upon expiration;
•reliance on our payors, physician partners and other providers to operate our business;
•our ability to obtain accurate and complete diagnosis data;
•reliance on third-party software, data, infrastructure and bandwidth;
•consolidation and competition in the healthcare industry;
•the impact of changes to, and dependence on, federal government healthcare programs;
•uncertain or adverse economic and macroeconomic conditions, including a downturn or decrease in government expenditures;
•regulation of the healthcare industry and our physician partners’ ability to comply with such laws and regulations;
•federal and state investigations, audits and enforcement actions;
•repayment obligations arising out of payor audits;
•negative publicity regarding the managed healthcare industry generally;
•our use, disclosure and processing of personally identifiable information, protected health information (“PHI”), and de-identified data;
•failure to obtain or maintain an insurance license, a certificate of authority or an equivalent authorization;
•lawsuits not covered by insurance;
•changes in tax laws and regulations, or changes in related judgments or assumptions;
•our indebtedness and our potential to incur more debt;
•dependence on our subsidiaries for cash to fund all of our operations and expenses;
•provisions in our governing documents;
•ability to achieve a return on investment depends on appreciation in the price of our common stock; and
•the material weakness in our internal control over financial reporting and our ability to remediate such material weakness.
Except as required by law, we do not undertake, and hereby disclaim, any obligation to update any forward-looking statements, which speak only as of the date on which they are made.

PART I
ITEM 1. Business

Overview
Our business is transforming healthcare by empowering the primary care physicians (“PCP”) to be the agents for change in the communities they serve. We believe that PCPs, with their intimate patient-physician relationships, are best positioned to drive meaningful change in quality, cost and patient experience when provided with the right infrastructure and payment model. Through our combination of the agilon platform, a long-term partnership model with existing physician groups and a growing network of like-minded physicians, we believe we are poised to revolutionize healthcare for seniors across communities throughout the United States (“U.S.”). We believe our purpose-built model provides the necessary capabilities, capital and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. Our model operates by primarily forming risk-bearing entities (“RBEs”) within local geographies, that enter into arrangements with payors providing for monthly payments to manage the total healthcare needs of our physician partners’ attributed patients (or global capitation arrangements). The RBEs also contract with agilon to perform certain functions and enter into long-term professional service agreements with one or more anchor physician groups pursuant to which the anchor physician groups receive a base compensation rate and share in the savings from successfully improving quality of care and reducing costs.
Our company was formed in 2016, and we established our inaugural partnership with an anchor physician group in 2017. Our ability to rapidly build scaled positions in local communities has allowed us to grow to 25 anchor physician groups and 24 geographies as of December 31, 2023. Our platform has enabled us to grow our total membership by 68% and revenue by 81% from December 31, 2022 to December 31, 2023. As of December 31, 2023, the PCPs on our platform serve approximately 388,400 MA members and 89,300 Medicare fee-for-service (“FFS”) beneficiaries through eight Accountable Care Organizations (“ACOs”) through our participation in the Centers for Medicare & Medicaid Services’ (“CMS”) Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model. The ACO REACH Model was formerly known as the CMS Innovation Center Direct Contracting Model and was redesigned and renamed the ACO REACH Model on January 1, 2023.
For a description of our significant activities during 2023, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—2023 Results” in this Report.
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
The agilon Platform: The agilon platform is holistic in supporting the rapid transition to a Total Care Model with technology, people, process and capital. Our purpose-built platform is comprised of an integrated set of capabilities designed to continuously improve. Our platform is delivered to our anchor physician groups through a long-term partnership model to support the adoption and success of a Medicare-centric, globally capitated line of business.
agilon’s Long-term Physician Partner Model: We built the agilon platform to be deployed through an aligned long-term partnership model with community-based physician groups to move healthcare closer to the physician, be outcome-centric and optimize the long-term sticky relationship between a patient and their existing physician. Through this partnership, our physician partners’ existing MA patient panels are attributed to our platform through our subscription-like per-member per-month ("PMPM") agreements with payors. The combination of these subscription-like agreements, the sticky patient-physician relationship and our long-term partnership model, which is typically 20 years in duration, results in a growing and recurring revenue stream and provides visibility into the near-term and long-term financial trajectory for both agilon and our anchor physician groups. In January of each year, we typically have visibility into greater than 90% of that year’s projected revenue. As earnings are generated at the local level due to improvements in quality of care and management of healthcare costs, we share those earnings with our anchor physician groups.
agilon’s Network: Enhancing the power and growth of the agilon platform is the rapidly expanding group of leading community-based physician partners, functioning as a collaborative group through the agilon network. We believe the value of this network is demonstrated by our ability to add new physician partners and to attract additional PCPs to our physician partners. The ability to share best practices, influence the development of the platform, compare notes on the transition to a Total Care Model and learn from one another represents a valuable opportunity for physicians. We believe this like-minded group of community-based physicians, many of whom are leaders in their community, will enhance innovation, growth, quality of care and patient experience, and ultimately strengthen the power of the independent physician business model in local communities across the country.

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
Physician and Payor Contractual Relationships
Physicians
Our business model combines the agilon platform, a network of like-minded physicians and a long-term partnership model in order to provide physician groups with the necessary capabilities, capital and business model to create a Medicare-centric, globally capitated line of business. We believe that failing to empower PCPs to drive meaningful change in quality, cost and patient experience has historically fostered waste, unnecessary variability in care and poor patient experience and health outcomes. We seek to partner with leading community-based physician groups under a Total Care Model. We have formed long-term partnerships with diverse leading community-based physician groups in geographies such as Ohio, Connecticut, Maine, Michigan, Minnesota, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, and Texas. By providing technology, people, process and capital, we aim to improve the quality and cost of healthcare and drive long-term growth while creating a sustainable business model for our physician partners.
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

Although our RBEs are wholly-owned subsidiaries of agilon, our anchor physician groups participate in each RBE’s governance, with individuals designated or nominated by the applicable anchor physician groups having representation on each RBE’s board of directors. Most of our contracts with our anchor physician groups contain exclusivity or other provisions intended to promote interconnectedness with our physician partners for applicable lines of business in order to facilitate the longevity and stability of the partnership. Typically, these contracts provide for termination rights that are triggered upon certain events, subject to applicable cure periods, including bankruptcy or insolvency events, exclusion, suspension or debarment from state or federal government programs and the occurrence of government action that can be reasonably expected to negatively influence our business. We have historically issued certain stock-based instruments, which we refer to as “partner physician group equity agreements,” to our anchor physician groups pursuant to which they are entitled to receive equity of their local RBE or agilon health, respectively, in the future only upon the occurrence of certain events deemed a “change of control” of the RBE. For additional discussion related the agilon health related instruments, see “Critical Accounting Estimates – Stock-Based Compensation.”
In addition to our contractual arrangements with our physician partners, we also maintain relationships with other providers who care for our members, including hospitals, specialists and ancillary providers. Such providers either contract with agilon or directly with payors. We and our physician partners maintain effective working relationships with the majority of the higher-volume providers in our geographies in order to retain insight into the provision of care to our members and ensure care is rendered effectively and in a manner which supports the achievement of appropriate clinical outcomes.
Health Plan Payors
We enter into contractual agreements with health plan payors in each of our geographies, under which we are financially responsible for our physician partners’ provision of a defined spectrum of healthcare services to our members, in exchange for a defined PMPM fee for each of our members (which is also referred to as “global capitation”). The healthcare services for which we are responsible under such arrangements generally include all healthcare costs which CMS considers as Part A and B costs, including hospitalization and facility costs, primary and specialty care provider costs, and ancillary services costs. In certain of our payor arrangements, we are also financially responsible for Part D pharmaceutical costs for prescriptions rendered to our members. Through these payor agreements, we help to create access for our physician partners to value-based care reimbursement structures through our Total Care Model, which allow our physician partners to focus on the improvement of the quality of care provided to their patients, and to share in the financial surplus created to the extent premiums received exceed the cost of medical care and certain operating costs.
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
We have developed local contracts across multiple payors, along with national form contracts with certain key payors, which provide a consistency of non-financial contract terms, data sharing, operational processes and governance structures and support portability of the agilon platform. We typically maintain various contracts with a single national payor in order to reflect varying economic terms across our geographies, and to provide for distinct subsidiary entities of our company and a national payor as parties to these contracts. As of January 1, 2024, we have relationships with 29 health plan payors across 32 geographies. Payors with which we contract include large national health plans as well as smaller local and regional insurers. We believe our ability to offer multiple MA plans and products to our physician partners in each geography creates significant value for our physician partners and the members that they serve. Members are able to select the plan and benefit design that meets their individual needs while our platform enables a seamless experience regardless of plan or product for all patients and physician groups.

The agreements with our payors outline the range of healthcare services for which we are financially responsible and at risk, the services for which we are contracted to perform on the payor’s behalf and the key financial terms. Our contracts with payors generally have terms of one to three years and are typically renewed for one-year periods unless terminated in accordance with the terms of such agreements. When we enter into a new payor contract, we are typically required by the payor to contribute risk-bearing capital to the local operating subsidiary. This typically takes the form of letters of credit, surety bonds, or restricted deposits, or the payor may retain a percentage of the capitation payments due under the applicable contract. Risk-bearing capital required by payors varies by payor and geography, but typically averages between 1.0-3.0% of projected annual gross revenue attributable to the corresponding agreement.
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
The contracts with our payors impose other obligations on us. For example, we typically agree that all services provided under our contract and all employees, including affiliated and contracted providers, providing such services will comply with such payor’s policies and procedures. We also typically agree to indemnify our payors against certain third-party claims.
ACO REACH
agilon, in conjunction with some of our physician partners, participated in the ACO REACH Model in certain geographies, through eight approved ACOs. The ACO REACH Model is a voluntary payment model option aimed at reducing expenditures and preserving or enhancing quality of care for beneficiaries in traditional Medicare FFS established by the CMS Innovation Center.
Under the ACO REACH Model, CMS contracts directly with each ACO pursuant to participation agreements, in which such ACO selects risk-sharing and fee payment options. The participation agreements included various terms and conditions each ACO must comply with, including meeting certain operational requirements. Each of the ACOs selected the Global risk-sharing option, in which the ACO assumes accountability for the total cost of care of the FFS beneficiaries aligned to such ACO. In addition, each of our ACOs selected the Primary Care Capitation Payment (the “PCC”) option. The participation agreements between our ACOs and CMS expire two years after the “Model Performance Period” established by CMS, which lasts from April 1, 2021 through December 31, 2026. The ACO may terminate its participation agreement with CMS at any time upon advance written notice. CMS has certain additional termination rights, including in connection with the termination of the ACO REACH Model or non-compliance of the ACO. Additionally, CMS has the right to amend a participation agreement without the consent of the ACO for good cause, or as necessary to comply with applicable federal or state law, regulatory requirements, accreditation standards or licensing guidelines or rules.
The ACOs operate in partnership pursuant to participating medical group agreements with one or more of our physician partners in certain geographies. Our contracted physician partners provide Medicare services to their aligned beneficiaries, and bill CMS on a FFS basis for such services. In turn, in accordance with the PCC option, CMS compensates each physician partner for a portion of their billed services based on the applicable rate, and the remaining portion is paid to each ACO on a per Medicare beneficiary per month (“PBPM”) basis based on a prospective estimate of such remaining portion of billed services. By 2025, CMS will no longer pay any portion to such physician partner based on FFS compensation rates, and will transition to compensating physician partners through their applicable ACO on a PBPM basis. Each ACO then remits payment out of the PBPM payments from CMS to its contracted physician partners on a monthly or quarterly basis pursuant to the applicable participating medical group agreement, which agreement also includes incentive compensation tied to the ACO’s net profits received for aligned beneficiaries. Our ACOs’ participating medical group agreements provide for mutual indemnification rights, and have an initial term through December 31, 2026, unless earlier terminated.
All ACOs are subject to the following requirements: (i) to develop and implement a robust health equity plan to identify and better serve underserved communities; (ii) 75% control of each ACO's governing body must be held by participating providers or their designated representatives and (iii) each ACO must have at least two beneficiary representatives on its governing board (at least one Medicare beneficiary and at least one consumer advocate), both of whom must hold voting rights. agilon implemented these changes for the 2023 performance year with minimal disruption. In addition, the CMS Innovation Center announced that ACO REACH would include technical adjustments to the model’s parameters, including changes to benchmark calculations, and the adjustments will continue into 2024. The overall effect of these changes on our ACO’s benchmarks has been minimal. The ACO REACH model, which formally launched on January 1, 2023, is largely the same as its predecessor model, Direct Contracting Model or Global and Professional Direct Contracting Model, which we participated in since April 2021.

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
Our enterprise marketing team develops branding strategies and identities in our geographies and supports the development of communication and branding materials to support the local growth of our physician partners and their Medicare patient population. This begins with our entry into a new geography. We create a local brand that embodies the value of the Total Care Model for patients as well as the history and culture of our physician partner. Each geography includes the anchor partner’s name and “Senior Health Connect” as part of the naming convention to help reinforce the value of our national network to payors, policy makers and other industry constituents. To empower patients to make informed decisions about their coverage options, educational opportunities and materials are offered throughout the year, including educational physician presentations, monthly “Medicare 101” sessions across every geography, on-line resources, in-office materials that explain the difference between traditional Medicare and MA, and patient communications that highlight Medicare election coverage windows.

Competition
The healthcare industry is highly competitive and fragmented. We currently face competition in every aspect of our business, including in offering a favorable reimbursement structure for existing physician partners and attracting health plan payors and physician partners who are not contracted with us, from a range of companies that provide care under a variety of models that could attract patients, providers and payors. We compete against other entities that provider value-based care services, in addition to numerous local provider networks, hospitals and health systems. Moreover, large, well-financed payors have in some cases developed their own managed care services tools and may provide these services to their physicians and patients at discounted prices or may seek to expand their relationships with additional competing physicians or physician networks. Other organizations may also seek to apply specialized services or programs, including providing data analytics or disease-based programs, designed to enable physicians or payors to operate successfully under value-based care arrangements. Although some of our competitors utilize elements of our MA multi-payor, globally capitated risk model deployed with community-based physician groups, including in certain of the geographies we serve, we do not believe any of our competitors offer a model that captures all elements of the agilon model. Our competitors typically vary by geography, and we may also encounter competition in the future from other new entrants. Our growth strategy and our business could be adversely affected if we are not able to continue to access existing geographies, successfully expand into new geographies or maintain or establish new relationships with payors and physician partners.
The competitive factors in our business include the nature and caliber of relationships with physicians; patient healthcare quality, outcomes and cost; the strength of relationships with payors; the quality of the physician experience; local geography leadership position; and the strength of the underlying economic model. We believe our first-of-its-kind platform, partnership and network model enables us to compete favorably.

Intellectual Property
We rely on a combination of international and U.S. trademark law as well as confidentiality procedures and contractual provisions to protect our trade secrets, including proprietary technology, databases and our brand.
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
We maintain our intellectual property and confidential business information in a number of ways. For instance, all employees and consultants sign agreements and/or acknowledgments reminding them of their confidentiality obligations upon the commencement of an employment or consulting relationship with us. In addition, we have a policy of requiring individuals and entities with which we discuss potential business relationships to sign non-disclosure agreements. Lastly, our agreements with physician partners include confidentiality and non-disclosure provisions.
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

Human Capital
Overview
People join agilon because of our vision: To transform the future of healthcare in communities across the country by empowering exceptional patient-physician relationships. Together with our employees and physician partners, we have defined our company values and commitments to guide our everyday actions in executing our mission:
•Partnership and Collaboration: We are One Team. We collaborate deeply. We embrace diversity. Together with our physician partners, we empower the care that our families and friends deserve.
•Innovation: We rapidly adapt to our changing world and embrace the creativity of our physician partners and each other.
•Quality and Service Excellence: We value results, not activity. We serve others with passion and humility.
•Continuous Improvement: We are agile and move fast. We actively seek out and share feedback. We learn and improve every day.
•Expertise: We are curious. We aspire to be experts and share our knowledge.
•Accountability and Integrity: We celebrate our successes. We take ownership in everything we do.
Our human capital efforts are supported by our dedicated human resources team. This team supports the business in identifying and recruiting top talent, supporting the onboarding and orientation of new hires through a comprehensive new employee orientation, a manager’s toolkit and resources to support onboarding, goal setting, and in-year management, as well as a comprehensive semi-annual review process that ties to our company values and supports continuous learning and improvement. Our efforts to promote a positive employee experience and build culture are further supported and enhanced by local and national in-person and virtual events, including town halls, in-office and/or virtual celebrations, employee activity committees and recognition awards, meant to champion our employees and create a sense of community. We conduct annual employee engagement surveys to solicit feedback and help guide annual planning on efforts and initiatives to support our team members.

Total Rewards
We recognize how vital our employees are to our success and strive to offer comprehensive and competitive compensation and benefits to meet the varying needs of our employees. Our Total Rewards programs include short-term and long-term incentives, recognition programs, a 401(k) plan, health and welfare insurance benefits, unlimited paid time off for exempt employees and accrued paid time off for hourly employees, flexible work schedules, and family leave, among many others, depending on eligibility.
As part of our efforts to promote pay equity, we have implemented measures in our U.S. offices such as routinely benchmarking roles against market comparables, increasing pay transparency for applicants and associates, setting pay ranges based on role and experience, applying consistent processes for annual merit increases and bonuses and driving additional ongoing and future improvements.
Diversity, Equity, Inclusion & Belonging (“DEIB”)
We believe a great workplace fosters an environment where all employees can thrive and grow, and where differences are both encouraged and celebrated. We aim to attract, develop, retain and support a diverse workforce that reflects the many members, physician partners, and communities we serve. Under our DEIB Senior Executive Council each direct report to our CEO is responsible for supporting strategic direction and championing efforts and funding for programs and initiatives connected to one of the four pillars of our DEIB strategy. Our DEIB programs include a leadership development workshop and coaching program for high potential employees including those who have not previously had opportunities to develop leadership skills, employee resource groups to foster sense of community and inclusion, an unconscious bias curriculum, and other community-building events to deepen understanding and appreciation of our global workforce.
Training and Development
We prioritize and invest in creating opportunities to help employees grow and build their careers through a multitude of training and development programs. These programs, in addition to focusing on career development, and professional development, reinforce the importance of compliance and ethical behavior embodied in our Code of Conduct and related policies and training, which all employees must complete upon hire and annually thereafter. We also include online courses designed to strengthen technical and hard-skills and enhance leadership development. We support career coaching, mentorship and accelerated leadership development programs to ensure mobility and advancement for our employees. Our employees are also encouraged to participate in mentoring programs with people of various backgrounds and cultures. We view mentoring as an essential development tool for sharing skills and knowledge so we can all succeed. Our commitment to mentoring feeds the successful future of our company.
Health & Safety
The health, safety, and wellness of our employees are vital to our success. We have a strong commitment to providing a safe working environment.
As of December 31, 2023, agilon and its subsidiaries had 1,117 employees; substantially all were full-time. None of our employees are members of a labor union, and we have not experienced a work stoppage. Our employees do not include our physician partners, whom we do not directly employ.

Healthcare and Other Applicable Regulatory Matters
The healthcare industry is highly regulated under state, federal, and international laws and regulations. Our operations and relationships with healthcare plans and providers are also subject to extensive and increasing regulation by numerous federal, state, and local government agencies including the Office of Inspector General (“OIG”), the Department of Justice (“DOJ”), CMS, the Office of Civil Rights (“OCR”), and various other authorities. Healthcare laws and regulations change frequently. Regulatory agencies have broad discretion to issue new regulations and enforce the laws and regulations and have been increasingly active in enforcing the laws and regulations against healthcare companies, including companies that provide managed care.
Corporate Practice of Medicine
Some states in which we operate have laws prohibiting the corporate practice of medicine (“CPOM”); such laws generally prohibit business entities with non-physician owners, such as agilon and certain of its subsidiaries, from practicing medicine. States with CPOM laws limit the practice of medicine to licensed individuals or professional organizations comprising licensed individuals; therefore, non-medical professional entities are prohibited from employing or contracting with physicians (unless the entity satisfies limited exceptions), exercising control over medical decisions, or engaging in certain arrangements with other physicians, such as fee-splitting. These laws vary from state to state and change frequently based on new case law, opinions from state attorneys general and regulations promulgated by medical boards. A majority of states have adopted express corporate practice of medicine prohibitions, and several states that have not explicitly adopted the doctrine, nonetheless, have regulations that echo CPOM principles. A violation of the CPOM prohibition constitutes the unlawful practice of medicine, which is a public offense punishable by fines or criminal penalties. A violation could also result in civil penalties or damages. In addition, any medical professional who participates in a scheme that violates a state’s CPOM prohibition may be subject to disciplinary action, license revocation, or potential forfeiture of revenues from payors for services rendered or may be punished for aiding and abetting a non-medical professional entity in the unlawful practice of medicine. We typically operate by forming RBEs that contract with payors on the one hand and provide professional services through contractual relationships with PCPs on the other hand. While we believe that our practices are in substantial compliance with the CPOM laws to which we are subject, if a state determines that we are not in compliance that may result in a material adverse effect on our business, results of operations or financial condition.
Fee-Splitting Prohibitions
The laws of some states prohibit medical professionals from splitting with anyone, other than providers who are part of the same group practice, any professional fee, commission, rebate or other form of compensation for any services not actually and personally rendered. Fee-splitting laws and their interpretations vary and are enforced by state courts and regulatory authorities that have broad discretion in their enforcement. Courts in some states have interpreted fee-splitting statutes as prohibiting all percentage of gross revenue and percentage of net profit fee arrangements, despite the performance of legitimate services. In addition, courts have refused to enforce contracts found to violate state fee-splitting prohibitions. Further, fee-splitting arrangements could implicate other laws applicable to our business, such as anti-kickback and CPOM laws and regulations.
While we believe we are in substantial compliance with fee-splitting laws in the states in which we operate, if we are found to be non-compliant, penalties for violating fee-splitting statutes or regulations may include medical license revocation, suspension, probation or other disciplinary action against our affiliated providers. It could also result in monetary damages and penalties.
False Claims Acts
We are subject to numerous federal and state laws that prohibit the presentation of false information, or the failure to disclose information, in connection with the submission and payment of medical claims for reimbursement.
The federal civil and criminal false claims laws and civil monetary penalties laws, such as the federal False Claims Act, 31 U.S.C. §§ 3729—3733 (“FCA”), impose civil liability on individuals or entities that submit false or fraudulent claims for payment to the federal government. The FCA provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly or recklessly: presented, or caused to be presented, a false or fraudulent claim for payment or approval to the federal government; made, used or caused to be made or used a false statement or a false record to get a claim for payment approved, including a false or fraudulent claim; concealed, or knowingly and improperly avoided or decreased, an obligation to pay or transmit money or property to the federal government; or conspired to commit any of the foregoing. The government may deem entities to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information, billing for services not rendered, billing services at a higher payment rate than appropriate and billing for care that is not considered medically necessary. Suits filed under the FCA are also known as “qui tam” actions. They are frequently brought by individuals known as “relators” or “whistleblowers,” who may file a FCA lawsuit on behalf of the government. Relators and whistleblowers are incentivized to file such lawsuits because they may share in a percentage of any recovery.
Healthcare-related fraud continues to be the leading source of recoveries in FCA settlements and judgments.
The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and other federal healthcare programs. The federal government, including as a result of the passage of the ACA, and a number of courts have taken the position that claims presented in violation of certain other statutes, including the federal Anti-Kickback Statute (“AKS”) or the federal physician referral law, 42 U.S.C. 1395nn (the “Stark Law”), are a violation of the FCA. Some government healthcare programs, including, but not limited to, the MA program, use a risk-adjustment model that adjusts premiums paid to contracted payors to reflect the specific characteristics of each enrolled member (including demographics, government program eligibility and health status). Many payors and government healthcare programs have set forth specific documentation rules that must be followed in compliantly selecting allowable codes. We rely on physician partners to follow the CMS documentation rules and code their claim submissions with accurate and substantially documented diagnoses, which we send to the payors, some of whom, in turn, submit the data to government healthcare agencies including CMS.
In recent years, the DOJ has brought a number of investigations and actions under the federal FCA against both payors and providers for alleged upcoding or improper coding of diagnosis coding under the risk-adjustment methodology. The FCA and Social Security Act also prohibits the knowing retention of identified overpayments (known as “reverse false claims”). A number of states have enacted laws that are similar to the federal FCA. Under Section 6031 of the Deficit Reduction Act of 2005, as amended, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s FCA. As a result, more states are expected to enact laws that are similar to the federal FCA in the future along with a corresponding increase in state false claims enforcement efforts.
Penalties for violations of the federal and state FCAs are severe. For example, if an entity violates the federal FCA, the government may seek up to three times the actual damages (known as “treble damages”), plus substantial penalties for each false claim. Exclusion from federal healthcare programs is also possible. Violations of federal and state fraud and abuse laws may be punishable by criminal and/or civil sanctions, including significant penalties, fines, disgorgement, additional reporting requirements and oversight under a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, and/or exclusion or suspension from federal healthcare programs, such as Medicare, and debarment from contracting with the U.S. government. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government also can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims to the government for payments.
Federal and State Anti-Kickback Statutes
The AKS, set forth in Section 1128B of the Social Security Act, is a criminal statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person for items or services reimbursable under federal healthcare programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under federal healthcare programs or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under federal healthcare programs. The core of a violation of the AKS is an “inducement” to refer patients for services or items that are reimbursed under a federal healthcare program, such as Medicare, Medicaid, or Tricare (which covers military personnel). The AKS is based on the theory that kickbacks undermine the integrity of federal healthcare programs by tainting medical decision-making, increasing healthcare costs and negatively impacting competition. The ACA amended the AKS to make it clear that a person need not have actual knowledge of the statute, or specific intent to violate the statute, as a predicate for a violation. Court cases have resulted in the interpretation that a violation may occur even when only one of many purposes of the remuneration is to induce or reward referrals, and the OIG, which has the authority to impose administrative sanctions for violation of the statute, has adopted a similar standard.
There are certain AKS “safe harbors” which, if the respective requirements are met, would afford protection from the AKS. Failure to meet all requirements of an AKS safe harbor does not necessarily mean the arrangement violates the AKS, but it may be subject to scrutiny by legal authorities, in light of the parties’ intent and arrangements. In other words, if an arrangement does not fit within a safe harbor, it does not necessarily mean that the arrangement is per se illegal—only that it is not shielded from regulatory scrutiny. The federal AKS provides criminal penalties for individuals or entities that knowingly and willfully solicit or receive any remuneration. A violation of the AKS is punishable by imprisonment of up to ten years, fines of up to $100,000 per offense, or both. Violation can also give rise to federal healthcare program exclusion, liability under the FCA and civil penalties, which may include monetary penalties of up to $100,000 per offense, repayments of up to three times the total payments between the parties to the arrangement and suspension from future participation in Medicare and Medicaid.
We have endeavored to structure our business arrangements with healthcare providers to comply with the AKS or fit within an AKS safe harbor. For example, a key managed care safe harbor under the AKS upon which we regularly rely allows for payments to providers for “healthcare services and items,” but does not allow incentive payments for marketing or to encourage member enrollment. We therefore carefully analyze all payment structures to ensure that they constitute “services and items” that fall within this safe harbor or are otherwise in compliance with the AKS. We similarly analyze other financial arrangements with healthcare providers to seek to comply with the AKS, including through application of other safe harbors and assessment of whether the arrangement reflects fair market value for the value of services provided without regard for the volume or value of referrals generated between the parties.
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
We have also endeavored to structure our participation in the ACO REACH Model to comply with waivers of the AKS issued by the Secretary of HHS. The conditions of such waivers are to ensure that protected arrangements: (i) are consistent with the quality, care coordination, and cost-reduction goals of the ACO REACH Model, (ii) are subject to safeguards designed to mitigate the risk of fraud and abuse; and (iii) can be readily monitored and audited.
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
Like the federal AKS, the federal Stark Law contains statutory and regulatory exceptions intended to protect certain types of transactions and arrangements. If the Stark Law is implicated, the financial relationship must fully satisfy a Stark Law exception; if an exception is not satisfied, then the parties to the arrangement could be subject to sanctions. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation of the prohibition, a civil penalty of up to $15,000 for each service arising out of the prohibited referral, a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law prohibition, civil assessment of up to three times the amount claimed, and potential exclusion from the federal healthcare programs, including Medicare and Medicaid. Amounts collected on claims related to prohibited referrals must be reported and refunded generally within sixty (60) days after the date on which the overpayment was identified. Furthermore, Stark Law violations and failure to return overpayments in a timely manner can form the basis for FCA liability, as further discussed herein. Additionally, several states have enacted physician self-referral laws.

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
Health Care Fraud Statute
The Health Care Fraud Statute, 18 U.S.C. § 1347, is a criminal statute that prohibits any person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, which can be either a government or private payor plan. Violation of this statute, even in the absence of actual knowledge of or specific intent to violate the statute, may be charged as a felony offense and may result in imprisonment, fines or both. The False Statement Statute, 18 U.S.C. § 1035, prohibits, in any matter involving a federal healthcare program, anyone from knowingly and willfully falsifying, concealing or covering up, by any trick, scheme or device, a material fact, or making any materially false, fictitious, or fraudulent statement or representation, or making or using any materially false writing or document knowing that it contains a materially false or fraudulent statement. A violation of this statute may be charged as a felony offense and may result in imprisonment, fines, or both. Other federal criminal statutes similarly apply to healthcare, including Mail Fraud, 18 U.S.C. § 1341 and Wire Fraud, 18 U.S.C. § 1343. A violation of these statutes may be charged as a felony offense and may result in imprisonment, fines or both.
Civil Monetary Penalties Statute
The Civil Monetary Penalties Law (“CMPL”), 42 U.S.C. § 1320a-7a, authorizes the imposition of civil monetary penalties, assessments, and exclusions against an individual or entity based on a variety of prohibited conduct, including, but not limited to: (i) presenting, or causing to be presented, claims for payment to Medicare, Medicaid, or other third-party payors that the individual or entity knows or should know are for an item or service that was not provided as claimed or is false or fraudulent; (ii) offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider; (iii) arranging contracts with an entity or individual excluded from participation in a federal healthcare program; (iv) violating the federal AKS; (v) making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim for payment for items and services furnished under a federal healthcare program; (vi) making, using, or causing to be made any false statement, omission, or misrepresentation of a material fact in any application, bid, or contract to participate or enroll as a provider of services or a supplier under a federal healthcare program; and (vii) failing to report and return an overpayment owed to the federal government. We could be exposed to a wide range of allegations to which the federal CMPL would apply. We perform monthly checks on our employees, affiliated providers and certain affiliates and vendors using government databases to confirm that these individuals have not been excluded from federal programs. However, should an individual become excluded, and we fail to detect it, a federal agency could require us to refund amounts attributable to all claims or services performed or sufficiently linked to an excluded individual. Thus, we cannot foreclose the possibility that we will face allegations subject to the CMPL with the potential for a material adverse impact on our business, results of operations and financial condition. Substantial civil monetary penalties may be imposed under the federal Civil Monetary Penalty Statute and may vary, depending on the underlying violation. In addition, an assessment of not more than three (3) times the total amount claimed for each item or service may also apply, and a violator may be subject to exclusion from federal and state healthcare programs.
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
The CMS Innovation Center continues to test an array of alternative payment models, including the ACO REACH Model, to allow ACOs to negotiate directly with the government to manage traditional Medicare beneficiaries and share in the savings and losses generated from managing such beneficiaries. State regulation of ACOs will likely be variable. For example, certain states may require ACOs to obtain specific licensure to participate in the ACO REACH Model and assume risk directly from CMS. There likely will continue to be regulatory proposals directed at containing or lowering the cost of healthcare. Further, CMS also routinely adjusts the risk adjustment factor which is central to payment under the MA program. The monetary “coefficient” values associated with diseases that we manage in our population are subject to change by CMS. Such changes could have a material adverse effect on our financial condition.
Federal, State, and International Privacy and Security Requirements
We are subject to various federal, state and local laws and rules regarding the use, security and disclosure of PHI, personally identifiable information, de-identified data and other categories of confidential or legally protected data that our businesses may handle. Such laws and rules include, without limitation, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Federal Trade Commission Act, 15 U.S.C. § 45 (“FTC Act”) and the California Consumer Privacy Act, the California Privacy Rights Act, and other applicable state and international privacy and security laws, including Brazil and India. Privacy and security laws and regulations often change due to new or amended legislation, regulations or administrative interpretation. We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store this information. We also utilize third-party service providers for important aspects of the collection, storage and transmission of such sensitive information.
Congress enacted HIPAA, in part, to combat healthcare fraud and to protect the privacy and security of patients’ individually identifiable healthcare information. Among other things, HIPAA requires healthcare providers and their business associates to maintain the privacy and security of individually identifiable PHI. The HIPAA Security Rule requires both covered entities and business associates to develop and maintain policies and procedures with respect to PHI, including adherence to HIPAA’s security standards through the implementation of administrative, physical and technical safeguards to protect PHI. Additionally, the Privacy Rule contains requirements with respect to the use and disclosure of individuals’ PHI, including a prohibition on a covered entity or business associate using or disclosing an individual’s PHI unless the use or disclosure is authorized by the individual or is specifically required or permitted under the Privacy Rule. The Health Information Technology for Economic and Clinical Health of 2009 (“HITECH”) dramatically expanded, among other things, (1) the scope of HIPAA to now apply directly to “business associates,” or independent contractors who receive, create, maintain or obtain PHI in connection with providing a service to a covered entity or another business associate, (2) substantive security and privacy obligations, including a new federal security breach notification requirement that unauthorized acquisitions, access, use or disclosure of unsecured PHI that compromise the security or privacy of the PHI be reported to, depending on the number of people affected and their location, affected individuals, the Department of Health and Human Services and local media outlets, (3) restrictions on certain marketing communications, a prohibition on business associates from receiving remuneration in exchange for PHI, and a prohibition on covered entities from receiving remuneration in exchange for PHI without express patient authorization or applicable exception and (4) the civil and criminal penalties that may be imposed for HIPAA violations. Pursuant to HIPAA, as amended by HITECH, we are required to report breaches of unsecured PHI to our covered entity clients, such as our physician group partners, within the time period specified in our applicable business associate agreement, but in no case later than 60 days from the discovery of the breach, and notify certain agencies and potentially the media in accordance with clause (2) above. We have experienced cybersecurity incidents in the past and may experience them in the future. Any interruption in access to member information, unauthorized use of or access to information, improper disclosure or other loss of information could result in, among other things, federal or state government investigations and liability under laws and regulations that protect the privacy of member information, such as HIPAA, potentially resulting in damages and regulatory penalties.
HIPAA mandates that the Secretary of HHS conduct periodic audits of covered entities and business associates for compliance with the HIPAA Privacy and Security Rules. HIPAA imposes penalties for certain violations, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. A single data privacy or data security incident can, in the view of HHS, result in violations of multiple standards. HIPAA, as amended by the HITECH Act, also authorizes state attorneys general to file suit on behalf of their states’ residents. While HIPAA does not create a private right of action allowing individuals to sue us in federal court for violations of HIPAA, its standards have been used as a basis for establishing a duty of care in state-law civil suits alleging negligence or recklessness for the misuse of PHI. A finding of liability under HIPAA could have a material adverse effect on our business, financial condition and results of operations. In order to ensure compliance, we encrypt and back up data, maintain company-wide security awareness training, enter into business associate agreements with our partners and vendors, as well as ensure our partners and vendors have implemented physical security and safeguards at the data centers where our data is stored and conduct regular security audits. Although we employ administrative, physical and technological safeguards to help protect confidential and other sensitive information from unauthorized access, use or disclosure, our information technology and infrastructure, and that of our third-party service providers, may be vulnerable to attacks by hackers or viruses, failures or breaches due to third-party action and employee (including contractor) negligence, error or malfeasance.
Additionally, many states and foreign jurisdictions have also enacted laws that protect the privacy and security of confidential, personal and health information, which may be even more stringent than HIPAA and may add additional compliance costs and legal risks to our operations. Some state privacy and security laws overlap with federal law, some of which are preempted, in part, by federal laws, whereas others are not. States have also passed privacy and security laws and regulations that apply across sectors and go beyond federal law, such as data security laws, secure destruction, Social Security number privacy, online privacy, biometric information privacy, data breach notification laws. Some of these state and international laws may impose fines and penalties on violators and may afford private rights of action to individuals who believe their personal information has been misused.
We are also subject to a provision of the federal 21st Century Cures Act that is intended to facilitate the appropriate exchange of health information. In May 2020, the U.S. Department of Health and Human Services Office of the National Coordinator for Health Information Technology and CMS issued complementary new rules that are intended to clarify provisions of the 21st Century Cures Act. The rules, intended to enhance interoperability and prevent information blocking, create significant new requirements for healthcare industry participants, including requirements to (i) provide patients with convenient access to health care information, (ii) support electronic exchange of data for transitions of care and (iii) require participation in trust networks to improve interoperability. The 21st Century Cures Act authorizes civil monetary penalties up to $1 million per information blocking “violation.” It is unclear what the costs of compliance with the rules will be, and what additional risks there may be to our business. It is possible that the American Data Privacy and Protection Act (“ADPPA”), a landmark federal privacy bill with significant bipartisan support, may gain traction. Although ADPPA would not apply to health data covered by HIPAA, it would apply to other health data, such as health data controlled by certain entities in the digital health space. Various other federal, state and foreign laws may apply that restrict the use and protect the privacy and security of individually identifiable information, as well as employee personal information, including laws modeled to some extent on the European Union’s GDPR. Federal and state consumer protection laws, including laws that do not, on their face, specifically address data privacy or security, have been applied to data privacy and security matters by a range of government agencies and courts.
Consumer Protection Laws
agilon may be subject to the Telephone Consumer Protection Act (“TCPA”), which regulates the manner in which a business may advertise its products and services to consumers by phone, text and fax. The TCPA was enacted by Congress to combat aggressive telemarketing and fax advertising practices believed to invade consumer privacy. The TCPA also regulates the use of automated equipment to deliver calls or text messages to mobile phones without prior express consent. Congress empowered the FCC to interpret the TCPA through rules, regulations and declaratory rulings. A 2015 order from the FCC clarified that calls or text messages that have an express healthcare-related purpose—such as treatment follow-up, appointment confirmations and reminders or pre-operative instructions—are exempt from the TCPA. In these instances, providers are not required to receive prior express consent from patients before reaching out by phone or text. As healthcare companies, such as ourselves, increasingly rely on mobile delivery platforms and other technologies to communicate with patients about appointments, billing and other issues, the potential for legal exposure under the TCPA also increases. Each call or text made in violation of the TCPA can cost up to $1,500 per instance in fines and damages. Because there is no cap on statutory damages, violations can result in millions of dollars in penalties.
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
The Clayton Act, 15 U.S.C. §§ 12-27, addresses specific practices that the Sherman Act does not clearly prohibit, such as mergers and interlocking directorates (that is, the same person serving as an officer or director of two competing companies). Section 7 of the Clayton Act prohibits mergers and acquisitions where the effect “may be substantially to lessen competition, or to tend to create a monopoly.” As amended by the Robinson-Patman Act of 1936, 15 U.S.C. § 13, the Clayton Act also bans certain discriminatory prices, services and allowances in dealings between merchants. The Clayton Act was amended again in 1976 by the Hart-Scott-Rodino Antitrust Improvements Act, 15 U.S.C. § 18a, to require companies planning large mergers or acquisitions to notify the government of their plans in advance. The Clayton Act also authorizes private parties to sue for treble damages when they have been harmed by conduct that violates either the Sherman or Clayton Act and to obtain a court order prohibiting the alleged anticompetitive practice in the future.
In addition to these federal statutes, most states have antitrust laws that are enforced by state attorneys general or private plaintiffs. Many state statutory provisions are based on federal antitrust law, namely, Sections 1 and 2 of the Sherman Act, and Sections 3 and 7 of the Clayton Act. Further complicating matters, state lawmakers are increasingly seeking to exercise oversight over healthcare transactions and allow state agencies to analyze potential anticompetitive effects of healthcare consolidation, including smaller transactions that do not meet federal reporting thresholds. Private parties may also bring lawsuits to enforce antitrust laws.
As the healthcare industry has continued to evolve in response to consumer demand and competition in the marketplace, the effect of the antitrust laws in healthcare is also changing. We have expanded our operations significantly since our inception, organically as well as through acquisitions. Such growth, and our long-term contracts with physician partners, could expose us to risks related to antitrust investigations and litigation. Competition and antitrust law inquiries often continue for several years and, if violations are found, can result in substantial financial exposure.
U.S. Foreign Corrupt Practices Act of 1977 and Various Anticorruption Laws
agilon is subject to the U.S. Foreign Corrupt Practices Act, as amended, 15 U.S.C. §§ 78dd-1, et seq. (“FCPA”). The FCPA prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage. The FCPA also requires public companies like aglion to maintain sufficient internal controls to prevent and detect FCPA violations and to keep books, records, and accounts, which, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company. Violations of the FCPA can result in imprisonment, significant criminal and civil fines and penalties, and ongoing government supervision such as a monitorship. In addition, agilon is subject to various foreign anticorruption laws in locations in which it operates, including Brazil’s Clean Companies Act and India’s Prevention of Corruption Act, 1988.
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
Additionally, our physician partners are subject to numerous federal, state and local licensing laws and regulations, relating to, among other things, professional credentialing and professional ethics. Our physician partners, as well as their nurse practitioners and physician assistants, must satisfy and maintain their individual professional licensing in each state where they practice medicine.
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

Available Information
Our website address is www.agilonhealth.com. We use our website as a routine channel for distribution of information that may be material to investors, including news releases, financial information, presentations and corporate governance information. Information contained or connected to our website is not incorporated by reference in this Report unless expressly noted. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the U.S. Securities and Exchange Commission (“SEC”). Additionally, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at www.sec.gov.

ITEM 1A. Risk Factors
Summary Risk Factors. Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, cash flows, and results of operations that you should consider before making a decision to invest in our common stock. These risks include, but are not limited to, the following:
Risks Related to Our Business
•our history of net losses and the expectation that our expenses will increase in the future;
•failure to identify and develop successful new geographies, physician partners and payors, or execute upon our growth initiatives;
•success in executing our operating strategies or achieving results consistent with our historical performance;
•medical expenses incurred on behalf of our members may exceed revenues we receive;
•inability to secure contracts with MA payors;
•inability to grow new physician partner relationships sufficient to recover startup costs;
•availability of additional capital, on acceptable terms or at all, to support our business in the future;
•significant reduction in our membership;
•transition to a Total Care Model may be challenging for physician partners;
•public health crises, such as COVID-19, could adversely affect us;
•inaccuracy in estimates of our members’ risk adjustment factors, medical services expense, incurred but not reported claims, and earnings pursuant to payor contracts;
•the impact of restrictive clauses or exclusivity provisions in some of our contracts with physician partners;
•inability to hire and retain qualified personnel;
•ability to realize the full value of our intangible assets;
•security breaches, cybersecurity attacks, loss of data and other disruptions to our information systems;
•ability to protect the confidentiality of our know-how and other proprietary and internally developed information;
•reliance on our subsidiaries;
•ESG issues;
Risks Related to Our Reliance on Third Parties
•reliance on a limited number of key payors;
•the limited terms of contracts with our payors and our ability to renew them upon expiration;
•reliance on payors for membership attribution and assignment, timely data and reporting accuracy and claims payment;
•dependence on physician partners and other providers to effectively manage the quality and cost of care and perform obligations under payor contracts;
•ability to obtain accurate and complete diagnosis data;
•dependence on physician partners to document their services and any inaccuracies could result in overpayments, recoupments or liability under the federal FCA or through RADV audits (defined below);
•reliance on third-party software, data, infrastructure and bandwidth;

Risks Related to Our Industry and Government Programs
•consolidation in the healthcare industry;
•discontinuance or reductions in federal government healthcare programs’ reimbursement rates or methodologies applied to derive reimbursement;
•uncertain or adverse economic and macroeconomic conditions, including a downturn or decrease in government expenditures;
•competition in our industry;
•dependence on government performance standards and benchmarks;
•government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions;
•regulatory proposals directed at containing or lowering the cost of healthcare, including the ACO REACH Model, and our participation, voluntary or otherwise, in such proposed models;
•federal and state investigations, audits and enforcement actions;
•regulatory inquiries and corrective action plans imposed by our payors;
•repayment obligations arising out of payor audits;
•modification the methodology utilized to determine revenue associated with MA members;
•negative publicity regarding the managed healthcare industry generally;
Legal and Regulatory Risks
•regulation of the healthcare industry at the federal, state and local levels and our ability to comply with applicable laws or regulations;
•our and our physician partners’ ability to comply with federal and state fraud and abuse laws, including physician incentive plan laws and regulations;
•implication of laws and regulations regarding marketing, beneficiary inducements, telemarketing and use of protected health information;
•our use, disclosure and processing of personally identifiable information, PHI, and de-identified data is subject to HIPAA and state patient confidentiality laws;
•failure to obtain or maintain an insurance license, a certificate of authority or an equivalent authorization;
•regulation of the corporate practice of medicine could restrict the manner in which we are permitted to conduct our business, and the failure to comply with such laws, or any changes to such laws or regulations or similar laws or regulations;
•inadvertent employment or contract with an excluded person by us or our physician partners;
•lawsuits not covered by insurance;
•changes in tax laws and regulations, or changes in related judgments or assumptions;
Risks Related to Our Indebtedness
•incurrence of substantially more indebtedness, which could increase the risks created by our indebtedness;
•restrictions and limitations in our agreements and instruments governing our indebtedness;

Risks Related to Our Common Stock
•dependence on our subsidiaries for cash to fund all of our operations and expenses;
•our Certificate of Incorporation, Clayton, Dubilier & Rice, LLC (“CD&R”) and its affiliates and, in some circumstances, each of our directors and officers who is also a director, officer, employee, member or partner of CD&R and its affiliates, have no obligation to offer us corporate opportunities;
•anti-takeover provisions in our Certificate of Incorporation and By-laws;
•ability to achieve a return on your investment depends on appreciation in the price of our common stock;
•exclusive forum provisions in our Certificate of Incorporation; and
•material weakness in our internal control over financial reporting and our ability to remediate such material weakness.
You should carefully consider each of the following risk factors and all of the other information set forth in this report. The risk factors generally have been separated into five groups: risks related to our business, risks related to our reliance on third parties, risks related to our industry and government programs, risks related to our indebtedness, and risks related to our common stock. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of these categories of risks. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
If any of the following risks and uncertainties develop into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such a case, the trading price of our common stock could decline.

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
Further, our growth strategy depends, in part, on securing and integrating new high-caliber physician partners and expanding into new geographies in which we have little or no operating experience. Integration and other risks can be more pronounced for larger and more complicated relationships or relationships outside of our core business space, or if multiple relationships are pursued simultaneously. Additionally, new geographies may be characterized by stakeholder preferences for, and experience with, a Total Care Model, rates of MA enrollment, MA reimbursement rates, payor concentration and rates of unnecessary variability in and utilization of medical care that differ from those in the geographies where our existing operations are located. Likewise, new geographies into which we seek to expand may have laws and regulations that differ from those applicable to our current operations. As a young and rapidly growing company, we may be unfamiliar with the regulatory requirements in each geography that we enter, and we may be forced to incur significant expenditures to ensure compliance with requirements to which we may become subject. If we are unable or unwilling to incur such costs, our growth in new geographies may be less successful than in our current geographies.
Further, our growth to date has significantly increased the demands on our management, operational and financial systems, infrastructure and other resources. We must continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls and management and mitigation of enterprise and operational risks. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations, maintaining adequate financial and operating systems and controls, executing upon our growth initiatives and achieving required operational scale to support our growth. If we do not successfully manage these processes, our business, financial condition, cash flows, and results of operations could be harmed.
We may be unsuccessful in executing our operating strategies, or we may not achieve results consistent with our historical performance.
Our success is dependent on our ability to successfully execute upon defined operating strategies in our existing and future geographies. Such strategies include successfully growing our geographies through the addition of PCPs and our physician partners’ capacity to serve new members, providing medical services for our members at appropriate levels of utilization and cost while sufficient to achieve expected profitability, and generating medical services revenue through appropriate and effective contracting strategies with our MA payors. We may not be successful in executing these strategies, or we may fail to implement such strategies in future markets as effectively as with our current markets. The failure to successfully execute upon such strategies or to produce results consistent with our historical results or the financial and operational models used in the analysis of our potential relationships may result in an inability to grow our business; may cause ongoing operating losses or achievement of profitability levels that do not meet expectations, asset write-offs, restructuring costs or other expenses; and may have a material adverse effect on our business, financial condition, cash flows, and results of operations.
Further, as a young and rapidly growing company with a limited operating history, it is uncertain whether our platform, partnership and network model will achieve and sustain high levels of demand, physician and payor acceptance, market adoption and profitability. Due to our limited operating history, it is also difficult for us to evaluate our business compared to prior periods. If we do not develop, if we develop more slowly than we expect, if we encounter negative publicity or if our value propositions for physician partners, patients and payors do not drive sufficient member growth, the growth and profitability of our business will be harmed. Our success will depend to a substantial extent on our ability to demonstrate the value of our platform, partnership and network model to physicians and payors. We believe our ability to replicate the success of our model also enables us to attract and retain skilled physician partners. Accordingly, if we are unable to effectively manage our growth and replicate the success of our platform, partnership and network model in new geographies and with new partners, our business, financial condition, cash flows, and results of operations could be harmed.

Amounts of medical expenses that are incurred on behalf of our members may exceed the amount of medical revenues we receive to provide care for such members.
Under our agreements with our payors, we receive a PMPM-based capitation payment, and we assume financial risk for the expense of providing medical services on behalf of our physician partners. To the extent that utilization of medical services or the cost of providing such services increases beyond our expectations, the total cost to provide medical services to our members may exceed the corresponding amount of revenue we receive, which may result in losses or profitability that does not meet expectations and adversely impact our business, financial condition, cash flows, and results of operations.
Additionally, factors that impact medical costs incurred by our members, and medical expenses we incur, may be subject to fluctuations which we may not be able to control. Such factors include the following:
•Changes to the Medicare fee schedule or other rate schedules that serve as the basis for payments issued to hospitals, specialty and ancillary physicians and other providers;
•Contractual rates paid to hospitals, specialty and ancillary physicians and other providers;
•The utilization rates of healthcare services, including inpatient hospitalization, outpatient procedures, high risk and chronic conditions and other services that result in medical expenses, by our members;
•Changes to member benefit types, categories, and levels established and otherwise offered by payors; and
•The utilization rate and cost of pharmaceuticals or specialty drugs utilized by our members.
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
We devote resources to the establishment of new physician partner relationships, including costs relating to physician recruiting to enhance access and support growth of the network, physician incentives to support the transition to a Total Care Model and operational support. Our startup investment in new physician partners can be significant and the associated revenue must be earned and sustained over time in order for us to recoup these costs. As our business grows, our physician partnership startup costs could outpace our buildup of recurring revenue if we do not achieve economies of scale, and we may be unable to achieve profitability until our revenues associated with new partnerships are more mature. We may never recoup our startup costs in a physician partner relationship, including as a result of such physician partner’s difficulty transitioning to a Total Care Model. Similarly, if physicians join a physician partner following the initial implementation period for a new partner market and we are unable to manage the integration of such new physician into our Total Care Model, the new physician may not achieve expected improvements in patient outcomes and related profitability. If we fail to achieve appropriate economies of scale, if we fail to manage or anticipate the evolution of the Total Care Model throughout our markets or if we fail to raise necessary capital to fund our startup costs, our business, financial condition, cash flows, and results of operations could be materially adversely affected.
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
We may seek to raise capital by, among other things, issuing additional shares of our common stock or other equity securities, issuing debt securities or borrowing funds under a credit facility. In the past, the securities and credit markets have experienced significant volatility and disruption. The availability of credit, from virtually all types of lenders, has at times been limited. In the event we need access to additional capital to pay our operating expenses, fund subsidiary surplus requirements, make payments on or refinance our indebtedness, pay capital expenditures, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant, particularly if we are unable to access our credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021 and the Second Amendment to Credit Agreement, dated as of May 25, 2023, the “Credit Facility”).
Our access to additional financing will depend on a variety of factors such as prevailing economic and credit market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity and perceptions of our financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If one or any combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain sufficient additional financing on favorable terms, within an acceptable timeframe, or at all. Financing, if available, may be on terms that restrict our operational flexibility, dilute the economic or voting rights of our stockholders or reduce the market price of our common stock. If we require new sources of financing but they are insufficient or unavailable, we would be required to modify our operating plans to take into account the limitations of available funding, which would harm our ability to maintain or grow our business.
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
Factors that could contribute to a reduction in membership include:
•failure to obtain new physician partners or members or to retain existing physician partners or members;
•decision by a payor not to renew the existing contractual agreement upon termination of such contract;
•low quality of care by our physician partners, including as a result of our failure to provide sufficient implementation in our Total Care Model, tools and information to deliver high-quality care;
•alternative care opportunities that are more attractive than those provided by our physician partners;

•premium increases, benefit revisions or other similar changes, which cause our current payor relationships to be less attractive to members than other alternatives, including traditional Medicare or MA plans with which we do not maintain a relationship;
•negative publicity, through social media, news coverage or otherwise, related to us, our physician partners, payors or MA;
•failure of our payors to maintain their annual ratings awarded by CMS to health plans which measure the quality of health services received by beneficiaries enrolled in MA based on various calculated quality metrics (“STAR ratings”), which leads to members disenrolling from such payors; and
•federal and state regulatory changes.
We contract with a limited number of payors, and our membership is dependent on such payors attracting and retaining members. In addition, if a payor fails to renew its contract with us or members disenroll from such payor, the members such payor attributes to our platform could transition to another payor which is not on our platform, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations. We may also fail to address factors within our control that could contribute to a reduction in enrollment, including providing our physician partners with sufficient implementation in our Total Care Model, as well as other tools and information to provide high-quality care.
The transition to a Total Care Model may be challenging for physician partners.
The transition to a Total Care Model may be challenging for our physician partners, and fully capitated or other provider-risk arrangements have had a history of financial challenges for physicians. It may take time for physician partners to acclimate to a capitation model, and some physician partners may not be successful at transitioning to a Total Care Model. Similarly, if physicians join a physician partner following the initial implementation period for a new partner market and we are unable to manage the integration of such new physician into our Total Care Model, the new physician may not achieve expected improvements in patient outcomes and related profitability. If we are not able to attract or retain physician partners who are successful at transitioning to a Total Care Model, our business, financial condition, cash flows, and results of operations could be materially adversely affected.
Public health crises, such as COVID-19, could adversely affect us.
Public health crises (such as the COVID-19 pandemic) could cause unexpected changes in utilization of healthcare services, which could impact our business, results of operations, financial condition, liquidity and cash flows. In particular, we have experienced, and may in the future experience, financial or operational impacts as a result of COVID-19 or other public health crises which may be material, including: impacts on our medical costs and medical services revenue, therefor affecting our total cost of care; increased delayed costs as a result of our enrolled members being unable to see their PCPs or long term complications of COVID-19; labor shortages; complete or partial closure of partner medical care facilities; and inability to implement clinical initiatives to manage healthcare costs and chronic conditions of our enrolled members and appropriately document their risk profiles. Additionally, COVID-19 has impacted and could continue to impact our ability to accurately project medical cost trends.
The impact of COVID-19 on the worldwide economy and the healthcare industry underscores risks we face related to public health crises and pandemics. Additionally, future public health crises or pandemics may increase the clinical disease burdens of our members over time, reduce preventative care to manage their existing clinical conditions and cause members to defer other care and elective procedures into future periods resulting in unexpected increased medical expense in such future periods, all of which may materially and adversely impact our business, financial condition, cash flows, and results of operations. The magnitude and duration of any pandemic and its ultimate impact on us are uncertain, but such impacts could be material to our business, financial condition, cash flows, and results of operations.
Our estimates of our members’ risk adjustment factors, medical services expense, incurred but not reported claims, and earnings pursuant to payor contracts could be inaccurate.
Medical services revenue related to our members is based on clinical disease conditions identified and documented by physicians during patient visits during the preceding calendar year, as well as other factors such as the age and gender of the member, which is summarized in a risk-adjustment factor assigned to each member. To estimate the related amount of revenue that will ultimately be realized for the periods presented, we estimate our members’ risk adjustment factors based on our knowledge of members’ health status, which is in turn based on physicians’ clinical assessment and documentation of members’ health status, existing risk adjustment factors and applicable Medicare guidelines. These factors may not be predictive of our members’ risk adjustment factors, or we may otherwise fail to accurately estimate such score, which could cause our revenue estimates for the relevant or forecasted periods to be inaccurate.
We establish liabilities on our balance sheet for the amount of medical services that have been incurred but not reported (“IBNR”) or paid as of the given balance sheet date. IBNR estimates are developed using actuarial methods and are based on many variables, including the utilization of healthcare services, historical payment patterns, cost trends, the timing of the receipt and accuracy of claims data and other information from our payors, product mix, seasonality, changes in membership and other factors. These estimation methods and the resulting reserves are periodically reviewed and updated. COVID-19 has also resulted in fluctuations in our medical expenses and increased challenges in accurately estimating the amount of medical expenses which have been incurred by our members.
Given the numerous uncertainties inherent in such estimates, our actual medical claims liabilities for a particular quarter or other period, including for forecasted periods, could differ significantly from the amounts estimated and reserved for that quarter or period. Our actual medical claims liabilities have varied and will continue to vary from our estimates, particularly in times of significant changes in utilization, medical cost trends and populations and geographies served. If our actual liability for claims payments is higher than previously estimated, our earnings in any particular quarter, annual period or forecasted periods could be negatively affected. Our estimates of IBNR liabilities may be inadequate in the future, which would negatively affect our results of operations for the relevant time period or for forecasted periods. Furthermore, if we are unable to accurately estimate adequate IBNR levels, our ability to take timely corrective actions may be limited, further exacerbating the extent of the negative impact on our results of operations for completed periods or forecasted periods.
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

We rely on our management team and key employees, and our business, financial condition, cash flows, and results of operations could be harmed if we are unable to hire and retain qualified personnel.
Our success depends, in part, on the skills, working relationships and continued services of our senior management team and other key personnel. Our employees are “at-will” employees or have offer letters or employment agreements that allow their employment to be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to hire, retain, and motivate valuable employees, in addition to salary and cash incentives, we provide stock options and restricted stock units that either vest over time or are based on the performance against predetermined financial targets. The value to employees of these stock options is significantly affected by movements in our stock price that are substantially outside our control. The compensation and benefits we provide to our employees, together with the value of stock options and restricted stock units that we have granted, may at any time be insufficient to counteract offers from other organizations. The departure of key personnel could adversely affect the conduct of our business, financial condition, cash flows, and results of operations. In such an event, we would be required to hire other personnel to manage and operate our business, and we may not be able to employ a suitable replacement for the departing individual at favorable terms, or at all.
Competition for qualified personnel in our field is intense due to the limited number of individuals who possess the skills and experience required by our industry, particularly with respect to a Total Care Model. As a result, as we enter new geographies, it may be difficult for us to hire additional qualified personnel with the necessary skills to work in such geographies. If our hiring efforts in new or existing geographies are not successful, our business will be harmed. In addition, we have experienced employee turnover and expect to continue to experience employee turnover in the future. Continued increased competition for, or a shortage of, qualified personnel due to pandemics, general labor market conditions, low levels of unemployment, or general inflationary pressures, may require that we enhance our pay and benefits package to compete effectively for such personnel. Additionally, new hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain, train or integrate sufficient numbers of qualified individuals. Further, if we are unable to develop and maintain our desired corporate culture, we may be unable to attract and retain qualified and key personnel. If our retention efforts are not successful or our employee turnover rate increases in the future, our business, financial condition, cash flows, and results of operations will be harmed.
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
Security breaches, cybersecurity attacks, loss of data and other disruptions to our information systems could compromise sensitive information related to our business and expose us to liability, which could adversely affect our operations, financial condition, cash flows and results of operation.
We manage and maintain our business and data through a combination of data center systems and cloud-based computing center systems. We are highly dependent on information technology networks and systems, including the internet, to securely access, process, transmit and store this information. We utilize third-party service providers for important aspects of the access, collection, storage and transmission of PHI and other sensitive information and, therefore, we may be unable to control the use of such information or the security protections employed by such third parties. The security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, is important to our operations and business strategy because of the sensitivity of the PHI and other confidential information we and our providers access, collect, store, process and transmit. Our information technology and infrastructure, and that of our third-party service providers, may be vulnerable to various forms of attacks by hackers or to viruses, other technical failures or breaches due to third-party action, or due to employee and contractor negligence, error or malfeasance. We may also experience cybersecurity and other breach incidents that may remain undetected for an extended period of time. Because the techniques used to obtain unauthorized access or to otherwise disrupt computer systems change frequently and generally are not identified until they are launched against a target, we or our third-party service providers may be unable to implement adequate preventative measures or effectively respond to breaches in a timely fashion. Examples of currently known data security threats facing us and our third-party service providers include, but are not limited to, ransomware, phishing, business email compromise and credential stuffing. Additionally, cyber threats and the techniques used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of AI and quantum computing.
The risk of cyberattacks has also increased and will continue to increase in connection with Russia’s invasion of Ukraine. In light of the Ukraine war and other geopolitical events and dynamics, including ongoing tensions with North Korea, Iran and other states, state-sponsored parties or their supporters may launch retaliatory cyberattacks or carry out other geopolitically motivated retaliatory actions that may adversely disrupt or degrade our operations and may result in data compromise. State-sponsored parties have, and will continue, to conduct cyberattacks to achieve their goals that may include espionage, monetary gain, disruption, and destruction.
We are subject to cybersecurity attacks and may experience cybersecurity incidents in the future. Such breaches of our infrastructure or information, or that of our third-party providers, whether as a result of physical break-ins, computer viruses, cyberattacks, or employee, vendor or contractor error, negligence or malfeasance, can create system disruptions, shutdowns or unauthorized access, use, disclosure or modification of sensitive information, including PHI. As a result, such data security breaches could result in the loss of data or inappropriate use of information. Any interruption in access to member information, unauthorized access to information, improper disclosure or other loss of information could also result in federal, state, or foreign government investigations and liability under laws and regulations that protect the privacy of member information, such as HIPAA, potentially resulting in damages and regulatory penalties. See “Business—Healthcare and Other Applicable Regulatory Matters—Federal and State Privacy and Security Requirements” in Item 1 above. Although we have implemented preventative measures, as described in Item 1C of this Annual Report, such measures may not be sufficient to prevent, mitigate or offset a cyber incident. Sustained or repeated system failures could damage our reputation and reduce the attractiveness of our platform, partnership and network model to members and physician partners, possibly resulting in contract terminations and reductions in revenue. Additionally, the detection, prevention and remediation of known or unknown security vulnerabilities, including those arising from third-party hardware or software, may result in additional material direct or indirect costs.
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
Our business depends on internally developed information, including our databases, confidential information, know-how and brand, the protection of which is crucial to the success of our business. We may not be able to protect our know-how and other internally developed information, including clinical and analytical outcomes generated from data we collect from physician partners, payors and other relevant sources. Our physician partners, employees, consultants and other parties (including independent contractors and companies with which we conduct business) may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally disclosed or obtained and is using any of our internally developed information is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect know-how and other proprietary information. We rely, in part, on non-disclosure or confidentiality agreements with our physician partners, independent contractors, consultants and companies with which we conduct business to protect our know-how and internally developed information. These agreements may not be self-executing, or they may be breached and we may not have adequate remedies for such breach. Third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our know-how and other internally developed information. Further, we have registered trademarks and filed other trademark applications that are meaningful to our business and brand. Our failure to protect the confidentiality of our know-how, brand and other proprietary and internally developed information could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Our subsidiaries’ lack of performance or ability to fund their operations could require us to fund such losses.
If our subsidiaries suffer losses due to their lack of performance, our physician partners’ failure to perform under their contracts or other reasons, we may be required to fund such losses or our subsidiaries may subject to allegations of breach of their payor contracts or may incur regulatory consequences. We have in the past chosen to or been required to, and may in the future choose to or be required to, fund our subsidiaries’ losses. If unfunded, such losses have in the past, and could in the future, result in substantial doubt related to such subsidiary’s ability to continue operating as a going concern, and the contractual and regulatory consequences of such failure could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
ESG issues may impact our business, our financial outcomes, and our reputation.
Various stakeholders, including regulators, investors, physician partners, payors, and employees are increasingly concerned with ESG issues, including climate change and sustainability; diversity, equity, and inclusion; data privacy and security; and human capital management. Our actions and disclosures related to these and other ESG issues may impact our reputation and relationships with various stakeholder groups. Further, current and future mandated reporting requirements on ESG topics, including climate-related disclosures, may impact our reporting and compliance costs, and require a significant time investment. Our failure to fulfill ESG disclosure requirements and to meet current and future commitments may result in litigation, liability, negative financial outcomes, and reputational damage.

Risks Related to Our Reliance on Third Parties
We are economically dependent on maintaining our contracts with a limited number of key payors.
We contract with a limited number of key payors, and we are economically dependent on maintaining our contracts with such payors. See “Note 3. Concentration of Credit Risk” in our Consolidated Financial Statements included elsewhere in this Report. As a result, our key payors may have increased bargaining power, and we may be required to accept less favorable contractual terms with them. Because we rely on a limited number of payors for a significant portion of our revenue, we depend on their creditworthiness. Our payors are subject to a number of risks including reductions in payment rates from governmental programs, higher than expected healthcare costs and lack of predictability of financial results when entering into new lines of business, particularly with high-risk populations. If the financial condition of our payors declines, our credit risk could increase. Should one or more of our significant payors declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, such payor may be unable to reimburse us for expenses incurred in managing patient care, and the members such payor attributes to our platform could transition to another payor who is not on our platform, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Future consolidation of payors in the healthcare industry could reduce the number of payors even further, increasing these risks.
Our contracts with our payors are for limited terms and may not be renewed upon their expiration.
Our contracts with payors generally have terms of one to three years and are typically renewed for one-year periods unless terminated in accordance with the terms of such agreements. In the ordinary course of business, we engage in active discussions and renegotiations with our payors with respect of the services we collectively provide and the terms of our payor agreements. As our payors’ businesses respond to market dynamics and financial pressures, and as our payors make strategic business decisions with respect of the lines of business they pursue and programs in which they participate, certain of our payors have sought, and we expect that in the future additional payors will, from time to time, seek to renegotiate or terminate their contracts with us. These negotiations could result in reductions to the economic terms and changes to the scope of services contemplated by our existing payor contracts and consequently could negatively impact our revenues, business and prospects and render our assumptions, estimates and reserves inaccurate. If any of our contracts with our payors is terminated, we may experience a reduction in the number of members attributed to our platform, which may result in a reduction of our revenues and may have a material adverse effect on our business. With respect to certain of our discontinued operations, we may recognize impairment charges for such terminations.
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
We rely on our payors for membership attribution and assignment, timely data and reporting accuracy and claims payment.
We rely on our payors for membership attribution and assignment, timely data and reporting accuracy and claims payment, and if our payors do not adequately fulfill these functions, fewer members may be attributed to our platform or we may not receive complete and accurate information necessary to effectively manage our business and forecast our expected profitability. We receive payments from payors based on the number of assigned or attributed members participating in Medicare, which can be based upon complex attribution algorithms provided by our payors that may not be accurate. Additionally, payors may choose to assign specific member populations to specialty risk-bearing organizations, which would decrease the number of members attributed to us. We may not be reimbursed for members that payors fail to assign or attribute to us, which could result in lost margin and disruption to member care. Such a failure could materially reduce our revenues and have a material adverse effect on our business, financial condition, cash flows, and results of operations.
Payors also regularly provide us an array of data associated with patients attributed to our physician partners, including information related to revenue and risk adjustment factors for our members, and details associated with amounts paid by payors for medical services rendered to our members. To the extent a payor does not provide us with timely, complete or accurate data related to our members, or if we are unable to effectively ingest the information that payors provide to us, we and our physician partners may not be able to effectively ensure our members’ disease burdens are identified and may not be able to effectively operate our business or forecast our expected profitability.
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
Our success depends upon our continued ability to collaborate with and expand a network of high-caliber physician partners who can provide high quality of care, improve clinical outcomes and effectively manage healthcare costs, which are key drivers of our profitability. While the precise terms of each relationship vary, we do not employ our physician partners. Accordingly, our physician partners could demand an increased payment arrangement or take other actions, or fail to take actions, that could result in higher medical costs, lower quality of care for our members, harm to our reputation or create difficulty meeting regulatory or other requirements. Likewise, our physician partners could take actions contrary to our instructions, requests, policies or objectives or applicable law, or could have economic or business interests or goals that are or become inconsistent with our own. Further, our physician partners may not engage with our platform sufficiently to assist in improving overall quality of care and management of healthcare costs, which could produce results that are inconsistent with our estimates and financial models and negatively impact our growth.
In addition to receiving care from our physician partners, our members also receive care from an array of hospitals, specialists, ancillary, and other providers who typically contract directly with our payors. Similar to our physician partner relationships, we do not employ providers from whom our members receive care. As such, we cannot guarantee the quality and efficiency of services from such providers, over which we have no control. Members who receive poor quality healthcare from such providers may be dissatisfied with our physician partners, which would have a negative impact on member satisfaction and retention. Any of these consequences could adversely impact our business, financial condition and results of operations.
We could also experience significant losses if the expenses incurred to deliver healthcare services to our attributed members exceed revenues we receive from payors in respect of our attributed members. Under a capitation contract, a payor typically prospectively pays periodic capitation payments representing a prospective budget from which our physician partnerships manage healthcare expenses on behalf of the population enrolled with that physician partnership. To manage total medical services expense, we rely on our physician partners’ ability to improve clinical outcomes, implement clinical initiatives to provide a better healthcare experience for our members and accurately and sufficiently document the risk profile of our members. While our contracts vary, generally, if the cost of medical care provided exceeds the corresponding capitation revenue we receive we may realize operating deficits, which are typically not capped, and could lead to substantial losses or otherwise impair our profitability.
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
We depend on physician partners to accurately, timely and sufficiently document their services, and their failure to do so could result in nonpayment for services rendered or allegations of fraud. If any diagnosis information or encounter data are inaccurate or incorrect, claims or encounter data submissions to payors may not be compliant, resulting in potential overpayments, possible recoupments and possible liability under the federal FCA or through RADV audits.
Our revenue will be negatively impacted if our physician partners or our network providers, including hospitals and specialist physicians, fail to accurately, timely and sufficiently document their services or if our internal compliance and monitoring programs fail to ensure that documentation is complete, timely and accurate. We rely upon physician partners to accurately, timely and sufficiently complete medical record documentation and assign appropriate reimbursement codes for their services. We also rely on our internal compliance and monitoring systems to ensure that documentation is complete, timely and accurate. However, we do not employ or control our physician partners, and accordingly any adverse effects on us regarding their noncompliance with documentation requirements are uncertain and unpredictable. Reimbursement is conditioned upon, in part, physician partners providing the correct procedure and diagnosis codes and properly documenting the services themselves, including the level of service provided and the medical necessity for the services. If our affiliated physicians have provided incorrect or incomplete documentation or selected inaccurate reimbursement codes, or if our internal compliance and monitoring procedures to ensure complete, timely and accurate submission of data are ineffective, this could result in nonpayment for services rendered or lead to allegations of billing fraud. See “Business—Healthcare and Other Applicable Regulatory Matters—Health Care Fraud Statute.”

In addition, CMS and the HHS Office of Inspector General perform audits of selected MA contracts related to risk adjustment diagnosis data. In these Risk-Adjustment Data Validation Audits (“RADV audits”), the government reviews medical records to determine whether physician medical record documentation and coding practices are compliant, which can result in the recovery of payments and other monetary penalties from managed care organizations if errors are identified and influence the calculation of premium payments by CMS to MA plans. Disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation and make it more difficult to attract members, physician partners and payors. Additionally, exception rates of existing documentation identified through a RADV audit may be extrapolated to an overall population of members attributed to a payor, which may result in a reduction of our revenues.
The DOJ has brought a number of investigations and actions under the federal FCA against both physicians and payors, including MA plans, for alleged falsification of diagnosis codes under the risk-adjustment methodology. The Medicare Risk Adjustment Factor (“RAF”) scores attributable to members determine, in part, the revenue to which health plans and, in turn, we are entitled for the provision of medical care to such members. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes submitted to health plans. Each health plan generally relies on us and our physician partners to maintain accurate medical records and appropriately document clinical diagnoses associated with medical services provided to members. If our physician partners have provided incorrect or incomplete documentation or selected inaccurate reimbursement codes, or if our internal compliance and monitoring systems fail to ensure that documentation is complete and accurate, we could be subject to potential civil and criminal penalties, including exclusion from government healthcare programs, such as Medicare, that constitute a substantial percentage of our total revenues. Furthermore, in some proceedings involving MA plans, there have been allegations that certain financial arrangements with providers violate other fraud and abuse laws, such as the federal Anti-Kickback Statute. While we believe that our data recordation practices and relationships with providers comply with applicable laws and regulations, such arrangements may be subject to audits, reviews and investigation, and the government may disagree with our position. Furthermore, an audit, review or investigation may result in substantial costs and may divert management’s attention and resources.
A health plan may seek repayment from us should CMS make any payment adjustments as a result of its audits or hold us liable for any penalties owed to CMS for inaccurate or unsupportable RAF scores provided by us or our affiliated physicians. We could, further, be liable for substantial penalties to the government under the FCA for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim.
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
Our ability to aggregate and evaluate member, physician partner, payor and other relevant data to facilitate our operations, including to process and adjudicate claims payments, provide data analytics and store data, depends on the development and maintenance by third parties of the internet infrastructure we use to operate our business. We rely on internal systems as well as third-party bandwidth and telecommunications equipment providers and other service providers to maintain and operate our internet-based services. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity and security. Our services are designed to operate without interruption. However, we may experience future interruptions and delays in services and availability from time to time. In the event of an interruption or a catastrophic event with respect to one or more of the systems we use, we may experience an extended period of system unavailability, which could negatively impact our relationship with members, physician partners and payors. To operate without interruption, both we and our service providers must guard against:
•damage from fire, power loss, natural disasters and other events outside our control;
•communications failures;
•software and hardware errors, failures and crashes;
•data security breaches, ransomware attacks, computer viruses, hacking, denial-of-service attacks and similar disruptions; and
•other potential interruptions.
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
Substantially all of our total revenues relate to federal government healthcare coverage programs. The MA program accounted for substantially all of our revenues for our immediately preceding fiscal years. While the ACO’s are not consolidated, they still have an impact on our profitability.
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
The financial aspects of the ACO REACH Model are set forth in an agreement between the ACO and CMS. CMS has the right to amend the agreement without the consent of the ACO for good cause or as necessary to comply with applicable federal or state law, regulatory requirements, accreditation standards or licensing guidelines or rules. We cannot predict whether CMS will amend such agreements and, if CMS amends such agreements, the impact such amendments may have on the financial aspects of our participation in the model, including, but not limited to, risk adjustment models used to set benchmarks, the rate book, capitation payment mechanisms and the calculation of shared savings and losses. Furthermore, changes to Medicare (including the ACO REACH Model) or MA, such as if CMS were to scale back models or cut MA payments, could have a significant adverse impact on our membership levels, revenue and financial results. Changes in individual plan dynamics, such as changes in benefits provided by the payors, premiums charged by the payors or our payors’ STAR ratings, could also adversely impact us.
Uncertain or adverse economic and macroeconomic conditions, including a downturn or decrease in government expenditures, could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
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
In addition, the current macroeconomic environment is characterized by high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility and volatility in global capital markets. Such adverse macroeconomic conditions may also affect our physician partners’ or payors’ operations and financial condition, which may in turn cause our physician partners or payors to elect not to renew their services agreements or affect their ability to pay amounts owed to us in a timely manner or at all, or adversely affect prospective partners’ or payors’ ability or willingness to enter into services agreements with us.
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
We compete against other providers of value-based care, in addition to numerous local provider networks, hospitals and health systems. Moreover, large, well-financed payors have in some cases developed their own managed services tools and may provide these services to their physicians and patients at discounted prices, or may seek to expand their relationships with additional competing physicians or physician networks, including in geographic areas we serve. This may result in a more competitive environment and increased challenges to grow at the rates we have projected. We expect that competition will continue to increase as a result of consolidation in the healthcare industry and increased demand for a Total Care Model.
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
We contract with payors that participate in government healthcare programs and, as a result, are required to satisfy certain conditions, performance standards and benchmarks which we may not be able to control. For example, as part of the ACA, the level of reimbursement each MA plan receives from CMS is dependent, in part, upon the quality rating of the plan. Such ratings impact the percentage of any cost savings rebate and any bonuses earned by such health plan. The CMS STAR rating system considers various measures, including, among others, quality of care, preventive services, chronic illness management and customer satisfaction. Agreements with certain of our payors may condition amounts paid to us based upon improvements to contracted payors’ STAR ratings. Further, on April 12, 2023 CMS published a Final Rule (the “2023 Final Rule”) that sets forth several provisions that would, among other things, impact the STAR ratings program, including: (i) developing a health equity index to reward contracts that obtain a high measure-level score for the subset of enrollees with specified social risk factors, (ii) reducing the weight of patient experience/complaints and access measures, and (iii) removing select measures. If we are not eligible for quality bonuses or if we contract with payors who experience a reduction in their STAR ratings, we may experience a negative impact on our revenues, which could materially and adversely affect the marketability of our platform, partnership and network model to physicians, our membership levels and our business, financial condition, cash flows, and results of operations. Further, our payors’ STAR ratings are based on the services they provide to their overall contracted attributed membership in a defined geography. As a result, even if we effectively engage and manage our membership, changes in such payors’ STAR ratings are outside our control. Furthermore, CMS has terminated MA plans that have had a low-quality rating for three consecutive years. Low-quality ratings can potentially lead to the termination of certain plans with which we contract, or a shifting of beneficiaries to alternative plans with higher STAR ratings, which could in turn have a material adverse effect on our business, financial condition, cash flows, and results of operations.
Government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both institutional and professional services.
The healthcare industry in the U.S. is undergoing significant structural change and is rapidly evolving. Such changes could ultimately result in substantial changes in Medicare coverage and reimbursement, as well as changes in coverage or amounts paid by private payors, which could have an adverse impact on our revenues from those sources. The frequent enactment of, changes to or interpretations of laws and regulations relating to healthcare could, among other things: force us to restructure our relationships with payors and physician partners within our network; require us to implement additional or different programs and systems; restrict revenue and member growth; increase our medical and administrative costs; impose additional capital and surplus requirements; increase or change our liability to members in the event of malpractice by our physician partners and potentially increase, or add new, criminal, civil and administrative penalties that could be imposed on us in the event our operations were found to be non-compliant with new or existing laws and regulations. In addition, changes in political party or administrations at the state or federal level may change the attitude towards healthcare programs and result in changes to the existing legislative or regulatory environment.
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
Regulatory proposals directed at containing or lowering the cost of healthcare, including the ACO REACH Model, and our participation, voluntary or otherwise, in such proposed models, could impact our business, financial condition, cash flows and operations.
The CMS Innovation Center continues to test an array of alternative payment models that could impact our business, financial condition, cash flows and operations. For example, the CMS Innovation Center has created the ACO REACH Model to allow a variety of different organizations called ACOs to negotiate directly with the government to manage traditional Medicare beneficiaries and share in the savings and losses generated from managing such beneficiaries. We, in conjunction with some of our physician partners, began participating in the ACO REACH Model in certain geographies in 2023. The ACO REACH Model’s economic structure, including risk adjustment methodologies, quality reporting and model timelines, has been built upon CMS’ experience with other programs, including MA and the Medicare Shared Savings Program, but also has new elements, such as a risk adjustment model developed specifically for use in the ACO REACH Model. Likewise, the ACO REACH Model rate book is based on the same methodology used for the MA rate book but has been modified in light of the characteristics of the ACO REACH Model. Because the ACO REACH Model is a new and evolving program, we are unable to determine how the ACO REACH Model, or other alternative payment models promulgated by the CMS Innovation Center, will affect Medicare reimbursement and capitation benchmarks. For example, if the CMS Innovation Center fails to ensure the long-term predictability of revenue under the ACO REACH Model, such reimbursement instability could adversely impact our business, financial condition, cash flows and operations. Additionally, if the CMS Innovation Center fails to streamline incentive program requirements for physicians across payment models, such conflicting requirements may impose additional compliance burdens on our affiliated physician partners’ practices, which may have a material adverse effect on process, quality and efficiency.
We are unable to predict how states will regulate ACOs and our participation in the ACO REACH Model. For example, certain states in which we operate may require ACOs to obtain specific licensure to participate in the ACO REACH Model and assume risk directly from CMS, which may require us to maintain certain levels of tangible net equity, meet working capital requirements, or expend significant resources on operational development. Alternatively, CMS may choose to limit additional new ACO entrants in future years to those who attend to underserved communities or are controlled by provider entities.
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
Responding to audit and investigative activities can be costly and disruptive to our business, even when the allegations are without merit. If we are subject to an audit or investigation, a finding could be made that we have violated relevant state or federal legal standards in our operations or in how we have structured our arrangements and relationships or that we or our affiliates have erroneously billed or were incorrectly reimbursed. At the conclusion of such audits or investigations, we may be required to repay such agencies or payors, and may be subjected to pre-payment reviews, which can be time-consuming and result in non-payment or delayed payments for the services we or our affiliates provide. We may also be subject to financial sanctions, exclusion, or may be required to modify our operations.
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
Our payors are subject to audit by government health plans, including, but not limited to, CMS, in connection with the MA program. CMS and the HHS Office of Inspector General perform RADV audits, which can result in the recovery of payments from managed care organizations if errors are identified and influence the calculation of premium payments by CMS to MA plans. In addition, certain of our payor contracts incorporate language that enables payors to recoup funding from us in the event that CMS requires payment under a RADV audit. As a result of such audits and contracts, our payors may demand recoupments or adjustments from us, bring recovery proceedings against us, require us to submit and implement corrective action plans, or terminate agreements with our physician partners. The results of RADV audits could also adversely impact the compensation we receive from payors, which could have a material adverse effect on our revenue. Disclosure of any adverse audit results could also negatively affect our reputation and make it more difficult to attract members, physician partners and payors.
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
Negative publicity regarding the managed healthcare industry generally, or the MA program in particular, may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect our results of operations or business by:
•requiring us to change our platform and services;
•increasing the regulatory, including compliance, burdens under which we operate, which, in turn, may negatively impact the manner in which we provide services and increase our costs;
•adversely affecting our ability to market our services through the imposition of further regulatory restrictions regarding the manner in which plans market to MA enrollees; or
•adversely affecting our ability to attract and retain physician partners and have patients attributed to those physician partners.

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
Our operations are subject to extensive federal, state and local government laws and regulations, such as:
•Federal and state laws, and related regulations, including the fraud and abuse laws such as the FCA and Health Care Fraud Statute, which impose civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment, or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits, and impose civil monetary penalties on entities that fail to disclose and repay known overpayments;
•Federal and state anti-kickback laws, and related regulations, which generally prohibit arrangements intended to induce or reward referrals for items or services reimbursable by a healthcare program;
•Federal and state physician self-referral prohibition statutes, and related regulations, which generally prohibit physicians from referring a patient to an entity providing certain DHS if the physician (or his/her immediate family member) has a financial relationship with that entity;
•Provisions of, and regulations enacted pursuant to, HIPAA, as amended, HITECH, and the American Recovery and Reinvestment Act of 2009, as well as similar or more stringent state laws, regarding the collection, use and disclosure of health information;
•Provisions of, and regulations enacted pursuant to, the 21st Century Cures Act, regarding interoperability and prohibitions against information blocking;
•Federal laws and regulations that require providers to enroll in the Medicare program before submitting any claims for services, to promptly report certain changes in operations to the agencies that administer these programs, and to re-enroll in these programs when changes in direct or indirect ownership occur or in response to revalidation requests from Medicare;
•Federal and state laws that govern managed care organizations, such as our payors, and downstream contracted entities, such as our RBEs, including laws governing timely payment of claims, quality assurance, utilization review, credentialing, financial solvency, downstream transfers of risk and payor-provider contractual relationships;
•State laws that govern the activities of third-party administrators and utilization review agents;
•Laws relating to competition and anticorruption; and
•State laws that prohibit general business entities from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians.
These and other healthcare laws and regulations that may affect us are further described in “Business—Healthcare and Other Applicable Regulatory Matters” in Item 1.
The laws and regulations applicable to our business are complex, changing and often subject to varying interpretations. As a result, we may not be able to adhere to all applicable laws and regulations. Any violation or alleged violation of any of these laws or regulations by us or our affiliates, or our physician partners or payors, could have a material adverse effect on our business, financial condition, cash flows, and results of operations. We may in the future be a party to various and material lawsuits, demands, claims, qui tam suits, government investigations and audits or government enforcement actions, of which any could result in, among other things, substantial financial penalties or awards against us, reputational harm, termination of relationships or contracts related to our business, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare and other healthcare programs and possible criminal penalties.
If we are found in violation of applicable laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:
•suspension or termination of our participation in federal or state health care programs;
•criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal FCA, Healthcare Fraud Statutes, CMPL, Anti-Kickback Statute and Stark Law;
•enforcement actions by governmental agencies or claims for monetary damages by patients under federal or state patient privacy laws, including HIPAA;
•enforcement actions by governmental agencies or monetary penalties for violations of the 21st Century Cures Act;
•repayment of amounts received in violation of law or applicable payment program requirements, and related monetary penalties;
•mandated changes to our practices or procedures that materially increase operating expenses;
•imposition of corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices;
•termination of various relationships or contracts related to our business; and
•harm to our reputation which could negatively affect our business relationships, decrease our ability to attract or retain patients and physicians, decrease access to new business opportunities and impact our ability to obtain financing, among other things.
Responding to lawsuits and other proceedings as well as defending ourselves in such matters may require management’s attention and cause us to incur significant legal expense. It is also possible that criminal proceedings may be initiated against us or individuals in our business in connection with investigations by the federal government.
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
The laws and regulations are complex and the interpretations of those laws continue to expand and evolve. We may not be successful in structuring our arrangements in compliance with them. Should government regulatory or enforcement authorities find any arrangement to be out of compliance with such laws or regulations, then criminal, civil and administrative penalties could be imposed on us or on our physician partners and affiliated entities.
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
Medicare product marketing and sales activities are regulated by CMS and the states in which we operate. Medicare Managed Care marketing requirements are outlined in the Medicare Marketing Guidelines, a sub-regulatory guidance document updated annually. CMS has oversight over all MA marketing materials and outreach activities. To maintain appropriate beneficiary safeguards while not impeding the physician-patient relationship, the Medicare Marketing Guidelines set forth acceptable activities in the healthcare setting. For example, payors may not allow contracted physicians to accept/collect scope of appointment forms but may allow contracted physicians to make available communication materials regarding MA plans in areas where care is being delivered. Notably, the 2023 Final Rule includes, among other things, significant new MA marketing requirements and modifications. The 2023 Final Rule provisions are a response to increased congressional and press attention to MA marketing practices, including a 2022 U.S. Senate Finance Committee report that detailed deceptive marketing practices by MA plans; the report urged CMS to take action to protect Medicare beneficiaries. The 2023 Final Rule includes distinct changes to the marketing regulations as well as broad-ranging provisions that address potentially misleading advertising and require heightened broker oversight. In addition, through our participation in the CMS ACO REACH Model, we (either as an ACO or as a service provider to our physician partners who are participating in the model) must comply with provisions in the participation agreements with CMS regarding marketing and outreach activities. For example, ACOs must have their plans for marketing activities approved by CMS and are prohibited from engaging in some forms of marketing activities such as door-to-door solicitation. Similarly, state laws governing managed care organizations also address allowable marketing and enrollee communication practices.

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
Our physician partners are subject to various federal and state laws pertaining to healthcare fraud and abuse, including, among others, the federal Anti-Kickback Statute, Stark Law and FCA and analogous state laws. See “Business—Healthcare and Other Applicable Regulatory Matters” in Item 1. Violations of these laws can occur under many different circumstances, including, for example, if a physician partner is engaging in prohibited financial and referral relationships with other physicians or providers; is improperly documenting and coding for services; is making prohibited internal referrals for certain services covered by the Stark Law or analogous state laws or is providing benefits to induce patients to self-refer. Depending on the circumstances, violations of these laws can be punishable by criminal and civil sanctions, including exclusion from participation in federal and state healthcare programs, as well as significant potential monetary liabilities. Should government authorities find that our physician partners have violated applicable law or regulations, our physician partners could be subject to criminal and civil penalties that could adversely affect our reputation and have a material adverse effect on our business, financial condition, cash flows, and results of operations.
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

Our use, disclosure and processing of personally identifiable information, PHI, and de-identified data is subject to HIPAA and state patient confidentiality laws, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, cause a material adverse effect on our members, revenue, and operations.
Numerous state, federal, and international laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity and other processing of PHI and, more broadly, personally identifiable information whether or not related to healthcare. These laws and regulations include HIPAA, as amended by the HITECH Act. HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with which such covered entities contract for services. Components of our business are considered “covered entities” under HIPAA and others are considered “business associates” of our healthcare partners and payors.
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
In addition to federal regulations issued under HIPAA, several states have enacted their own data privacy and security statutes or regulations that govern the use and disclosure of a person’s health information or records. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them. See “Business—Healthcare and Other Applicable Regulatory Matters—Federal and State Privacy and Security Requirements” in Item 1. These and other laws and regulations affecting data security and data privacy, including international laws and regulations relevant to our business, are often uncertain, contradictory and subject to changing interpretations, and we expect new laws, rules and regulations regarding data privacy and information security to be proposed and enacted in the future. This complex, dynamic legal landscape creates significant compliance issues and potentially exposes us to expense, adverse publicity and liability. The regulatory framework for data privacy and security issues worldwide is evolving and is likely to remain in flux for the foreseeable future, so it is unclear how regulatory changes could impact our business or the costs of compliance, though the impacts and costs seem likely to increase. The general legal trend in the data privacy and security area is toward the broader adoption of more stringent laws and toward more aggressive enforcement.
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
We incur substantial costs related to ordinary-course compliance with HIPAA and the HITECH Act. Such compliance could also require us to change our practices in a manner adverse to our business. Failure to comply with any applicable standards regarding patient privacy, or data privacy and data security more generally, may subject us to penalties, including significant civil monetary penalties and, in some circumstances, criminal penalties. In addition, any such failures may injure our reputation and adversely affect our ability to retain customers and attract new customers. Even an unsuccessful challenge by regulatory authorities could result in adverse publicity and could require a costly response. Additionally, on December 1, 2022, HHS OCR issued guidance on the use of tracking technologies on websites and mobile applications, indicating that certain information collected from websites and applications may implicate HIPAA. Although HIPAA does not itself provide a private right of action, it is commonly cited in consumer actions that allege improper use and disclosure of sensitive patient data: use of tracking technologies, such as cookies, web beacons, and pixels, by covered entities or their business associates has recently been subject to class action lawsuits alleging improper disclosure of patient information. Any of the foregoing consequences could have a material adverse impact on our business, financial condition, cash flows, and results of operations. Certain failures or non-compliance by our physician partners under these laws could result in their being required as covered entities to report to governmental authorities and patients, implement expensive corrections and pay civil penalties. For example, we note that in 2019, the Office of Civil Rights announced the creation of its Right of Access Initiative, intended to support individuals’ right of timely access to their health records. Since the creation of the Right of Access Initiative, there has been substantial enforcement activity related to covered entities’ alleged failures to provide individuals with timely access to their health records. To the extent the physician partners’ non-compliance with HIPAA rules and regulations impacts members who are attributed to our RBEs (e.g., through the loss of PHI or failure to provide timely access to health records), or otherwise implicates our data processing or billing operations, we could suffer reputational harm or a material adverse effect on our business, financial condition, cash flows, and results of operations.
Failure to obtain or maintain an insurance license, a certificate of authority or an equivalent authorization allowing our participation in downstream risk-sharing arrangements with payors could subject us to significant penalties and adversely impact our operations.
Regulation of downstream risk-sharing arrangements, including, but not limited to, global risk and other value-based arrangements, varies significantly from state to state. See “Business—Healthcare and Other Applicable Regulatory Matters—Federal and State Insurance and Managed Care Laws” in Item 1. We therefore expect uncertainty regarding whether our operations fall within the scope of certain laws or regulations.
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
It is possible that a state regulatory agency or a court could determine that under applicable rules governing the corporate practice of medicine, we are violating the corporate practice of medicine doctrine or that our arrangements constitute unlawful fee splitting. As a result, our arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from such arrangements. We could be subject to civil or other legal consequences, and our agreements and the accompanying governance structures and arrangements could be found legally unenforceable (in whole or in part). Such a determination could force a restructuring of the arrangements with our RBEs and physician partners. Such a restructuring may not be feasible or acceptable to our partners and may not be accomplished within a reasonable time frame or on reasonable terms, any of which could have a material adverse effect on our business, financial condition, cash flows, and results of operations. We have been the subject of regulatory inquiries regarding our compliance with the corporate practice of medicine doctrine, and we cannot guarantee that we will not be subject to such inquiries in the future.
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
We may face lawsuits not covered by insurance and related expenses may be material. The costs to defend and pay any judgment or settlement could negatively impact our business, financial condition, cash flows, and results of operations.
We are exposed to, and may become involved in, various litigation matters arising out of our business, including from time to time, actual or threatened lawsuits. Lawsuits for tort liabilities associated with managed care activities that we conduct in our managed care business are common in the healthcare industry. Common liability exposures we face include performance of utilization review, performance of credentialing and peer review, provider network contracting determinations, and vicarious liability for the conduct of affiliated providers. Liability exposures in the managed care industry in which we operate vary greatly by state. The status of tort reform, availability of non-economic damages or the presence or absence of other statutes, such as elder abuse or vulnerable adult statutes, influence the incidence and severity of managed care litigation. We may also be subject to other types of lawsuits, inquiries, audits, investigations or other proceedings, such as those initiated by our competitors, stockholders, employees, service providers, contractors or by government agencies, including when we terminate relationships with them, which could involve large claims and significant defense costs. Furthermore, lawsuits for tort liabilities arising out of business activities, including the acquisition of other businesses, also are common. Common liability exposures we face include interference with contract, interference with prospective economic advantage, violation of the Voidable Transactions Act, successor liability, and antitrust and unfair competition.
The results of any such lawsuits, inquiries, audits, investigations or other proceedings cannot be predicted, and determining reserves for pending litigation or other matters requires significant judgment. Further, the defense of litigation, including fees of legal counsel, expert witnesses and related costs, is expensive and difficult to forecast accurately. Such costs may be unrecoverable even if we ultimately prevail in litigation and could consume a significant portion of our limited capital resources. To defend lawsuits or participate in other proceedings, it may also be necessary for us to divert executives and other employees from our normal business functions to gather evidence, give testimony and otherwise support litigation efforts. If any such proceeding is not resolved in our favor, we could face material judgments or awards against us. An unfavorable resolution of one or more of the proceedings in which we are involved now or in the future could have a material adverse effect on our business, financial condition, cash flows, and results of operations. We may also in the future find it necessary to file lawsuits to recover damages or protect our interests. The cost of such litigation could also be significant and unrecoverable, which could also deter us from aggressively pursuing even legitimate claims.

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
Changes in tax laws and regulations, or changes in related judgments or assumptions could materially impact our financial condition and results of operation.
We are subject to federal and state taxes in the U.S. and other countries in which we conduct business, and such laws and rates vary by jurisdiction. Although we believe our tax practices and provisions are reasonable, the final determination of tax audits and any related litigation, changes in the taxation of our activities and proposed changes in tax laws and regulations could cause the ultimate settlement of our tax liabilities to be materially different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, there could be a material effect on our tax provision, net income or cash flows in the period or periods for which that determination is made, which could materially impact our financial results. Further, any changes in the taxation of our activities, including certain proposed changes in U.S. tax laws, may increase our effective tax rate and adversely affect our financial position and results of operations. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability, including penalties and interest for a particular year for extended periods of time.

Risks Related to Our Indebtedness
Despite our indebtedness levels, we and our subsidiaries may incur substantially more indebtedness, which could increase the risks created by our indebtedness.
We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of our Credit Facility do not fully prohibit our subsidiaries from incurring additional debt. If our subsidiaries are in compliance with certain coverage ratios set forth in the agreements governing the Credit Facility, they may be able to incur substantial additional indebtedness, which could increase the risks created by our current indebtedness. In addition, subject to certain conditions and without the consent of the then-existing lenders, the loans under the Credit Facility may be expanded (or new term loan facilities, revolving credit facilities or letter of credit facilities added) by up to $50.0 million plus an additional amount equal to the aggregate amount of certain prepayments, repayments and redemptions of term loans and/or permanent reduction in the revolving credit facilities.
The agreements and instruments governing our indebtedness contain restrictions and limitations that could significantly impact our ability to operate our business.
Our Credit Facility contains covenants that, among other things, restrict the ability of our subsidiary agilon health management, inc. (“agilon management”) and its subsidiaries to:
•incur additional indebtedness and create liens;
•pay dividends and make other distributions or to purchase, redeem or retire capital stock;
•purchase, redeem or retire certain junior indebtedness;
•make loans and investments;
•enter into agreements that limit agilon management’s or its subsidiaries’ ability to pledge assets or to make distributions or loans to us or transfer assets to us;
•sell assets;
•enter into certain types of transactions with affiliates;
•consolidate, merge or sell substantially all assets;
•make voluntary payments or modifications of junior indebtedness; and

•enter into lines of business.
agilon management and its subsidiaries account for substantially all of our assets and total liabilities. Consequently, the restrictions in the Credit Facility may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We may be unable to refinance our indebtedness, at maturity or otherwise, on terms acceptable to us or at all.
The ability of agilon management to comply with the covenants and restrictions contained in the Credit Facility may be affected by economic, financial and industry conditions outside our control including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the Credit Facility, could proceed against the collateral securing the indebtedness. This could materially and adversely affect our business, financial condition, cash flows, and results of operations, and could cause us to become bankrupt or insolvent.

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
For example, we are currently contractually required, and may in the future be required by state laws or regulations, to maintain specific prescribed minimum amounts of capital in certain subsidiaries. When we enter into a new payor contract, we are typically required by the payor to contribute risk-bearing capital to the local operating subsidiary. This typically takes the form of letters of credit, surety bonds, or restricted deposits, or the payor may retain a percentage of the capitation payments due under the applicable contract. Risk-bearing capital required by payors varies by payor and geography. In addition, the agreements governing the Credit Facility significantly restrict the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to us. Furthermore, our subsidiaries are permitted under the terms of the Credit Facility to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our business, financial condition, cash flows and results of operations could be materially and adversely affected.
Under our Certificate of Incorporation, CD&R and its affiliates and, in some circumstances, each of our directors and officers who is also a director, officer, employee, member or partner of CD&R and its affiliates, have no obligation to offer us corporate opportunities.
The policies relating to corporate opportunities and transactions with CD&R set forth in our Certificate of Incorporation address potential conflicts of interest between agilon health, on the one hand, and CD&R and its officers, directors, employees, members or partners who are directors of our company, on the other hand. In accordance with those policies, CD&R may pursue corporate opportunities, including acquisition opportunities that may be complementary to our business, without offering those opportunities to us. By becoming a stockholder in agilon health, you will be deemed to have notice of and have consented to these provisions of our Certificate of Incorporation. Although these provisions are designed to resolve conflicts between us and CD&R and its affiliates fairly, conflicts may not be resolved in our favor or be resolved at all.

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
Our Certificate of Incorporation and our By-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our Certificate of Incorporation and By-laws collectively:
•authorize the issuance of “blank check” preferred stock that could be issued by the Board of Directors (the “Board of Directors”) to thwart a takeover attempt;
•provide for a classified board of directors, which divides the Board of Directors into three classes, with members of each class serving staggered three-year terms, which prevents stockholders from electing an entirely new board of directors at an annual meeting;
•limit the ability of stockholders to remove directors if CD&R ceases to beneficially own at least 40% of the outstanding shares of our common stock;
•provide that vacancies on the Board of Directors, including vacancies resulting from an enlargement of the Board of Directors, may be filled only by a majority vote of directors then in office;
•prohibit stockholders from calling special meetings of stockholders if CD&R ceases to beneficially own at least 40% of the outstanding shares of our common stock;
•prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders, if CD&R ceases to beneficially own at least 40% of the outstanding shares of our common stock;
•opt out of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years following the time the person became an interested stockholder, until CD&R ceases to beneficially own at least 5% of the outstanding shares of our common stock;
•establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders; and
•require the approval of holders of at least 66 2/3% of the outstanding shares of our common stock to amend our By-laws and certain provisions of our Certificate of Incorporation if CD&R ceases to beneficially own at least 40% of the outstanding shares of our common stock.
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
Our Certificate of Incorporation and By-laws may also make it difficult for stockholders to replace or remove our management. Furthermore, the existence of the foregoing provisions, as well as the significant amount of common stock that CD&R owns, could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.
We do not intend to pay dividends on our common stock for the foreseeable future and, consequently, your ability to achieve a return on your investment depends on appreciation in the price of our common stock.
We do not intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to use our future earnings, if any, to repay debt, to fund our growth, to develop our business, for working capital needs and for general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in shares of our common stock depends upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. Payments of dividends, if any, are at the sole discretion of the Board of Directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as the Board of Directors may deem relevant. In addition, our operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the agreements governing the Credit Facility significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us, and we may enter into other credit agreements or borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock. In addition, Delaware law imposes additional requirements that may restrict our ability to pay dividends to holders of our common stock.
Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or stockholders.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, other employees, agents or stockholders, (iii) any action or proceeding asserting a claim arising out of or pursuant to or seeking to enforce any right, obligation or remedy under the DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware (including, without limitation, any action asserting a claim arising out of or pursuant to our Certificate of Incorporation or our By-laws) or (iv) any action or proceeding asserting a claim that is governed by the internal affairs doctrine, in each case subject to such Court of Chancery of the State of Delaware having personal jurisdiction over the indispensable parties named as defendants. It is possible that a court could find that the exclusive forum provisions described above are inapplicable for a particular claim or action or that such provision is unenforceable, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. As permitted by Delaware law, our Certificate of Incorporation provides that, unless we consent in writing to the election of an alternative forum, the U.S. federal district courts will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, the Exchange Act, and the rules and regulations thereunder. To the fullest extent permitted by law, by becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our Certificate of Incorporation related to choice of forum. The choice of forum provision in our Certificate of Incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any of our directors, officers, other employees, agents or stockholders, which could discourage lawsuits with respect to such claims. Additionally, a court could determine that the exclusive forum provision is unenforceable, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of our Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, cash flows, and results of operations.
We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports and, as a result, our common stock price may be adversely affected and we may be unable to maintain compliance with NYSE listing requirements.
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
In connection with our year-end assessment of internal control over financial reporting, we identified a material weakness in our internal control over financial reporting as of December 31, 2023. For a discussion of our internal control over financial reporting and a description of the identified material weakness, see Part II, Item 9A, “Controls and Procedures.”

As further described in Item 9A “Controls and Procedures - Management’s Report on Internal Control Over Financial Reporting and Remediation of the Material Weakness in Internal Control Over Financial Reporting,” we are undertaking steps to improve our internal control over financial reporting. We expect that we will need to improve existing operational and financial systems, procedures and controls, and implement new ones, to manage our future business effectively. However, we may not be successful in making the improvements necessary to remediate the material weakness identified by management or be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies or material weaknesses in the future. Any implementation delays, or disruption in the transition to new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. If our remedial measures are insufficient to address the material weakness, or if significant deficiencies or material weaknesses in our internal control over financial reporting are discovered or occur in the future, it may adversely affect us.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 1C. Cybersecurity
Risk Management Strategy. Our cybersecurity program is focused on the following key areas:
•Governance. As discussed in more detail below under “Board Oversight of Cybersecurity Risks,” the Board’s oversight of cybersecurity risk management is supported by the Audit Committee and Compliance and Quality Committee, each of which regularly interacts with the Company’s enterprise risk management function, our Chief Technology Officer (“CTO”), Chief Information Security Officer (“CISO”), Chief Legal Officer (“CLO”), and Chief Ethics, Compliance and Risk Officer together with other members of management with responsibility for risk management and cybersecurity.
•Collaborative Approach. We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
•Technical Safeguards. We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Incident Response and Recovery Planning. We have established and maintain incident response and recovery plans that address our response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
•Third-Party Risk Management. We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•Education and Awareness. We provide regular, mandatory training for personnel regarding cybersecurity threats to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.
Cybersecurity Processes and Risks. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. We maintain processes for identifying, assessing and managing material risks from cybersecurity threats including:
•Ongoing development of our understanding of cybersecurity risk and its impact our systems, data, employees and capabilities through assessment of business context of information security, cybersecurity access management, information security governance and risk management strategy such as vulnerability assessments.
•Ongoing development and implementation of appropriate technical safeguards to ensure delivery of critical infrastructure services through access control, awareness and training, data security,

information protection policies and procedures, proactive maintenance and protective technology such as firewalls, intrusion prevention and detection systems, and anti-malware functionality.
•Ongoing development and implementation of appropriate activities to identify the potential occurrence of a cybersecurity event and actions necessary to address a detected cybersecurity event through anomaly and event detection, continuous monitoring of information security and ongoing detection processes.
•Ongoing development and implementation of appropriate activities necessary to address a potential detected cybersecurity event through incident response planning, communications, analysis and mitigation. We regularly assess and test our policies, standards, processes, and practices designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning.
•Ongoing development and implementation of appropriate activities to maintain plans for cybersecurity resilience, remediation of the effects of a potential cybersecurity event and restoration of any capabilities that could be potentially impaired due to a cybersecurity event through incident recovery planning and communications preparedness.
Our processes for identifying, assessing and managing material risks from cybersecurity threats are integrated into our overall risk management systems and processes and include cybersecurity risk assessment surveys, interviews of our personnel responsible for cybersecurity and ongoing development of cybersecurity risk mitigation plans based on program assessment.
We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits, and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to senior management and the Board, and we adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.
The risks from cybersecurity threats have not to date materially affected us or not reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Like other companies in the healthcare industry that handle protected health information and companies in all industries that rely on technology to run their operations, a material cybersecurity incident could potentially impact our results of operations and financial condition.
Cyber Governance
Board Oversight of Cybersecurity Risks. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of our overall approach to enterprise risk management. Our Board, Audit Committee, and Compliance and Quality Committee provide oversight of risks from cybersecurity threats through the following activities:
•Cybersecurity risk governance including high-level guidance and oversight for us gleaned from each Director’s extensive senior level operational management experience; and assessment of whether risks are being appropriately considered, evaluated and managed by management.
•Oversight of cybersecurity risk ownership through assessment of our requirements and resources; and identification and evaluation of cybersecurity risks impacting our business.
•Oversight of our cybersecurity risk mitigation operations through deployment of information technology, assessment of our cybersecurity risk management framework and review of our programs to meet business requirements.
•Our Board, Audit Committee, and Compliance and Quality Committee receive regular presentations and reports on cybersecurity risks from management that address a wide range of topics, including:
•recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technical trends and information security considerations arising with respect to our peers and third parties;

•integrating cybersecurity oversight into the work of the Board, Audit Committee and Compliance and Quality Committee, allocating oversight responsibilities and leveraging Director skill sets; and
•the role of the Board, Audit Committee, and Compliance and Quality Committee in potential incident response and recovery.
•Oversight of the management of vendor and third-party service provider cybersecurity risks.
•Oversight of data governance, automated intelligence and machine learning as applied to the Company’s operations.
•The Board, Audit Committee, and Compliance and Quality Committee, also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.
Management’s Role in Cybersecurity Risk Management. Our management is responsible for assessing and managing our material risks from cybersecurity threats. The CISO, CTO, and Chief Ethics, Compliance and Risk Officer work collaboratively across the company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity risk management program, multidisciplinary teams throughout the company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO and CTO monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Audit Committee and Compliance and Quality Committee when appropriate.
•Our CTO and CISO lead our management of cybersecurity risks. Our CTO and CISO have a combined over 50 years of experience in managing large company technology operations and extensive expertise in the management of cybersecurity defense.
•The CTO holds an undergraduate degree in computer science and a master’s degree in business administration and has served in various roles in information technology for over 27 years, including serving as either the Chief Technology Officer or Chief Information Officer of large companies. The CISO has served in various roles in information technology and information security for over 25 years, including serving as the Chief Information Security Officer of large companies. The CISO holds a CISSP certification and spent several years in law enforcement addressing computer crimes.
•Our technology group management uses numerous processes to become informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents.
Management regularly reviews the Company’s cybersecurity risk management program with the Board, Audit Committee and Compliance and Quality Committee.
ITEM 2. Properties
As of December 31, 2023, we leased approximately 142,000 gross square feet relating to 17 office facilities. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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
Our common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol “AGL” and began trading on April 15, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of Common Stock
As of February 24, 2024, we had 673 stockholders of record of common stock. The actual number of holders of our common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also do not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be made at the discretion of the Board of Directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that the Board of Directors may deem relevant. In addition, our ability to pay dividends to holders of our common stock is significantly limited as a practical matter by the Credit Facility insofar as we may seek to pay dividends out of funds made available to us by agilon health management inc. or its subsidiaries, because the Credit Facility restricts agilon management’s ability to pay dividends or make loans to us.
Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
Certain of our agreements with our physician partner entities provide for grants of time-vested restricted stock units and performance stock units (collectively, (“RSUs”) to the physician partner entities. On October 2, 2023, December 5, 2023, December 8, 2023, and December 15, 2023, we issued 37,627, 156,479, 98,788, and 8,743 shares of our common stock upon vesting of RSUs, respectively, to our physician partners for a total of $3,629,756. The issuances of the common stock were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act. These transactions did not involve any public offering, any underwriters, any underwriting discounts or commissions, or any general solicitation or advertising. The shares of common stock issued are subject to appropriate restrictive legends and the physician partner entities represented they would not transfer or distribute the common stock until all restrictions were cleared. All recipients had access, through their relationships with us or otherwise, to adequate information about us.
Issuer Purchases of Equity Securities
There were no repurchases of equity securities during the three months ended December 31, 2023.

Performance Graph
The graph and table below compare the cumulative total return of agilon, the S&P 500, and the S&P 500 Health Care Index from April 15, 2021 (the date our common stock began trading on the NYSE) to December 31, 2023. Total cumulative return is based on a $100 investment and assumes reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
RATE OF RETURN TREND COMPARISON
April 15, 2021–December 31, 2023
(April 15, 2021 = $100)
Performance Graph Total Stockholder Return

$200
$175
$150
$125
$100
$75
$50
$25
$0
4/15/21
6/30/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
3/31/23
6/30/23
9/30/23
12/31/23
AGL
S&P 500
S&P 500 Health Care

	4/15/21	12/31/21	12/31/22	12/31/23
agilon health, inc.	$100	$117	$70	$55
S&P 500	100	117	96	121
S&P 500 Health Care	100	120	118	120
ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information set forth in this Item 7 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:
•Overview and Key Developments
•Key Financial and Operating Metrics
•Key Components of Our Results of Operations
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Recent Accounting Pronouncements
Overview and Key Developments
Our business is transforming healthcare by empowering the PCP to be the agent for change in the communities they serve. We believe that PCPs, with their intimate patient-physician relationships, are best positioned to drive meaningful change in quality, cost, and patient experience when provided with the right infrastructure and payment model. Through our combination of the agilon platform, a long-term partnership model with existing physician groups and a growing network of like-minded physicians, we believe we are poised to revolutionize healthcare for seniors across communities throughout the United States. We believe our purpose-built model provides the necessary capabilities, capital and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. Our model operates by forming RBEs within local geographies, that enter into arrangements with payors providing for monthly payments to manage the total healthcare needs of our physician partners’ attributed patients (or, global capitation arrangements), contract with agilon to perform certain functions and enter into long-term professional service agreements with one or more anchor physician groups pursuant to which the anchor physician groups receive a base compensation rate and share in the savings from successfully improving quality of care and reducing costs.
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
2023 Results:
•Medicare Advantage members of approximately 388,400 as of December 31, 2023 increased 68% from 2022.
•ACO REACH attributed beneficiaries of approximately 89,300 as of December 31, 2023 remained flat from 2022.
•Total revenue of $4.32 billion increased 81% from 2022.
•Gross profit of $69.7 million, compared to $111.4 million in 2022.
•Medical margin of $298.7 million, compared to $291.0 million in 2022.
•Net loss of $262.8 million, compared to $106.9 million in 2022.
•Adjusted EBITDA loss of $95.0 million, compared to Adjusted EBITDA loss of $45.5 million in 2022.
Platform Membership Details
Medicare Advantage members increased 68% during 2023, which includes contributions from new geographies and growth within geographies existing prior to 2023. Total members live on the agilon platform include

388,400 Medicare Advantage members and 89,300 attributed ACO REACH beneficiaries. Average Medicare Advantage membership during 2023 was approximately 379,400.
Disposition of Hawaii Operations
On October 31, 2023, we completed the disposition of MDX Hawaii, Inc. (“MDX Hawaii”), a wholly-owned subsidiary, and its related operations. Acquired by agilon in 2016, MDX Hawaii is a provider network with fully-delegated risk contracts and management services organization capabilities, including claims processing and utilization management. Our decision to exit Hawaii and the Independent Practice Association line of business represents a strategic shift that will have a major effect on our operations and financial results. As such, our Hawaii operations are reflected in the consolidated financial statements as discontinued operations. See Note 20 to the Consolidated Financial Statements for additional information.
Key Financial and Operating Metrics
All of our key metrics exclude historical results from our Hawaii and California operations (which are included as discontinued operations in our consolidated financial statements).
We monitor the following key financial and operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business (dollars in thousands):

	As of and for the
	Year Ended December 31,
	2023	2022	2021
MA members	388,400	230,800	147,700
Medical services revenue	$4,307,350	$2,384,889	$1,518,322
Gross profit	$69,670	$111,360	$65,744
Medical margin(1)	$298,691	$291,029	$160,996
Platform support costs	$163,652	$127,458	$96,314
Net income (loss)	$(262,803)	$(106,864)	$(406,787)
Adjusted EBITDA(1)	$(95,001)	$(45,470)	$(54,742)
_____________________________________________________________________
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

The following table presents our gross profit (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Total revenues	$4,316,363	$2,388,220	$1,521,494
Medical services expense	(4,008,659)	(2,093,860)	(1,357,326)
Other medical expenses(1)	(238,034)	(183,000)	(98,424)
Gross profit	$69,670	$111,360	$65,744
_____________________________________________________________________
(1)Represents physician compensation expense related to surplus sharing and other care management expenses that help to create medical cost efficiency. Includes costs in geographies that are in implementation and are not yet generating revenue and investments to grow existing markets. For the years ended December 31, 2023, 2022, and 2021, costs incurred in implementing geographies were $33.7 million, $23.9 million and $12.0 million, respectively.
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
See “—Non-GAAP Financial Measures” below, for information regarding our use of medical margin and a reconciliation of gross profit to medical margin.
Platform Support Costs
Our platform support costs, which include regionally-based support personnel and other operating costs to support our geographies, are expected to decrease over time as a percentage of revenue as our physician partners add members and our revenue grows. Our operating expenses at the enterprise level include resources and technology to support payor contracting, clinical program development, quality, data management, finance, and legal and compliance functions.
The table below represents costs to support our live geographies and enterprise functions, which are included in general and administrative expenses (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Platform support costs	$163,652	$127,458	$96,314
% of Revenue	4%	5%	6%
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
See “—Non-GAAP Financial Measures” below, for information regarding our use of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.

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
Medical services revenue constitutes substantially all of our total revenue for the years ended December 31, 2023, 2022, and 2021.
For additional discussion related to our revenue, see “—Critical Accounting Estimates” below and Note 2 to the Consolidated Financial Statements.
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
For additional discussion related to our medical services expense, see “—Critical Accounting Estimates” below and Note 2 to the Consolidated Financial Statements.
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
Other Income (Expense), Net
Other income (expense), net includes interest income, which consists primarily of interest earned on our cash and cash equivalents, restricted cash and cash equivalents, and marketable securities, including amortization/accretion of discount/premium.
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
Total Discontinued Operations
Total discontinued operations consist of the results of our Hawaii and California operations. For certain of our divestiture transactions, we continue to be responsible for any liabilities arising from the business that were incurred prior to the closing date of such transaction, including any fines, penalties, and other sanctions, the payment of claims for medical services incurred prior to the effective date of each transaction, a liability for unrecognized tax benefits for which we are indemnified, and other contingent liabilities that we currently believe are remote. For additional discussion, see Note 20 to the Consolidated Financial Statements.

Results of Operations
The following table summarizes key components of our results of operations (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenues:
Medical services revenue	$4,307,350	$2,384,889	$1,518,322
Other operating revenue	9,013	3,331	3,172
Total revenues	4,316,363	2,388,220	1,521,494
Expenses:
Medical services expense	4,008,659	2,093,860	1,357,326
Other medical expenses	238,034	183,000	98,424
General and administrative (including noncash stock-based compensation expense of $69,326, $28,069, and $291,672, respectively)	285,760	207,789	427,502
Depreciation and amortization	16,043	8,949	10,484
Total expenses	4,548,496	2,493,598	1,893,736
Income (loss) from operations	(232,133)	(105,378)	(372,242)
Other income (expense):
Income (loss) from equity method investments	16,489	10,720	(6,766)
Other income (expense), net	27,840	13,930	2,178
Gain (loss) on lease terminations	—	(5,458)	—
Interest expense	(6,658)	(4,484)	(6,146)
Income (loss) before income taxes	(194,462)	(90,670)	(382,976)
Income tax benefit (expense)	(791)	(1,640)	(886)
Income (loss) from continuing operations	(195,253)	(92,310)	(383,862)
Discontinued operations:
Income (loss) before gain (loss) on sales and income taxes	(20,002)	(14,528)	(25,085)
Gain (loss) on sales of assets, net	(47,548)	—	473
Income tax benefit (expense)	—	(26)	1,687
Total discontinued operations	(67,550)	(14,554)	(22,925)
Net income (loss)	(262,803)	(106,864)	(406,787)
Noncontrolling interests’ share in (earnings) loss	207	311	300
Net income (loss) attributable to common shares	$(262,596)	$(106,553)	$(406,487)

The following table summarizes our results of operations as a percentage of total revenues:

	Year Ended December 31,
	2023	2022	2021
Revenues:
Medical services revenue	100%	100%	100%
Other operating revenue	—	—	—
Total revenues	100	100	100
Expenses:
Medical services expense	93	88	89
Other medical expenses	6	8	6
General and administrative (including noncash stock-based compensation expense of 2%, 1%, and 19%, respectively)	7	9	28
Depreciation and amortization	—	—	1
Total expenses	105	104	124
Income (loss) from operations	(5)	(4)	(24)
Other income (expense):
Income (loss) from equity method investments	—	—	—
Other income (expense), net	1	1	—
Gain (loss) on lease terminations	—	—	—
Interest expense	—	—	—
Income (loss) before income taxes	(5)	(4)	(25)
Income tax benefit (expense)	—	—	—
Income (loss) from continuing operations	(5)	(4)	(25)
Discontinued operations:
Income (loss) before income taxes	—	(1)	(2)
Gain (loss) on sales of assets, net	(1)	—	—
Income tax benefit (expense)	—	—	—
Total discontinued operations	(2)	(1)	(2)
Net income (loss)	(6)	(4)	(27)
Noncontrolling interests’ share in (earnings) loss	—	—	—
Net income (loss) attributable to common shares	(6)%	(4)%	(27)%
Comparison of Year Ended December 31, 2023 and 2022
Medical Services Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Medical services revenue	$4,307,350	$2,384,889	$1,922,461	81%
% of total revenues	100%	100%
Medical services revenue increased by 81%, due primarily to growth in average membership of 69% that was attributable to eight new geographies that became operational in 2023 and growth in our existing geographies. The increase in medical services revenue was also driven, to a lesser extent, by a 7% increase in PMPM capitation rates.

Medical Services Expense

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Medical services expense	$4,008,659	$2,093,860	$1,914,799	91%
% of total revenues	93%	88%
Medical services expense increased by 91% due primarily to average membership growth of 69%, which was attributable to eight new geographies that became operational in 2023 and growth in our existing geographies. The increase in medical services expense was also driven by an increase in average medical services expense per member of 14%. During 2023, we experienced an increase in medical claims expenses attributable to higher-than-expected utilization. The increase in medical service utilization trends became visible during the fourth quarter as a result of additional updated information provided by our payors.
Other Medical Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Other medical expenses	$238,034	$183,000	$55,034	30%
% of total revenues	6%	8%
Other medical expenses increased by $55.0 million, or 30%, for the year ended December 31, 2023 compared to 2022. Partner physician compensation expense remained relatively flat at $94.5 million in 2023 compared to $94.6 million in 2022 as a result of six new geographies that became operational in 2023 and growth in our existing geographies, partially offset by higher medical claims expense. Other provider costs increased by $55.1 million to $143.5 million in 2023 compared to $88.4 million in 2022, as the number of geographies and members on our platform increased in 2023. Other provider costs in 2023 include $33.7 million related to geographies that became operational in January 2024, while other provider costs in 2022 include $23.9 million of costs related to geographies that became operational in 2023.
General and Administrative

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
General and administrative	$285,760	$207,789	$77,971	38%
% of total revenues	7%	9%
General and administrative expenses increased $78.0 million, or 38%, for the year ended December 31, 2023 compared to 2022. Operating costs to support our live geographies and enterprise functions (platform support costs) increased by $36.2 million to $163.7 million in 2023 compared to $147.5 million in 2022 due primarily to growth in operating costs incurred to support geographies that became operational in 2023. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased to 5% for the year ended December 31, 2023 compared to 7% for the same period in 2022. Investments to support geography entry increased to $43.9 million in 2023, compared to $20.6 million in 2022 due to increased costs associated with our geographies that become operational in the following calendar year.
Income (loss) from equity method investments

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Income (loss) from equity method investments	$16,489	$10,720	$5,769	54%
% of total revenues	—%	—%

Income (loss) from equity method investments increased $5.8 million, or 54%, for the year ended December 31, 2023 compared to 2022 primarily from our ACO REACH equity investments as a result of stronger performance driven primarily by increased medical margin during 2023 compared to 2022. The increase in income from equity method investments were partially offset by $15.2 million of additional expenses related to certain physician partners that elected to reduce their compensation percentage in current and future years in exchange for agilon common stock.
Other income (expense), net

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Other income (expense), net	$27,840	$13,930	$13,910	100%
% of total revenues	1%	1%
Other income (expense), net generated income of $27.8 million for the year ended December 31, 2023 compared to $13.9 million in 2022 primarily from interest income as a result of our marketable securities investments, with investing activities beginning at the end of the first quarter of 2022.
Total Discontinued Operations

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Total discontinued operations	$(67,550)	$(14,554)	$(52,996)	(364)%
% of total revenues	(2%)	(1%)
Discontinued operations generated losses of $67.6 million for the year ended December 31, 2023 compared to $14.6 million for the year ended December 31, 2022. In 2023, we completed the disposition of our Hawaii operations and recognized a loss on sale of assets of $47.5 million. For additional discussion related to discontinued operations, see Note 20 to the Consolidated Financial Statements.
Comparison of Year Ended December 31, 2022 and 2021
Medical Services Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Medical services revenue	$2,384,889	$1,518,322	$866,567	57%
% of total revenues	100%	100%
Medical services revenue increased by 57%, due primarily to growth in average membership of 45% that was attributable to six new geographies that became operational in 2022 and growth in our existing geographies. Average medical services revenue per member remained relatively flat compared to prior year.
Medical Services Expense

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Medical services expense	$2,093,860	$1,357,326	$736,534	54%
% of total revenues	88%	89%
Medical services expense increased by 54% due primarily to average membership growth of 45%, which was attributable to six new geographies that became operational in 2022 and growth in our existing geographies. The increase in medical services expense was also driven, to a lesser extent, by a 2% increase in PMPM capitation rates.

Other Medical Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Other medical expenses	$183,000	$98,424	$84,576	86%
% of total revenues	8%	6%
Other medical expenses increased by $84.6 million, or 86%, for the year ended December 31, 2022 compared to 2021. Partner physician compensation expense increased by $42.8 million to $94.6 million in 2022 compared to $51.8 million in 2021 as a result of six new geographies that became operational in 2022 and growth in our existing geographies. Other provider costs increased by $41.8 million to $88.4 million in 2022 compared to $46.6 million in 2021, as the number of geographies and members on our platform increased in 2022. Other provider costs in 2022 include $23.9 million related to geographies that became operational in January 2023, while other provider costs in 2021 include $12.0 million of costs related to geographies that became operational in 2022.
General and Administrative

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
General and administrative	$207,789	$427,502	$(219,713)	(51%)
% of total revenues	9%	28%
General and administrative expenses decreased $219.7 million, or 51%, for the year ended December 31, 2022 compared to 2021. Substantially all of the year-over-year decrease in general and administrative expenses is attributable to a $264.0 million decrease in non-cash stock-based compensation expense, which was largely related to shares issued under partner physician group equity agreements in connection with our initial public offering ("IPO") in April 2021 and the satisfaction of a performance condition associated with certain stock options in the third quarter of 2021.
Operating costs to support our live geographies and enterprise functions (platform support costs) increased by $31.1 million to $127.5 million in 2022 compared to $96.3 million in 2021 due primarily to growth in operating costs incurred to support geographies that became operational in 2022. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased to 5% for the year ended December 31, 2022 compared to 6% for the same period in 2021. Investments to support geography entry increased to $43.9 million in 2022, compared to $20.6 million in 2021 due to increased costs associated with our geographies that become operational in the following calendar year.
Income (loss) from equity method investments

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Income (loss) from equity method investments	$10,720	$(6,766)	$17,486	258%
% of total revenues	—%	—%
Income (loss) from equity method investments increased $17.5 million, or 258%, for the year ended 2022 compared to 2021 primarily from our new ACO REACH equity investments in 2022 and a full year of operations from our existing ACO REACH investments, which became operational in April 2021.

Other income (expense), net

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Other income (expense), net	$13,930	$2,178	$11,752	540%
% of total revenues	1%	—%
Other income (expense), net generated income of $13.9 million for the year ended December 31, 2022 compared to $2.2 million in 2021 primarily as a result of our marketable securities investments in 2022.
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
Gross profit is the most directly comparable U.S. GAAP measure to medical margin. Net income (loss) is the most directly comparable U.S. GAAP measure to Adjusted EBITDA.
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
•Adjusted EBITDA does not reflect interest expense, or the requirements necessary to service interest or principal payments on debt;
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
The following table sets forth a reconciliation of gross profit to medical margin using data derived from our consolidated financial statements for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Gross profit(1)	$69,670	$111,360	$65,744
Other operating revenue	(9,013)	(3,331)	(3,172)
Other medical expenses	238,034	183,000	98,424
Medical margin	$298,691	$291,029	$160,996
_____________________________________________________________________
(1)Gross profit is defined as total revenues less medical services expense and other medical expenses.
The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA using data derived from the consolidated financial statements for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(262,803)	$(106,864)	$(406,787)
(Income) loss from discontinued operations, net of income taxes	67,550	14,554	22,925
Interest expense	6,658	4,484	6,146
Income tax expense (benefit)	791	1,640	886
Depreciation and amortization	16,043	8,949	10,484
(Gain) loss on lease terminations	—	5,458	—
Severance and related costs(1)	188	2,470	12,360
Stock-based compensation expense	69,326	28,069	291,672
EBITDA adjustments related to equity method investments(2)	22,694	3,737	1,736
Other(3)	(15,448)	(7,967)	5,836
Adjusted EBITDA(4)	$(95,001)	$(45,470)	$(54,742)
_____________________________________________________________________
(1)For the years ended December 31, 2022 and 2021, includes taxes and related costs on stock option exercises for departed executives of $2.0 million and $5.4 million, respectively.
(2)The year ended December 31, 2023 includes $15.2 million of physician compensation expenses to reduce the physician partners’ compensation percentage in current and future years in exchange for the Company’s common stock.
(3)Includes interest income and transaction-related costs.
(4)Effective in 2023, we no longer exclude geography entry costs from our computation of Adjusted EBITDA. Adjusted EBITDA for the prior periods presented has been restated to the current period computation methodology.
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

As of December 31, 2023, we had cash and cash equivalents of $107.6 million and investments in marketable securities of $380.8 million.
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
Based on our planned operations, we believe that our existing cash and cash equivalents, as well as available borrowing capacity under the Credit Facility, will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Our ability to pay dividends to holders of our common stock is significantly limited as a practical matter by our growth plans as well as the Credit Facility insofar as we may seek to pay dividends out of funds made available to us by agilon management or its subsidiaries because the Credit Facility restrict agilon management’s ability to pay dividends or make loans to us. The borrower on the Credit Facility is agilon management, our wholly-owned subsidiary. The Credit Facility is guaranteed by certain of our subsidiaries, including those identified as variable interest entities, and contain customary covenants including, among other things, limitations on restricted payments such as: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios.
As of December 31, 2023, we had $25.1 million outstanding surety bonds related to health plan payor risk-bearing capital contributions.
Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows. The following table sets forth changes in cash flows for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$(156,199)	$(130,808)	$(148,159)
Net cash provided by (used in) investing activities	(44,019)	(444,388)	(90,506)
Net cash provided by (used in) financing activities	(193,133)	28,056	1,154,390

Net Cash Provided By (Used In) Operating Activities
Net cash used in operating activities was $156.2 million for the year ended December 31, 2023 compared to $130.8 million and $148.2 million for the years ended December 31, 2022 and 2021, respectively. The increase in net cash used in operating activities in 2023 compared to 2022 was primarily a result of increased provider costs, including partner physician incentive expenses, and the timing of settlements with payors from new and existing geographies, partially offset by the increase in gross profit contributed from new and existing geographies. The decrease in net cash used in operating activities in 2022 compared to 2021 was primarily a result of the increase in medical margin contributed from new and existing geographies, partially offset by increased provider costs, including partner physician incentive expenses and the timing of settlements with payors from new and existing geographies.
Our cash flow from operations is dependent upon the number of members on our platform, the timing of settlements with payors and the level of operating and general and administrative expenses necessary to operate and grow our business, among other factors.
Net Cash Provided By (Used In) Investing Activities
Net cash used in investing activities was $44.0 million for the year ended December 31, 2023 compared to $444.4 million and $90.5 million for the years ended and December 31, 2022 and 2021, respectively. Cash used in investing activities in 2023 was due primarily for the acquisition of our My Personal Health Record Express, Inc. acquisition for $44.4 million in 2023. The increase in net cash used in investing activities in 2022 compared to 2021 was due primarily to investments in marketable securities of $458.3 million during 2022.
Net Cash Provided By (Used In) Financing Activities
Net cash used in financing activities was $193.1 million for the year ended December 31, 2023 compared to net cash provided by financing activities of $28.1 million and $1.15 billion for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2023, we used $200.0 million to repurchase our common stock. During the year ended December 31, 2022, we received net proceeds of $33.1 million from the exercise of stock options. In February 2021, we refinanced our existing debt with a $100.0 million term loan, receiving net proceeds of $30.1 million. In April 2021, we received net proceeds of approximately $1.2 billion upon the completion of our IPO, after deducting underwriting discounts and commissions and offering costs. Upon completion of our IPO in April 2021, we repaid $50.0 million of the term loan as required under the terms of our credit facility.
Debt Obligations
On February 18, 2021, we executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021 and the Second Amendment to Credit Agreement, dated as of May 25, 2023. The Credit Facility includes: (i) a $100.0 million senior secured term loan (the “Secured Term Loan Facility”) and (ii) a $100.0 million senior secured revolving credit facility (the “Secured Revolving Facility”) with a capacity to issue standby letters of credit in certain circumstances up to a maximum of $100.0 million. Subject to specified conditions and receipt of commitments, the Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $50.0 million plus (ii) an additional amount determined in accordance with a formula tied to repayment of certain of our indebtedness. The maturity date of the Credit Facility was extended to February 18, 2026.
Effective with the Second Amendment to Credit Agreement on May 25, 2023, we transitioned to the Secured Overnight Financing Rate (“SOFR”) as a benchmark interest rate used in the credit agreement. At our option, borrowings under the credit agreement can be either: (i) SOFR Rate Loans, (ii) Daily Simple SOFR Rate Loans, or (iii) Base Rate Loans. Daily Simple SOFR Rate Loans and SOFR Rate Loans bear interest at a rate equal to the sum of 3.50% and the higher of (a) SOFR, as defined in the credit agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 2.50% and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month LIBO rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, we pay a commitment fee on the unfunded 2021 Secured Revolving Facility amount of 0.375%. We must also pay customary letter of credit fees.
The Credit Facility contains customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios.

For additional discussion on our debt obligations, see Note 11 to the Consolidated Financial Statements.
Equity
As of December 31, 2023, we had 406.4 million shares of common stock outstanding. See Note 13 to the Consolidated Financial Statements for additional information about our equity transactions.
Future Cash Requirements
The following table summarizes certain estimated future cash requirements under the Company’s various contractual obligations and commitments as of December 31, 2023, in total and disaggregated into current and long-term obligations (dollars in thousands):

	Total	Current	Long-Term
Term loan(1)	$38,558	$6,250	$32,308
Operating leases(2)	16,661	2,846	13,815
Capital commitments(3)	155,579	138,562	17,017
Interest(1)	7,663	4,563	3,100
Total	$218,461	$152,221	$66,240
_____________________________________________________________________
(1)See Note 11 for additional information regarding the maturities of debt principal. Interest payments on debt are calculated using outstanding balances and interest rates in effect on December 31, 2023.
(2)See Note 6 for additional information regarding the maturity of lease liabilities under operating leases.
(3)See Note 12 for additional information regarding capital commitments to physician partners to support physician partner expansion and related purposes.
The table above does not include future payments of claims to healthcare providers because certain terms of these payments are not determinable at December 31, 2023 (for example, the timing and volume of future medical services provided under capitation contracts).
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
Certain of our arrangements provided for the vesting of share-based awards to third parties at the time of an initial public offering or sale of a controlling interest (“Change of Control Event”). Such share-based instruments granted to third parties are accounted for as non-employee awards for which compensation cost is recognized upon the achievement of the underlying performance condition of a Change of Control Event. As the instruments were liability-classified, the amount of shares ultimately issued and related compensation cost were measured at the vesting date in April 2021, as a

Change of Control Event was not deemed probable until consummated. Upon our IPO, we recognized stock-based compensation cost relating to these share-based instruments of $268.5 million.
Recent Accounting Pronouncements
For the impact of new accounting standards, see Note 2 to the Consolidated Financial Statements.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We do not use derivative financial instruments in the normal course of business or for speculative or trading purposes.
Our exposures to market risk for changes in interest expense relate primarily to the Credit Facility. Indebtedness under the Credit Facility is floating rate debt and is carried at amortized cost. Therefore, fluctuations in interest rates will impact our consolidated financial statements. A rising interest rate environment will increase the amount of interest paid on this debt. A hypothetical 100 basis point change in interest rates would not have a material impact on our interest expense.
We held cash, cash equivalents, restricted cash equivalents, and marketable securities of $495.1 million and $887.8 million as of December 31, 2023 and 2022, respectively, consisting of bank deposits, certificates of deposits, money market funds, U.S. Treasury notes, and corporate debt securities. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our marketable securities. Declines in interest rates over time will reduce our investment income. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.

ITEM 8. Financial Statements and Supplementary Data
agilon health, inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-1
Consolidated Balance Sheets as of December 31, 2023 and 2022	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021	F-4
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023, 2022 and 2021	F-5
Consolidated Statements of Contingently Redeemable Common Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2023, 2022 and 2021	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021	F-7
Notes to Consolidated Financial Statements	F-8
Schedule I—Registrant’s Financial Statements	F-38

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of agilon health, inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of agilon health, inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), contingently redeemable common stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024, expressed an adverse opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of incurred but not reported claims

Description of the Matter
As of December 31, 2023, the Company’s medical claims and related payables totaled $738 million, substantially all of which related to the Company’s estimate for claims that have been incurred but have either not yet been received, processed, or paid and as such, not reported (“IBNR”). As discussed in Note 2 to the consolidated financial statements, management develops its IBNR liability estimate using actuarial methods commonly used by health insurance actuaries that include a number of factors and assumptions, including medical service utilization trends, changes in membership, observed medical cost trends, historical claims payment patterns and other factors.
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
Los Angeles, California
February 27, 2024

agilon health, inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$107,570	$465,302
Restricted cash and equivalents	6,759	10,610
Marketable securities	380,773	411,901
Receivables, net	942,461	492,364
Prepaid expenses and other current assets, net	42,513	31,572
Current assets of discontinued operations	—	39,525
Total current assets	1,480,076	1,451,274
Property and equipment, net	27,576	19,937
Intangible assets, net	63,769	18,448
Goodwill	24,133	2,513
Other assets	145,312	105,861
Non-current assets of discontinued operations	—	99,435
Total assets	$1,740,866	$1,697,468
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Medical claims and related payables	$737,724	$300,798
Accounts payable and accrued expenses	233,182	177,428
Current portion of long-term debt	6,250	5,000
Current liabilities of discontinued operations	—	51,865
Total current liabilities	977,156	535,091
Long-term debt, net of current portion	32,308	38,482
Other liabilities	70,381	82,492
Non-current liabilities of discontinued operations	—	794
Total liabilities	1,079,845	656,859
Commitments and contingencies
Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 406,387 and 412,385 shares issued and outstanding, respectively	4,064	4,124
Additional paid-in capital	1,986,899	2,106,886
Accumulated deficit	(1,326,826)	(1,064,230)
Accumulated other comprehensive income (loss)	(2,298)	(5,560)
Total agilon health, inc. stockholders' equity (deficit)	661,839	1,041,220
Noncontrolling interests	(818)	(611)
Total stockholders’ equity (deficit)	661,021	1,040,609
Total liabilities and stockholders’ equity (deficit)	$1,740,866	$1,697,468
The consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as agilon health, inc., together with its consolidated subsidiaries and variable interest entities (the “Company”), is the primary beneficiary of these VIEs. The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $1.07 billion and $703.3 million as of December 31, 2023 and 2022, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $930.6 million and $462.4 million as of December 31, 2023 and 2022, respectively. See Note 18 for additional details.
See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Medical services revenue	$4,307,350	$2,384,889	$1,518,322
Other operating revenue	9,013	3,331	3,172
Total revenues	4,316,363	2,388,220	1,521,494
Expenses:
Medical services expense	4,008,659	2,093,860	1,357,326
Other medical expenses	238,034	183,000	98,424
General and administrative (including noncash stock-based compensation expense of $69,326, $28,069, and $291,672, respectively)	285,760	207,789	427,502
Depreciation and amortization	16,043	8,949	10,484
Total expenses	4,548,496	2,493,598	1,893,736
Income (loss) from operations	(232,133)	(105,378)	(372,242)
Other income (expense):
Income (loss) from equity method investments	16,489	10,720	(6,766)
Other income (expense), net	27,840	13,930	2,178
Gain (loss) on lease terminations	—	(5,458)	—
Interest expense	(6,658)	(4,484)	(6,146)
Income (loss) before income taxes	(194,462)	(90,670)	(382,976)
Income tax benefit (expense)	(791)	(1,640)	(886)
Income (loss) from continuing operations	(195,253)	(92,310)	(383,862)
Discontinued operations:
Income (loss) before gain (loss) on sales and income taxes	(20,002)	(14,528)	(25,085)
Gain (loss) on sales of assets, net	(47,548)	—	473
Income tax benefit (expense)	—	(26)	1,687
Total discontinued operations	(67,550)	(14,554)	(22,925)
Net income (loss)	(262,803)	(106,864)	(406,787)
Noncontrolling interests’ share in (earnings) loss	207	311	300
Net income (loss) attributable to common shares	$(262,596)	$(106,553)	$(406,487)
Net income (loss) per common share, basic and diluted
Continuing operations	$(0.48)	$(0.22)	$(1.03)
Discontinued operations	$(0.16)	$(0.04)	$(0.06)
Weighted average shares outstanding, basic and diluted	408,917	408,154	372,931
See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(262,803)	$(106,864)	$(406,787)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	3,183	(5,560)	—
Foreign currency translation adjustment	79	—	—
Total comprehensive income (loss)	(259,541)	(112,424)	(406,787)
Comprehensive (income) loss attributable to noncontrolling interests	207	311	300
Total comprehensive income (loss) attributable to agilon health, inc.	$(259,334)	$(112,113)	$(406,487)
See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.
CONSOLIDATED STATEMENTS OF CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Contingently Redeemable Common Stock		Total Stockholders’ Equity (Deficit)
	Shares	Amount	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
			Shares	Amount
January 1, 2021	76,201	$309,500	249,374	$2,494	$263,966	$(551,190)	$—	$—	$(284,730)
Net income (loss)	—	—	—	—	—	(406,487)	—	(300)	(406,787)
Reclassification of contingently redeemable common stock in connection with initial public offering ("IPO")	(76,201)	(309,500)	76,201	762	308,738	—	—	—	309,500
Issuance of common stock in connection with IPO, net of offering costs	—	—	53,590	536	1,162,597	—	—	—	1,163,133
Issuance of common stock under partner physician group equity agreements upon IPO	—	—	11,672	117	268,350	—	—	—	268,467
Exercises and vesting of stock-based awards	—	—	9,258	92	17,994	—	—	—	18,086
Stock-based compensation expense	—	—	—	—	23,927	—	—	—	23,927
January 1, 2022	—	$—	400,095	$4,001	$2,045,572	$(957,677)	$—	$(300)	$1,091,596
Net income (loss)	—	—	—	—	—	(106,553)	—	(311)	(106,864)
Other comprehensive income (loss)	—	—	—	—	—	—	(5,560)	—	(5,560)
Exercise of stock options	—	—	11,923	119	33,768	—	—	—	33,887
Vesting of restricted stock units	—	—	404	4	(4)	—	—	—	—
Shares withheld related to net share settlement	—	—	(37)	—	(831)	—	—	—	(831)
Stock-based compensation expense	—	—	—	—	28,381	—	—	—	28,381
January 1, 2023	—	$—	412,385	$4,124	$2,106,886	$(1,064,230)	$(5,560)	$(611)	$1,040,609
Net income (loss)	—	—	—	—	—	(262,596)	—	(207)	(262,803)
Other comprehensive income (loss)	—	—	—	—	—	—	3,262	—	3,262
Exercise of stock options	—	—	2,786	28	13,686	—	—	—	13,714
Vesting of restricted stock units	—	—	899	9	(9)	—	—	—	—
Shares withheld related to net share settlement	—	—	(68)	(1)	(1,846)	—	—	—	(1,847)
Common stock repurchase	—	—	(9,615)	(96)	(201,313)	—	—	—	(201,409)
Stock-based compensation expense	—	—	—	—	69,495	—	—	—	69,495
December 31, 2023	—	$—	406,387	$4,064	$1,986,899	$(1,326,826)	$(2,298)	$(818)	$661,021
See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(262,803)	$(106,864)	$(406,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,161	13,772	14,670
Stock-based compensation expense	69,495	28,381	292,394
Loss on debt extinguishment	—	—	1,590
Loss (income) from equity method investments	(16,489)	(10,720)	6,766
Deferred income taxes and uncertain tax positions	—	532	(3,231)
Release of indemnification assets	—	553	1,705
(Gain) loss on sale of assets, net	47,548	—	(473)
Distributions of earnings from equity method investments	—	—	174
Other non-cash items	(4,044)	2,973	58
Changes in operating assets and liabilities:
Receivables, net	(460,365)	(204,167)	(149,041)
Prepaid expense and other current assets	(6,120)	(16,620)	(3,916)
Other assets	(397)	(205)	3,931
Medical claims and related payables	441,500	107,713	76,339
Accounts payable and accrued expenses	32,111	65,736	19,360
Other liabilities	(16,796)	(11,892)	(1,698)
Net cash provided by (used in) operating activities	(156,199)	(130,808)	(148,159)
Cash flows from investing activities:
Purchase of property and equipment	(15,830)	(15,426)	(6,564)
Purchase of intangible assets	(14,985)	(17,235)	(6,862)
Investments in loans receivable and other	(19,528)	(6,510)	(82,831)
Investments in marketable securities	(114,657)	(458,265)	—
Proceeds from maturities and sales of marketable securities and other	164,040	52,548	7,095
Net cash paid in business combination	(45,252)	—	—
Proceeds from sale of business and property, net of cash divested	2,193	500	(1,344)
Net cash provided by (used in) investing activities	(44,019)	(444,388)	(90,506)
Cash flows from financing activities:
Proceeds from initial public offering	—	—	1,170,942
Proceeds from other equity issuances, net	11,867	33,056	18,086
Common stock repurchase	(200,000)	—	—
Proceeds from the issuance of long-term debt	—	—	100,000
Repayments of long-term borrowings and other	(5,000)	(5,000)	(119,899)
Equity and debt issuance costs and other	—	—	(14,739)
Net cash provided by (used in) financing activities	(193,133)	28,056	1,154,390
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	(393,351)	(547,140)	915,725
Cash, cash equivalents and restricted cash and equivalents from continuing operations, beginning of year	475,912	1,049,373	128,201
Cash, cash equivalents and restricted cash and equivalents from discontinued operations, beginning of year	31,768	5,447	10,894
Cash, cash equivalents and restricted cash and equivalents, beginning of year	507,680	1,054,820	139,095
Cash, cash equivalents and restricted cash and equivalents from continuing operations, end of year	114,329	475,912	1,049,373
Cash, cash equivalents and restricted cash and equivalents from discontinued operations, end of year	—	31,768	5,447
Cash, cash equivalents and restricted cash and equivalents, end of year	$114,329	$507,680	$1,054,820

See accompanying Notes to Consolidated Financial Statements.
agilon health, inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business
Description of Business
agilon health, inc., together with its consolidated subsidiaries and variable interest entities (the “Company”), through its purpose-built model provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. As of December 31, 2023, the Company, through its contracted physician networks, provided care to approximately 388,400 Medicare Advantage (“MA”) members enrolled with private health plans in 11 states. agilon health, inc. was incorporated in the state of Delaware in April 2017.
The following provides information regarding the Company’s recent strategic partnerships to deliver healthcare services:
•During 2020, the Company entered into strategic partnerships to further expand its operations beginning January 1, 2021 into: (i) Buffalo, New York; (ii) Toledo, Ohio; and (iii) Hartford, Connecticut. In December 2020, the Company entered into a strategic partnership to further expand its operations beginning January 1, 2022 into Syracuse, New York.
•During 2021, the Company entered into strategic partnerships to further expand its operations beginning January 1, 2022 into: (i) Grand Rapids and Traverse City, Michigan; (ii) Pinehurst, North Carolina; and (iii) Longview and Texarkana, Texas, along with additional partnerships in the Company’s existing Ohio and Texas markets.
•On April 1, 2021, the Company, in collaboration with seven of its physician group partners, participated in the Accountable Care Organization Realizing Equity, Access, and Community Health Model (referred to as the “ACO REACH” Model).
•Beginning January 1, 2022, the Company also began operating three additional ACOs, in collaboration with five of its physician group partners.
•During 2022, the Company entered into strategic partnerships to further expand its operations beginning January 1, 2023 into: (i) Portland, Maine; (ii) St. Paul, Minnesota; (iii) Charleston, South Carolina; and (iv) Jackson, Tennessee, along with additional partnerships in the Company’s existing North Carolina, Michigan and Texas markets.
•During 2022, the Company entered into strategic partnerships to expand its operations beginning January 1, 2024 into Lexington, Kentucky, along with additional partnerships in the Company’s existing Texas and Pennsylvania markets.
•During 2023, the Company entered into strategic partnerships to expand its operations beginning January 1, 2024 into Augusta, Georgia, along with additional partnerships in the Company’s existing Michigan markets.
See Note 18 for additional discussions related to the Company’s involvement with variable interest entities.
The Company’s largest shareholder is an investment fund associated with Clayton Dubilier & Rice, LLC (“CD&R”), a private equity firm headquartered in New York, New York. All funds affiliated with CD&R are considered related parties.
Initial Public Offering
On April 19, 2021, the Company completed its IPO in which it issued and sold an aggregate 53.6 million shares of common stock at $23.00 per share. The Company received net proceeds of approximately $1.2 billion after deducting underwriting discounts and commissions and before deducting offering costs of $7.8 million.

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
In connection with the IPO, the Company’s Board of Directors approved the agilon health, inc. 2021 Omnibus Equity Incentive Plan (“Omnibus Incentive Plan”). The equity awards approved by the compensation committee for grants to employees in connection with the completion of the IPO represent 1.9 million shares of common stock issuable upon the exercise or vesting of such awards.
In connection with the completion of the IPO, the Company’s management agreement with CD&R was terminated as of April 16, 2021. The Company was not charged a fee in connection with the termination of this agreement.

NOTE 2. Summary of Significant Accounting Policies
Disposition of Hawaii Operations
On October 31, 2023, the Company completed the disposition of MDX Hawaii, Inc. (“MDX Hawaii”), a wholly-owned subsidiary, and its related operations. Acquired by agilon in 2016, MDX Hawaii is a provider network with fully-delegated risk contracts and management services organization capabilities, including claims processing and utilization management. The Company’s decision to exit Hawaii and the Independent Practice Association line of business represents a strategic shift that will have a major effect on its operations and financial results. As such, the Company’s Hawaii operations are reflected in the consolidated financial statements as discontinued operations. See Note 20 for additional information.
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
The transaction price for the Company’s capitation contracts is variable, as the PMPM fees to which the Company is entitled are subject to periodic adjustment under CMS’s risk adjustment payment methodology. CMS deploys a risk adjustment model that determines premiums paid to all payors according to each member’s health status and certain demographic factors. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from various settings. The Company and healthcare providers collect and submit the necessary and available diagnosis data to payors and such data is utilized by the Company to estimate risk adjustment payments to be received in subsequent periods. Risk adjustment-related revenues are estimated using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. PMPM fees may also be subject to adjustment for incentives or penalties based on the achievement of certain quality metrics defined in the Company’s contracts with payors. The Company recognizes incentive revenue as earned using the most likely amount methodology and only to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved.
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
Each period, the Company re-examines previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period the claims are settled. The Company’s medical claims payable balance represents management’s best estimate of its liability for unpaid medical costs as of December 31, 2023 and 2022. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The Company assesses the profitability of its managed care capitation arrangements to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized. Premium deficiency reserves as of December 31, 2023 and 2022 were immaterial.
Other Medical Expenses
Other medical expenses include: (i) partner physician compensation expense and (ii) other provider costs. Partner physician compensation expense relates to surplus sharing obligations to the Company’s physician partners. Other provider costs include payments for additional compensation to support physician-patient engagement and other care management expenses.
Amortizable Intangible Assets and Goodwill
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
Cash, Cash Equivalents, and Restricted Cash Equivalents
Cash and cash equivalents consist of cash on hand and highly liquid financial instruments with maturities of three months or less when purchased, which includes investments in short-term money market funds. The Company maintains its cash on hand in bank deposit accounts which, at times, may exceed federally insured limits. Restricted cash and equivalents primarily consist of amounts used as collateral to secure letters of credit which the Company is required to maintain pursuant to contracts with payors. Such amounts are generally maintained in certificates of deposit to satisfy these obligations and are presented as restricted cash equivalents in the consolidated balance sheets. As of December 31, 2023 and 2022, certificates of deposit totaled $6.7 million and $8.2 million, respectively.
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
Interest income, premium accretion/discount amortization, realized gains and losses on sales of securities, and any credit-related impairment, if any, are included as a component of other income (expense), net in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.
At each reporting period, the Company evaluates available-for-sale marketable securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluates the underlying credit quality and credit ratings of the issuers, and, if necessary, the expected cash flows of the financial instruments. When the Company determines that the decline in fair value of an investment is below the carrying value and this decline is credit-related, the Company reduces the carrying value of the marketable security it holds and records a loss for the amount of such decline. Non-credit related impairments are recorded through other comprehensive income. If the Company intends to sell the security, or if it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost, the entire impairment is included in earnings. As of December 31, 2023 and 2022, the Company did not record any credit-related impairments on its marketable securities. See Note 4 for additional information.

Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. If acquired through a business combination, property and equipment are recorded at fair value at the date of acquisition. Costs incurred that significantly extend the useful life of the related assets are capitalized, while repairs and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.
The following represents the estimated useful lives for property and equipment:

Years
Computer equipment and software	3 – 5
Furniture and fixtures	5 – 7
Leasehold improvements are depreciated over the shorter of the assets’ estimated useful life or term of the lease.
Leases
The Company determines whether a contract contains a lease based on whether it has the right to obtain substantially all of the economic benefits from the use of an identified asset that the Company does not own and whether it has the right to direct the use of that identified asset in exchange for consideration. The Company determines whether an arrangement constitutes a lease at inception. Under ASC 842, Leases, a practical expedient was offered to lessees to make a policy election, which the Company elected, to not separate lease and non-lease components, but rather account for the combined components as a single lease component. The Company’s operating leases consist primarily of long-term leases for office space. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants. Right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Most leases include one or more options to renew, with renewal terms that can extend the lease. The exercise of renewal options is at the sole discretion of the Company. ROU assets are recognized as the lease liability, adjusted for initial direct costs incurred and tenant lease incentives received. Lease liabilities are recognized as the present value of the future minimum lease payments at the lease commencement date. Since none of the Company’s leases provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The incremental borrowing rate is a hypothetical rate based on the Company’s understanding of what its credit rating would be to borrow and based on the resulting interest the Company would pay to borrow an amount equal to the lease payments in a similar economic environment over the lease term on a collateralized basis. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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

The Company may be required, from time to time, to measure its loans to physician partner groups in connection with taxes payable on shares distributed to them upon completion of the IPO at fair value on a nonrecurring basis. Such measurements are classified within Level 2 of the fair value hierarchy. The carrying values of the term loan and revolving credit facility are a reasonable estimate of fair value because the interest rates on such borrowings approximate market rates as of the reporting date. Such borrowings are classified within Level 2 of the fair value hierarchy. During the years ended December 31, 2023 and 2022, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
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
Recent Accounting Pronouncements
In November of 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends certain reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Additionally, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in ASU 2023-07 are required to be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2023-07 on the disclosures in its consolidated financial statements.
In December of 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures (“ASU 2023-09”), which amends certain disclosure requirements related to income taxes. The amendments in ASU 2023-09 require public business entities on an annual basis to: (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The amendments in ASU 2023-09 can be applied on a prospective basis or retrospective application. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on the disclosures in its consolidated financial statements.

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
Revenue from Medicare Advantage payors constitutes substantially all of the Company’s total revenue for the years ended December 31, 2023, 2022, and 2021.
The following table provides the Company’s revenue concentrations with respect to major payors as a percentage of the Company’s total revenues:

	Year Ended December 31,
	2023	2022	2021
Payor A	22%	21%	21%
Payor B	16%	21%	24%
Payor C	14%	*	*
Payor D	*	12%	13%
Payor F	10%	*	*
_____________________________________________________________________
*Less than 10% of total revenues.
The following table provides the Company’s concentrations of credit risk with respect to major payors as a percentage of receivables, net:

	December 31,
	2023	2022
Payor A	13%	13%
Payor B	11%	20%
Payor E	*	11%
Payor F	21%	*
_____________________________________________________________________
*Less than 10% of total receivables.

NOTE 4. Marketable Securities and Fair Value Measurements
Marketable Securities
The following table summarizes the Company’s marketable securities (in thousands):

	December 31, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Corporate debt securities	$234,821	$180	$(1,604)	$233,397	$255,613	$60	$(3,240)	$252,433
U.S. Treasury notes	138,329	261	(1,206)	137,384	151,873	—	(2,306)	149,567
Other	10,000	—	(8)	9,992	9,975	—	(74)	9,901
	$383,150	$441	$(2,818)	$380,773	$417,461	$60	$(5,620)	$411,901
For the year ended December 31, 2023, the Company recognized total interest income of $27.9 million, of which $19.1 million was related to its marketable securities investments and $8.8 million was related to interest on cash and cash equivalent balances. For the year ended December 31, 2022, the Company recognized total interest income of $14.5 million, of which $8.1 million was related to its marketable securities investments and $6.4 million was related to interest on cash and cash equivalent balances.

The following table summarizes the Company’s marketable securities maturity as of December 31, 2023 (in thousands):

Year	Amortized Cost	Fair Value
2024	$155,599	$154,757
2025	186,581	184,849
2026	40,970	41,167
	$383,150	$380,773
The following table summarizes the Company’s marketable securities with gross unrealized losses by security type aggregated by the length of time the investments have been in a continuous unrealized loss position as of December 31, 2023 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable securities:
Corporate debt securities	$55,343	$167	$126,189	$1,437
U.S. Treasury notes	37,486	303	75,980	903
Other	9,992	8	—	—
	$102,821	$478	$202,169	$2,340
The following table summarizes the Company’s marketable securities with gross unrealized losses by security type aggregated by the length of time the investments have been in a continuous unrealized loss position as of December 31, 2022 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable securities:
Corporate debt securities	$247,924	$3,240	$—	$—
U.S. Treasury notes	149,567	2,306	—	—
Other	9,901	74	—	—
	$407,392	$5,620	$—	$—
The Company’s unrealized losses from marketable securities as of December 31, 2023 and 2022 were caused primarily by interest rate increases. The Company does not intend to sell marketable securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. There were no allowances for credit losses on available-for-sale marketable securities at December 31, 2023 and 2022.

Fair Value Measurements
The table below summarizes the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	December 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$—	$233,397	$—	$—	$252,433	$—
U.S. Treasury notes	137,384	—	—	149,567	—	—
Other	9,992	—	—	9,901	—	—
	$147,376	$233,397	$—	$159,468	$252,433	$—

NOTE 5. Property and Equipment, Net
The following table summarizes the Company’s property and equipment (in thousands):

	December 31,
	2023	2022
Computer equipment and software	$38,012	$24,830
Furniture and fixtures	1,905	2,120
Leasehold improvements	1,977	1,991
	41,894	28,941
Less: accumulated depreciation	(14,318)	(9,004)
Property and equipment, net	$27,576	$19,937
For the years ended December 31, 2023, 2022, and 2021, the Company recognized $8.0 million, $3.9 million, and $2.3 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the consolidated statements of operations.

NOTE 6. Leases
The Company has operating leases for corporate offices and certain equipment. The following tables provide information regarding the Company’s operating leases for which it is the lessee (in thousands):

	December 31,
	2023	2022
ROU asset:
Other assets, net	$13,411	$12,016
Lease liabilities:
Accounts payable and accrued expenses	$2,846	$3,448
Other liabilities	10,905	9,091
Total operating lease liabilities	$13,751	$12,539

	Year Ended December 31,
	2023	2022	2021
Operating lease costs	$3,529	$4,572	$3,769
Short-term lease costs	232	—	—
Variable lease costs	1,078	643	897
Total lease costs	$4,839	$5,215	$4,666

	Year Ended December 31,
Supplemental Cash Flow Information	2023	2022	2021
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$5,181	$4,189	$4,203
ROU asset obtained in exchange for new lease liability:
Operating leases	$2,953	$6,990	$5,116

	December 31,
Weighted Average Lease Term and Discount Rate	2023	2022
Weighted average remaining lease term (years):
Operating leases	6	7
Weighted average discount rate:
Operating leases	6.15%	5.58%
The following table summarizes future minimum lease obligations under non-cancelable operating leases as of December 31, 2023 (in thousands):

Year	Amount
2024	$2,846
2025	3,069
2026	2,960
2027	2,109
2028	1,985
Thereafter	3,692
Undiscounted minimum lease payments payable	16,661
Less: imputed interest	(2,910)
Present value of lease liability	$13,751

NOTE 7. Goodwill and Amortizable Intangible Assets
Goodwill
The Company completed the required annual goodwill impairment test during the fourth quarters of 2023 and 2022, and no impairment was recognized.
Acquisition
On February 28, 2023, the Company completed the acquisition of My Personal Health Record Express, Inc. (the “Acquisition”), a leading provider of value-based care technology and interoperability solutions for cash consideration of $45.3 million, net of cash acquired and subject to certain post-closing adjustments. The Company accounted for the Acquisition utilizing the acquisition method of accounting, which requires assets and liabilities to be recognized based on estimates of their acquisition date fair values. The determination of the values of the acquired assets and assumed liabilities, including other intangible assets and deferred taxes, requires significant judgment. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the Company estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Measurement period adjustments are recorded in the period in which they are determined, as if they had been completed at the acquisition date. Upon the conclusion of the final determination of the values of assets acquired or liabilities assumed, or one year after the date of acquisition, whichever comes first, any subsequent adjustments are recorded within the Company's consolidated results of operations. The following allocation of the purchase price related to the Acquisition based upon the fair value of assets, which primarily included developed technology of $27.5 million, and assumed net liabilities of $3.8 million, with the residual amount being recorded as goodwill of $21.6 million. The intangible assets acquired have a weighted-average life of 10 years.

Amortizable Intangible Assets
The following table summarizes the Company’s amortizable intangible assets as of December 31, 2023 (dollars in thousands):

	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	15-30	$600	$(150)	$450
Developed technology	10	25,600	(2,134)	23,466
Noncompete enforcement agreements	1-10	77,164	(39,603)	37,561
Other	4-15	4,600	(2,308)	2,292
		$107,964	$(44,195)	$63,769
The following table summarizes the Company’s amortizable intangible assets as of December 31, 2022 (dollars in thousands):

	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	15-30	$600	$(128)	$472
Noncompete enforcement agreements	1-5	51,382	(34,035)	17,347
Other	4-15	2,700	(2,071)	629
		$54,682	$(36,234)	$18,448
For the years ended December 31, 2023, 2022, and 2021, the Company recognized $8.0 million, $5.0 million, and $8.2 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the consolidated statements of operations.
The following table summarizes the estimated annual amortization for each of the five succeeding fiscal years and thereafter as of December 31, 2023 (in thousands):

Year	Amount
2024	$9,118
2025	8,334
2026	8,376
2027	6,174
2028	5,635
Thereafter	26,132
$63,769

NOTE 8. Other Assets
The following table summarizes the Company’s other assets (in thousands):

	December 31,
	2023	2022
Loans to physician partners	$71,862	$69,383
Health plan deposits	2,051	1,728
Equity method investments	44,753	17,352
Right of use asset	13,411	12,016
Other	13,235	5,382
	$145,312	$105,861
See Note 6 for additional discussions related to right of use asset and Note 18 for equity method investments related to the Company's ACO REACH investments.
Loans to Physician Partners
Loans to physician partners primarily represent loans in connection with taxes payable on shares distributed to them in connection with the IPO, see Note 1. These loans mature between 2026 and 2031 with nominal interest compounding annually and no prepayment penalties. Such loans are stated at the amount expected to be collected.

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

	December 31,
	2023	2022	2021
Medical claims and related payables, beginning of the year	$339,749	$239,014	$164,161
Components of incurred costs related to:
Current year	3,956,873	2,084,009	1,351,495
Prior years	51,785	9,851	5,832
Discontinued operations - current year	263,215	303,365	294,877
Discontinued operations - prior years	7,008	2,607	(5,409)
	4,278,881	2,399,832	1,646,795
Claims paid related to:
Current year	(3,237,050)	(1,792,303)	(1,164,903)
Prior years	(344,269)	(200,668)	(90,776)
Discontinued operations - current year	(263,215)	(258,733)	(252,736)
Discontinued operations - prior years	(51,025)	(47,393)	(63,527)
	(3,895,559)	(2,299,097)	(1,571,942)
Medical claims and related payables, end of the year	$723,071	$339,749	$239,014
Beginning and ending balances of medical claims and related payables disclosed above for December 31, 2022, include $44.1 million and $45.9 million, respectively, that are presented as current liabilities held for sale and discontinued operations. Beginning and ending balances of medical claims and related payables disclosed above for December 31, 2021, include $67.0 million and $44.1 million, respectively, that are presented as current liabilities held for sale and discontinued operations. As of December 31, 2021, medical claims and related payables also include $0.2 million, respectively, of claims liabilities associated with certain divested California businesses for which the Company has retained the liability for claims incurred prior to the date of divestiture. Ending balance of medical claims and related payables disclosed above for December 31, 2023 and 2022, includes $14.7 million and $7.0 million (includes $1.8 million related to discontinued operations), respectively, that is recoverable from other parties under risk sharing arrangements and is presented as prepaid expenses and other current assets, net in the consolidated balance sheets.
During 2023, the Company experienced an increase in medical claims expenses attributable to higher-than-expected utilization. The increase in medical service utilization trends became visible during the fourth quarter as a result of additional updated information provided by the Company’s payors. For the three months ended December 31, 2023, the Company recognized $1.16 billion of medical claims expense.

NOTE 10. Other Liabilities
The following table summarizes the Company’s other liabilities (in thousands):

	December 31,
	2023	2022
Other long-term contingencies	$49,000	$62,931
Lease liabilities, long-term	10,905	9,091
Equity method liabilities – ACO REACH	1,199	4,657
Other	9,277	5,813
	$70,381	$82,492
As of December 31, 2023 and 2022, the Company had contingent liabilities of $49.0 million and $62.9 million, respectively, related to unasserted claims. While the Company intends to vigorously defend its position in the event of any assertion of such claims, it has established a liability for the potential exposure.
See Note 18 for equity method liabilities related to the Company's ACO REACH investments.

NOTE 11. Debt
Credit Facility
On February 18, 2021, the Company executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021 and the Second Amendment to Credit Agreement, dated as of May 25, 2023, the “Credit Facility”). The Credit Facility includes: (i) a $100.0 million secured term loan (the “Secured Term Loan Facility”) and (ii) a $100.0 million senior secured revolving credit facility (the “Secured Revolving Facility”) with a capacity to issue standby letters of credit in certain circumstances up to a maximum of $100.0 million. Subject to specified conditions and receipt of commitments, the Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $50.0 million plus (ii) an additional amount determined in accordance with a formula tied to repayment of certain of the Company’s indebtedness. The proceeds from the Secured Term Loan Facility were used to refinance an aggregate of $68.6 million of outstanding indebtedness under the prior credit facility and unsecured debt, with the remaining $30.1 million of net proceeds used for working capital and other general corporate purposes. The maturity date of the Credit Facility was February 18, 2024 or, following the completion of an IPO, February 18, 2026 with mandated periodic payments. In connection with the refinance of the existing debt, the Company recognized $1.1 million of additional interest expense for the write-off of the related debt issuance costs. The Secured Term Loan Facility required, among other things, a mandatory prepayment of $50.0 million if gross proceeds from the IPO exceeded $50.0 billion. On April 26, 2021, the Company repaid $50.0 million of the Secured Term Loan Facility. The maturity date of the Credit Facility was extended to February 18, 2026.
As of December 31, 2023, the Company had $38.8 million outstanding under the Secured Term Loan Facility and availability under the Secured Revolving Facility was $32.9 million, as the Company had outstanding letters of credit totaling $67.1 million, of which $37.2 million was for the Company's ACO REACH investments, see Note 18 for additional discussion related to ACO REACH investments. The standby letters of credit are automatically extended without amendment for one-year periods, unless the Company notifies the institution in advance of the expiration date that the letter will be terminated. No amounts have been drawn on the outstanding letters of credit as of December 31, 2023.
Effective with the Second Amendment to Credit Agreement on May 25, 2023, the Company transitioned to the Secured Overnight Financing Rate (“SOFR”) as a benchmark interest rate used in the Credit Agreement. At the Company’s option, borrowings under the Credit Agreement can be either: (i) SOFR Rate Loans, (ii) Daily Simple SOFR Rate Loans, or (iii) Base Rate Loans. Daily Simple SOFR Rate Loans and SOFR Rate Loans bear interest at a rate equal to the sum of 3.50% and the higher of (a) SOFR, as defined in the credit agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 2.50% and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month LIBO rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, the Company pays a commitment fee on the unfunded 2021 Secured Revolving Facility amount of 0.375%. The Company must also pay customary letter of credit fees. As of December 31, 2023, the weighted average effective interest rate on the Secured Term Loan Facility was 9.37%.
The Credit Facility is guaranteed by certain of the Company’s subsidiaries, including those identified as VIEs, and contain customary covenants including, among other things, limitations on restricted payments such as: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios. Failure to meet any of these covenants could result in an event of default under the agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the agreement to be immediately due and payable. As of December 31, 2023, the Company was in compliance with all covenants under the Credit Facility.
The following table summarizes the Company’s stated term loan maturity and scheduled principal repayments as of December 31, 2023 (in thousands):

Year	Term Loan
2024	$6,250
2025	10,000
2026	22,500
38,750
Debt costs	(192)
$38,558
As of December 31, 2023, the Company had $25.1 million outstanding surety bonds related to health plan payor risk-bearing capital contributions.

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
Contractual Obligations
The following table summarizes the Company’s contractual obligations, excluding operating leases (see Note 6) and debt service obligations (see Note 11), as of December 31, 2023 (in thousands):

	Total	2024	2025-2026	2027-2028	More than Five Years
Capital commitments(1)	$155,579	$138,562	$13,017	$2,000	$2,000
_____________________________________________________________________
(1)Represents capital commitments to physician partners to support physician partner expansion and related purposes.

NOTE 13. Common Stock
Common Stock
As of December 31, 2023, the Company’s authorized capital stock consisted of 2.0 billion shares of common stock, par value $0.01 per share. Every holder of record of common shares entitled to vote at a meeting of stockholders is entitled to one vote for each share outstanding.
During the year ended December 31, 2023, the Company issued approximately 3.6 million shares of common stock primarily in connection with exercises and vesting of stock-based awards.
Also in 2023, the Company repurchased 9.6 million shares of common stock for $200.0 million.
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
Additionally, during 2021, the Company issued and sold approximately 9.3 million shares of common stock primarily in connection with exercises and vesting of stock-based awards.
Contingently Redeemable Common Stock
Prior to the completion of the IPO in April 2021, certain of the Company’s investment agreements with third-party investors could require the Company to repurchase shares in certain limited circumstances. As the redemption feature was outside the control of the Company, the related capital contributions did not qualify as permanent equity and were classified as temporary equity in the mezzanine section of the consolidated balance sheets. Such redemption feature terminated upon the completion of the IPO and accordingly, such common stock was reclassified from temporary equity in the mezzanine section of the consolidated balance sheet to permanent equity, see Note 1.

NOTE 14. Stock-Based Compensation
The Company offers certain employees the ability to purchase common shares of the Company and/or receive common stock options under its Amended and Restated Stock Incentive Plan (the “Plan”) that was approved by the stockholders. In connection with the IPO, the Company’s Board of Directors approved the Omnibus Incentive Plan. As of December 31, 2023, the Company is authorized to grant 103.6 million shares related to employee stock options, of which 54.4 million shares remain available for grant as of December 31, 2023. Shares granted are not transferrable, except upon the employee’s death, repurchase by the Company, or with the Company’s consent.
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
The assumptions used for the Black-Scholes option pricing model to determine the fair value of Base Options granted are as follows:

	December 31,
	2023	2022	2021
Risk-free interest rate	3.43% -4.37%	1.94% - 4.18%	0.75% - 1.58%
Expected dividends	$—	$—	$—
Expected volatility	55.42% -65.04%	48.66% - 64.29%	58.95% - 63.33%
Expected term (in years)	6.25	6.25	6.25
The Company’s outstanding Base Options consisted of the following (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding as of January 1, 2023	10,638	$7.15
Granted	419	26.31
Exercised	(1,454)	3.82
Forfeited	(173)	22.52
Stock options outstanding as of December 31, 2023	9,430	$8.23	5.8	$65,440
Expected to vest as of December 31, 2023	2,761	$15.28	7.4	$9,534
Exercisable as of December 31, 2023	6,669	$5.32	5.8	$55,906

The weighted-average grant-date fair value of Base Options granted during the years ended December 31, 2023, 2022, and 2021 was $15.30, $13.83, and $13.10, respectively, per option. The total intrinsic value of Base Options exercised for the years ended December 31, 2023, 2022, and 2021 was $27.0 million, $140.8 million, and $196.3 million, respectively. During the year ended December 31, 2023, the Company recognized $10.0 million of stock-based compensation expense related to Base Options, of which $0.1 million is recorded in income (loss) from discontinued operations in the consolidated statements of operations. During the year ended December 31, 2022, the total stock-based compensation expense related to Base Options was $9.5 million, of which $0.2 million is recorded in income (loss) from discontinued operations in the consolidated statements of operations. During the year ended December 31, 2021, the total stock-based compensation expense related to Base Options was $8.1 million, of which $0.7 million is recorded in income (loss) from discontinued operations in the consolidated statements of operations.
As of December 31, 2023, the Company had $18.0 million of total unrecognized compensation cost related to non-vested Base Options, which is expected to be recognized over a weighted-average period of approximately two years.
Additionally, the Company recognized $2.6 million of expense related to stock options that vested upon the completion of the IPO in April 2021, which are included in general and administrative expenses in the statements of operations.
Upside Options. Upside Options vest if CD&R realizes a certain return on its investment, subject to the employee’s continuous employment through such date and beyond, in certain grants. During the year ended December 31, 2021, the Company recognized $8.5 million of stock-based compensation expense as a result of the satisfaction of a performance condition associated with Upside Options. During the years ended December 31, 2023 and 2022, the Company recognized $1.6 million and $1.7 million, respectively, of stock-based compensation expense related to Upside Options. The fair value of Upside Options was estimated on the date of grant using the Monte Carlo simulation model.
The Company’s outstanding Upside Options consisted of the following (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding as of January 1, 2023	9,167	$7.16
Exercised	(1,332)	6.17
Forfeited	(9)	20.56
Stock options outstanding as of December 31, 2023	7,826	$7.31	4.8	$45,048
Expected to vest as of December 31, 2023	1,370	$11.51	6.5	$3,122
Exercisable as of December 31, 2023	6,456	$6.42	4.8	$41,926
The weighted-average grant-date fair value of Upside Options granted during the year ended December 31, 2021 was $1.72 per option. No Upside Options were granted in 2022 and 2023. As of December 31, 2023, the Company had $1.6 million of total unrecognized compensation cost related to non-vested Upside Options, which is expected to be recognized over a weighted-average period of approximately one year.
Restricted Stock Units
Restricted stock awards, including RSUs and performance stock units are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant. The fair market value of RSUs, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting. RSUs, which vest based solely upon passage of time and requisite service generally vest over the requisite period of four years. Performance stock units, which are RSUs that vest dependent upon attainment of various levels of performance that equal or exceed threshold levels, generally vest in their entirety at the end of the relevant performance period, generally three years. The number of shares that ultimately vest can vary from 0% to 200% of target depending on the level of achievement of the performance criteria. The fair value of RSUs and performance stock units are determined based on the closing market price of the Company's shares on the grant date. The value of the shares withheld to settle tax withholding obligations is dependent on the closing market price of the Company’s common stock on the trading date prior to the relevant transaction occurring.

The following table summarizes employee restricted stock award activity, including performance stock units, for the year ended December 31, 2023 (units in thousands):

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2023	1,822	$22.35
Granted	1,733	26.36
Vested	(357)	23.59
Forfeited	(216)	24.30
Unvested as of December 31, 2023	2,982	24.39
For the years ended December 31, 2023, 2022, and 2021, the Company recognized $25.0 million (of which $0.1 million is recorded in income (loss) from discontinued operations in the consolidated statements of operations), $9.6 million (of which $0.1 million is recorded in income (loss) from discontinued operations in the consolidated statements of operations), and $4.7 million, respectively, of stock-based compensation expense related to RSUs. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2023, 2022, and 2021 was $26.36, $21.89, and $23.56, respectively. The total fair value of RSUs vested during 2023 was $8.5 million. As of December 31, 2023, the Company had $45.8 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Certain of the Company’s agreements provide for the granting of certain stock-based instruments to third parties (the “Physician Partners Equity Awards”). The Company's Board of Directors approved 13.7 million shares to be granted as Physician Partners Equity Awards, of which 4.3 million shares remain available for grant as of December 31, 2023. The fair market value of restricted stock units, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting. RSUs, which vest based solely upon passage of time and requisite service generally vest over the requisite period of two years. Performance stock units, which are restricted stock units that vest dependent upon attainment of various levels of performance that equal or exceed threshold levels, generally vest in their entirety at the end of the relevant performance period, from one to four years. The number of shares that ultimately vest can vary from 0% to 125% of target depending on the level of achievement of the performance criteria. The fair value of RSUs, including performance stock units, are determined based on the closing market price of the Company's shares on the grant date. No shares are withheld to settle tax withholding obligations of the physician partners.
The following table summarizes Physician Partners Equity Awards activity, including performance stock units, for the year ended December 31, 2023 (units in thousands):

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2023	5,460	$25.95
Granted	2,421	16.99
Vested	(744)	22.18
Unvested as of December 31, 2023	7,137	20.39
For the years ended December 31, 2023, 2022, and 2021 the Company recognized $32.9 million, $7.6 million, $0.2 million, respectively, of stock-based compensation expense related to Physician Partner Equity Awards. The weighted-average grant-date fair value of Physician Partner Equity Awards granted during the years ended December 31, 2023, 2022, and 2021 was $16.99, $21.93, and $25.95, respectively. As of December 31, 2023, the Company had $122.2 million of total unrecognized compensation cost related to Physician Partner Equity Awards, which is expected to be recognized over a weighted-average period of approximately three years.
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

NOTE 15. Income Taxes
The Company applied the intra-period tax allocation rules to allocate income taxes between continuing operations, discontinued operations, and other comprehensive income as prescribed by U.S. GAAP, where the tax effect of income (loss) before income taxes is computed without regard to the tax effects of income (loss) before income taxes from the other categories. Income tax expense (benefit) from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$119	$113	$—
State	1,382	997	1,289
Foreign	893	—	—
	2,394	1,110	1,289
Deferred:
Federal	(1,070)	288	(166)
State	(399)	242	(237)
Foreign	(134)	—	—
	(1,603)	530	(403)
Income tax expense (benefit)	$791	$1,640	$886
The principal items accounting for the difference between taxes computed at the U.S. statutory rate and taxes recorded consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Computed tax at U.S. federal statutory rate of 21%	$(40,837)	$(19,041)	$(80,425)
Increase (decrease) in taxes resulting from:
Foreign rate differential	162	—	—
State taxes, net of federal impact	713	723	715
Stock-based compensation	(6,366)	(47,868)	(44,088)
Nondeductible compensation	5,430	23,570	4,054
Unrecognized tax benefit	—	—	238
Permanent differences	424	(155)	1,336
Valuation allowance	40,240	45,234	122,599
Other, net	1,025	(823)	(3,543)
Income tax expense (benefit)	$791	$1,640	$886
The net deferred tax liability comprises the tax effect of temporary differences between U.S. GAAP and tax reporting related to the recognition of income and expenses. The net deferred income tax liabilities are included in other liabilities in the consolidated balance sheets. Components of the net deferred tax liability consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred income tax assets:
Net operating and capital losses	$346,128	$293,221
State taxes	270	260
Accrued expenses	11,526	15,920
Transaction costs	672	736
Stock-based compensation	14,575	6,314
Lease liabilities	3,319	3,285
Interest limitation	561	4,226
Other, net	2,163	1,156
Total deferred income tax assets	$379,214	$325,118
Deferred income tax liabilities:
ROU assets	$(3,238)	$(3,155)
Intangible assets	(3,943)	(6,220)
Investments in marketable securities	(1,806)	—
Investments in partnerships and affiliates	(5,854)	(2,238)
Total deferred income tax liabilities	$(14,841)	$(11,613)
Valuation allowance	(365,932)	(314,166)
Net deferred income tax liabilities	$(1,559)	$(661)
The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In making this assessment, the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized in future periods. As of December 31, 2023 and 2022, the Company believed that it is more likely than not that its deferred tax assets in excess of deferred tax liabilities will not be realized. Accordingly, the Company has provided a valuation allowance of $365.9 million and $314.2 million on the Company’s deferred tax assets as of December 31, 2023 and 2022, respectively. The increase in valuation allowance of $51.7 million recorded in current year activities is primarily attributable to current year losses. The net deferred tax liability as of December 31, 2023 principally relates to deferred tax liabilities associated with long-term investments in partnerships and affiliates, which are expected to reverse against net operating losses which can only offset 80% of taxable income.
As of December 31, 2023, the Company has federal and state net operating losses of $1.5 billion and $854.4 million, respectively. As of December 31, 2022, the Company has federal and state net operating losses of $1.2 billion and $676.1 million, respectively. As of December 31, 2023, $1.4 billion of the total federal net operating losses are carried forward as indefinite-lived net operating losses. The remaining net operating losses are carried forward and will expire beginning in 2027 if utilized. Utilization of these operating loss carryforwards may be subject to an annual limitation based on changes in ownership, as defined by Section 382 of the Internal Revenue Code of 1986, as amended. As of December 31, 2023, $51.4 million and $52.1 million of the Company’s federal and state net operating loss carryforward, respectively, are attributable to prior acquisition transactions and are subject to Section 382 limitations. The Company’s analysis indicates that none of the acquired net operating loss carryforwards will expire unutilized solely as a result of the Section 382 limitations.
Unrecognized Tax Benefits
As of December 31, 2023, the Company had unrecognized tax benefits of $5.5 million, $1.0 million of which, if recognized, would impact its effective tax rate. As of December 31, 2022, the Company had unrecognized tax benefits of $5.2 million, $0.9 million of which, if recognized, would impact its effective tax rate. As of December 31, 2021, the

Company had unrecognized tax benefits of $5.9 million, $1.5 million of which, if recognized, would impact its effective tax rate.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2023	2022	2021
Balance at beginning of the year	$5,212	$5,919	$8,914

Additions related to current year acquisition	722	—	—
Additions related to current year	79	35	2,636
Additions (reductions) related to prior years	—	(137)	—
Reductions related to settlements with taxing authorities	(542)	(605)	(5,631)
Balance at end of the year	$5,471	$5,212	$5,919
As of December 31, 2023, the Company recorded a liability for unrecognized tax benefit of $1.4 million, inclusive of $0.8 million of accrued interest and penalties. As of December 31, 2022, the Company recorded a liability for unrecognized tax benefit of $1.6 million, inclusive of $0.7 million of accrued interest and penalties. As of December 31, 2021, the Company recorded a liability for unrecognized tax benefit of $2.1 million, inclusive of $0.6 million of accrued interest and penalties. As of December 31, 2023 and 2022, $4.4 million and $4.3 million of unrecognized benefits, respectively, were reflected as a reduction in deferred tax asset balances. During the year ended December 31, 2023, the Company reversed $0.5 million of tax liability, $0.2 million of accrued interest, and $0.2 million of penalties on unrecognized tax benefits due to payments of an amended state return related to the period ended June 30, 2016. During the year ended December 31, 2022, the Company reversed $0.6 million of tax liability and $0.1 million of accrued interest on unrecognized tax benefits due to payments of an amended state return related to the period ended June 30, 2016. During the year ended December 31, 2021, due to expiration of the 2015 state statute of limitations, the Company reversed $5.6 million of tax liability, $1.1 million of accrued interest and $1.1 million of accrued penalties on unrecognized tax benefits and realized a tax benefit of $1.8 million attributable to discontinued operations due to the settlement of the IRS exam for the period ended June 30, 2016. It is reasonably possible that during the next 12 months the Company may realize a $0.9 million decrease in its liability for uncertain tax positions, inclusive of $0.4 million related to the reversal of interest and penalties on uncertain tax positions, as a result of closing of the tax years.
The Company operates in several taxing jurisdictions, including U.S. federal, multiple U.S. states, and foreign jurisdictions. The statute of limitations has expired for all tax years prior to 2020 for federal, prior to 2016 for various state tax purposes, and prior to 2018 for non-U.S. jurisdictions. However, the net operating loss generated on the Company’s federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.
For additional discussion regarding income taxes and unrecognized tax benefits related to discontinued operations, see Note 20.
On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which are effective for tax years beginning on or after January 1, 2023. For tax years beginning after December 31, 2021, the Tax Cuts & Jobs Act of 2017 eliminated the option to deduct research and development expenditures as incurred and instead required taxpayers to capitalize and amortize them over five or 15 years beginning in 2022. These changes in tax laws did not have a material impact on the Company’s results of operations for the years ended December 31, 2023, 2022, and 2021. The Company will continue to monitor possible future impact of changes in tax legislation.

NOTE 16. Net Income (Loss) Per Common Share
Basic net income (loss) per common share (“EPS”) is computed based upon the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed based upon the weighted average number of common shares outstanding plus the impact of common shares issuable from the assumed conversion of stock options, certain performance RSUs and unvested RSUs. Only those instruments having a dilutive impact on basic loss per share are included in diluted loss per share during the periods presented.

The following table illustrates the computation of basic and diluted EPS (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator
Income (loss) from continuing operations	$(195,253)	$(92,310)	$(383,862)
Noncontrolling interests’ share in (earnings) loss from continuing operations	207	311	300
Net income (loss) attributable to common stockholders before discontinued operations	(195,046)	(91,999)	(383,562)
Income (loss) from discontinued operations	(67,550)	(14,554)	(22,925)
Net income (loss) attributable to common stockholders	$(262,596)	$(106,553)	$(406,487)
Denominator
Weighted average shares outstanding, basic and diluted	408,917	408,154	372,931
Net income (loss) per share attributable to common stockholders
Net income (loss) per common share from continuing operations, basic and diluted	$(0.48)	$(0.22)	$(1.03)
Net income (loss) per common share from discontinued operations, basic and diluted	$(0.16)	$(0.04)	$(0.06)
Basic net income (loss) per share is the same as diluted net income (loss) per share for the years ended December 31, 2023, 2022, and 2021 as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table provides the potential shares of common stock that were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive (in thousands):

	December 31,
	2023	2022	2021
Stock options - service only condition	9,430	10,638	17,201
Stock options - market and performance condition(1)	7,826	9,167	14,428
Restricted stock units	10,065	7,282	894
_____________________________________________________________________
(1)Market and performance conditions were satisfied during 2021.

NOTE 17. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2023	2022	2021
Supplemental cash flow information:
Interest paid	$5,798	$3,672	$4,824
Income taxes paid (refunded), net	5,359	5,313	1,819
Supplemental disclosure of non-cash financing activities:
Reclassification of contingently redeemable common stock in connection with IPO	—	—	309,500
Issuance of common stock under partner physician group equity agreements upon IPO	—	—	268,467
Offering costs accrued at end of period	—	—	295
Non-cash investment in unconsolidated subsidiaries	—	190	763
The following table summarizes cash, cash equivalents and restricted cash equivalents from continuing operations (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$107,570	$465,302
Restricted cash and equivalents	6,759	10,610
Cash, cash equivalents and restricted cash equivalents	$114,329	$475,912

NOTE 18. Variable Interest Entities
Consolidated Variable Interest Entities
agilon health, inc.’s consolidated assets and liabilities as of December 31, 2023 and 2022 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to agilon health, inc.
agilon health, inc.’s consolidated assets and liabilities include VIE assets and liabilities as follows (in thousands):

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$62,154	$155,819
Restricted cash equivalents	6,757	10,610
Receivables, net	940,618	492,077
Prepaid expenses and other current assets, net	21,907	15,515
Property and equipment, net	1,754	1,567
Intangible assets, net	25,561	17,347
Other assets, net	6,334	10,371
Liabilities
Medical claims and related payables	737,724	300,798
Accounts payable and accrued expenses	188,671	159,526
Other liabilities	4,184	2,059

Risk-bearing Entities. At December 31, 2023, the Company operates 31 wholly-owned risk-bearing entities (“RBEs”) for the purpose of entering into risk-bearing contracts with payors. Each RBE’s equity at risk is considered insufficient to finance its activities without additional support, and, therefore, each RBE is considered a VIE. The Company consolidates the RBEs as it has determined that it is the primary beneficiary because it has: (i) the ability to control the activities that most significantly impact the RBEs’ economic performance; and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the RBEs. Specifically, the Company has the unilateral ability and authority, through the RBE governance and management agreements, to make significant decisions about strategic and operating activities of the RBEs, including negotiating and entering into risk-bearing contracts with payors, and approving the RBEs’ annual operating budgets. The Company also has the obligation to fund losses of the RBEs and the right to receive a significant percentage of any financial surplus generated by the RBEs. The assets of the RBEs primarily consist of cash and cash equivalents, receivables, net, intangible assets, net, and other assets, net; its obligations primarily consist of medical claims and related payables as well as operating expenses of the RBEs (accounts payable and accrued expenses), including incentive compensation obligations to the Company’s physician partners. On February 18, 2021, the Company executed the Credit Facility, which is guaranteed by certain of the Company’s VIEs. Assets generated by the RBEs (primarily from medical services revenues) may be used, in certain limited circumstances, to settle the Company’s contractual debt obligations.
Unconsolidated Variable Interest Entities
As of December 31, 2023, the Company had nine equity method investments (liabilities) that were deemed to be VIEs. The Company has determined that the activities that most significantly impact the performance of these VIEs consist of the allocation of resources to and other decisions related to clinical activities and provider contracting decisions. Because the Company does not have the ability to control these activities due to another party’s control of the VIEs’ board of directors, the Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs. During 2023, the Company provided support to assist its ACO REACH investments in obtaining surety bonds related to risk-bearing capital contributions to CMS. As of December 31, 2023, the ACOs had $38.5 million outstanding surety bonds. The Company's maximum loss exposure as a result of the Company’s involvement with the VIEs cannot be quantified as the Company has the obligation to provide ongoing operational support to the unconsolidated VIEs, as needed.
Equity Method Investments
The following table summarizes the Company’s equity method investments (in thousands):

	December 31,
	2023	2022
Equity method investments - Other(1)	$9,148	$8,329
Equity method investments - ACO REACH(1)	35,605	9,023
Equity method liabilities - ACO REACH(2)	(1,199)	(4,657)
_____________________________________________________________________
(1)Included in Other assets, net in the consolidated balance sheets.
(2)Included in Other liabilities in the consolidated balance sheets.
The Company is a partner in eight wholly-owned ACOs in collaboration with 12 of its physician group partners operating in 10 geographies as of December 31, 2023. The combined summarized operating results of the Company’s ACO REACH investments, which are recognized as equity income (loss), are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Medical services revenue	$1,160,978	$1,071,302	$437,081
Medical services expense	(1,024,468)	(991,565)	(424,816)
Other medical expenses(1)	(96,154)	(52,041)	(12,219)
Income (loss) from operations	22,500	14,294	(6,737)
Net income (loss)(2)	16,336	10,556	(7,143)

_____________________________________________________________________
(1)The years ended December 31, 2023, 2022, and 2021, include physician compensation expenses of $53.7 million, $27.1 million, and $1.0 million, respectively. The year ended December 31, 2023, includes $15.2 million of physician compensation expenses to reduce the physician partners’ compensation percentage in current and future years in exchange for the Company’s common stock. The Company recognized such liability in accounts payable and accrued expenses as of December 31, 2023. The common stock shares were issued in February 2024.
(2)Included in Income (loss) from equity method investments in the consolidated statement of operations.
The combined summarized balance sheet of the Company’s ACO REACH investments are as follows (in thousands):

	December 31,
	2023	2022
Current assets	$174,967	$70,625
Noncurrent assets	3,341	—
Total assets	178,308	70,625
Current and total liabilities	142,027	67,343

NOTE 19. Related Party Transactions
Significant Stockholders
Prior to the IPO, the Company maintained a consulting agreement with CD&R, for which it paid advisory consulting fees on a quarterly basis. For the years ended December 31, 2023, 2022 and 2021, the Company paid $0.1 million, $0.2 million and $0.8 million, respectively, to CD&R in advisory consulting fees, in addition to certain expense reimbursements. These are recorded in general and administrative expense in the accompanying consolidated statements of operations. In connection with the IPO, the Company and CD&R terminated the consulting agreement, effective April 16, 2021. The Company was not charged a fee in connection with the termination of this agreement. During the years ended December 31, 2023 and 2021, the Company recognized general and administrative expenses of $1.7 million and $2.8 million, respectively, to administered secondary offerings of shares of its common stock sold by CD&R and did not receive any proceeds from any sale of shares of its common stock.
Unsecured Debt
See Note 10 for details on the issuance of unsecured debt to a fund affiliated with CD&R.
Equity Method Investments
For the years ended December 31, 2023, 2022, and 2021, the Company incurred expenses of $8.9 million, $9.6 million, and $8.4 million, respectively for provider services delivered by Population Health, LLC, which is accounted for under the equity method based on a 49% equity ownership interest held by the Company. As of December 31, 2023 and 2022, the Company had an outstanding payable to Population Health, LLC of $1.5 million and $1.2 million, respectively.
For the years ended December 31, 2023, 2022, and 2021, the Company recognized income of $1.6 million, $1.6 million, and $0.7 million, respectively, for technology services rendered to the ACOs. The Company is reimbursed for certain expenses paid on behalf of the ACOs. As of December 31, 2023 and 2022, the Company had an outstanding receivable from the ACOs of $6.3 million and $6.9 million, respectively.

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
On October 31, 2023, the Company completed the disposition of MDX Hawaii and its related operations. The Company’s decision to exit Hawaii and the Independent Practice Association line of business represents a strategic shift that will have a major effect on its operations and financial results. As such, the Company’s Hawaii operations are reflected in the consolidated financial statements as discontinued operations for all periods presented.

During 2020, the Company implemented a plan to divest its California operations, which included the entirety of its Medicaid line of business. In December 2021, the Company signed a definitive agreement to sell its remaining California operations. The sale closed in February 2021. The Company’s decision to exit California and the Medicaid line of business represents a strategic shift that will have a major effect on its operations and financial results. As such, the Company’s California operations are reflected in the consolidated financial statements as discontinued operations for all periods presented.
The following is a summary of the assets and liabilities related to discontinued operations (in thousands):

December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$31,768
Receivables, net	5,210
Prepaid expenses and other current assets, net	2,547
Total current assets	39,525
Property and equipment, net	113
Intangible assets, net	49,232
Goodwill	39,027
Other assets, net	11,063
Total assets	$138,960
LIABILITIES
Current liabilities:
Medical claims and related payables	$45,929
Accounts payable and accrued expenses	5,936
Total current liabilities	51,865
Other liabilities	794
Total liabilities	52,659
Net assets	$86,301

The results of discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenues:
Medical services revenue	$266,279	$320,018	$317,821
Other operating revenue	414	498	688
Total revenues	266,693	320,516	318,509
Expenses:
Medical services expense	270,223	305,972	289,468
Other medical expenses	8,731	13,127	13,802
General and administrative	4,151	11,156	34,238
Depreciation and amortization	4,118	4,823	4,186
Income (loss) from operations	(20,530)	(14,562)	(23,185)
Other income (expense), net	646	75	(1,763)
Gain (loss) on sales of assets, net	(47,548)	—	473
Interest expense	(118)	(41)	(137)
Income (loss) before income taxes and noncontrolling interests	(67,550)	(14,528)	(24,612)
Income tax benefit (expense)	—	(26)	1,687
Net income (loss) from discontinued operations attributable to common shares	$(67,550)	$(14,554)	$(22,925)
The following table provides significant non-cash operating items for discontinued operations that are included in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Non-cash operating activities from discontinued operations:
Depreciation and amortization	$4,118	$4,823	$4,186
Stock-based compensation expense	169	312	722
Deferred income taxes and uncertain tax positions	—	—	(1,697)
Release of indemnification assets	—	—	1,705
Other non-cash items	169	326	733
Cash flows from investing activities:
Purchase of property and equipment	—	(12)	(111)
Purchase of intangible assets	—	(7,000)	—
Indemnification Assets
Indemnification assets have been established to offset certain pre-closing liabilities for which the prior owners of some of the Company’s California subsidiaries are obligated to indemnify the Company. The Company deems the amounts receivable under the indemnification agreements to be fully collectible should indemnification claims arise and, as such, a valuation allowance is not deemed necessary. During the year ended December 31, 2021, the Company released $1.7 million of indemnification assets in discontinued operations in the consolidated statements of operations as the corresponding pre-closing liabilities were released as a result of closing certain tax years (see below). Indemnification assets were $4.6 million at December 31, 2023.
Unrecognized Tax Benefits
As of December 31, 2021, the Company has recorded a liability for unrecognized tax benefits of $2.1 million, respectively, inclusive of accrued interest and penalties on unrecognized tax benefits. The liability, if reversed, would result in a tax benefit attributable to discontinued operations. During the year ended December 31, 2021, due to expiration of the 2016 U.S. federal statute of limitations, the Company reversed $5.6 million of tax liability, $1.1 million of accrued interest and $1.1 million of accrued penalties on unrecognized tax benefits and realized a tax benefit of $1.8 million attributable to discontinued operations.

Schedule I: Condensed Financial Information Of Registrant
agilon health, inc.
(Parent Company Only)
CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Prepaid expenses and other current assets, net	$344	$467
Total current assets	344	467
Investment in wholly owned subsidiary	618,570	977,883
Loans receivable	61,862	69,383
Total assets	$680,776	$1,047,733
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$16,639	$—
Total current liabilities	16,639	—
Other liabilities	$—	$953
Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 406,387 and 412,385 shares issued and outstanding, respectively	4,064	4,124
Additional paid-in capital	1,986,899	2,106,886
Accumulated deficit	(1,326,826)	(1,064,230)
Total stockholders' equity (deficit)	664,137	1,046,780
Total liabilities and stockholders’ equity (deficit)	$680,776	$1,047,733
See accompanying Notes to the Condensed Financial Statements.

agilon health, inc.
(Parent Company Only)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Equity in net income (loss) of subsidiary	$(263,233)	$(107,281)	$(406,936)
Interest income	637	728	449
Net income (loss) attributable to common shares	$(262,596)	$(106,553)	$(406,487)
See accompanying Notes to the Condensed Financial Statements.

agilon health, inc.
(Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. Description of agilon health, inc.
agilon health, inc., (“Parent”) was incorporated in Delaware and indirectly owns 1% of the equity interest in agilon health management, inc. (“agilon”). Parent has no significant operations or assets other than its indirect ownership of the equity of agilon. Accordingly, Parent is dependent upon distributions from agilon to fund its obligations. However, under the terms of the agreements governing agilon’s borrowings, agilon’s ability to pay dividends or lend to Parent is restricted. While certain exceptions to the paying of dividends or lending funds restrictions exist, these restrictions have resulted in the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of Parent’s subsidiaries exceeding 0.25% of the consolidated net assets of Parent and its subsidiaries. agilon has no obligation to pay dividends to Parent.
Condensed statements of cash flows have not been presented, as Parent did not have any cash as of, or for the years ended December 31, 2023, 2022 and 2021; see Note 3 for issuance of common stock.

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

NOTE 3. Equity
A discussion of Parent’s contingently redeemable common stock and stockholders’ equity activities for the years ended December 31, 2023, 2022 and 2021 can be found in Note 13 in “Notes to the Consolidated Financial Statements” of the agilon health, inc. consolidated financial statements.
There were no cash dividends paid to Parent from agilon’s consolidated subsidiaries for the years ended December 31, 2023, 2022 and 2021.
Supplemental Cash Flow Information
The following table provides supplemental cash flow information for the year ended December 31, 2021 (in thousands):

Supplemental disclosure of non-cash financing activities:
Reclassification of contingently redeemable common stock in connection with IPO	309,500
Issuance of common stock under partner physician group equity agreements upon IPO	268,467
Non-cash investment in unconsolidated subsidiaries	763

NOTE 4. Stock Incentive Plan
A discussion of Parent’s Stock Incentive Plan for the years ended December 31, 2023, 2022 and 2021 can be found in Note 14 in the section, “Notes to the Consolidated Financial Statements” of the agilon health, inc. consolidated financial statements.

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
As of December 31, 2023, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, as of December 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting discussed below.
Notwithstanding the identified material weakness described below, management does not believe that these deficiencies had an adverse effect on our reported operating results or financial condition and management has determined that the financial statements and other information included in this report and other periodic filings present fairly in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with U.S. GAAP.
Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our consolidated financial statements.
Management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on this evaluation, management has concluded that controls were not effective as of December 31, 2023, due to an identified material weakness in internal control over financial reporting, which is disclosed below.
A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment of our internal control over financial reporting described above, management identified the following deficiencies that individually, or in the aggregate, constituted a material weakness in our internal control over financial reporting as of December 31, 2023:
•Management has identified a material weakness in controls related to the completeness and accuracy of information produced by the entity (IPE) and the level of precision and documentation around its management review controls to address the IPE for medical claims and related payables, risk adjusted premium revenue and certain care management expenses.
Management have invested significantly in addressing our previously reported material weaknesses. We have allocated significant incremental internal personnel resources, outside consulting resources and invested in technology solutions to enhance the internal control environment in fiscal 2023. We have assessed, redesigned, and implemented internal controls to address the material weaknesses in information technology general controls (ITGC’s), and revenue. Specifically, as it relates to information technology that support our financial reporting relevant applications, we have successfully remediated the material weakness, ensuring the design and operating effectiveness of the logical access, change management and computer operations controls are effective. Additionally, we have remediated the design and operating effectiveness of capitation revenue through a thorough enhancement to our capitation revenue related internal controls.
In 2023, we identified certain sources of information utilized in our medical claims and related payables, risk adjusted premium revenue, and care management expense processes that contained specific data attributes utilized in executing an internal control by management. Management did not sufficiently design controls or control activities to ensure the completeness and accuracy of the related IPE in executing certain controls associated with these processes.
Remediation Plan for Existing Material Weakness. Management is committed to the remediation of the material weakness described above, as well as the continued improvement of our internal control over financial reporting. We are implementing process and control improvements to address the above material weakness that include, but are not limited to:
•Designing and implementing specific management review procedures to ensure completeness and accuracy of key financial and non-financial data utilized in the recognition of medical claims and related payables, risk adjusted premium revenue and care management expenses;
•Implementing improved policies, procedures, and control activities over key financial data to ensure accuracy and completeness of this data as used in aforementioned management review procedures; and
•Establishing additional training related to validating the accuracy of data used in review controls and the level of review precision and documentation required.
When fully implemented and operational, we believe the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weakness and strengthen our internal control over financial reporting. However, material weaknesses are not considered remediated until the new controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. This remediation process will require resources and time to implement. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances.
Audit Opinion on Internal Control over Financial Reporting. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting. Except for the material weakness and remediation actions described above, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended) during our fourth quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2023.
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
Opinion on Internal Control Over Financial Reporting
We have audited agilon health, inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, agilon health, inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
Management has identified a material weakness in controls related to the completeness and accuracy of information produced by the entity (IPE) and the level of precision and documentation around its management review controls to address the IPE for medical claims and related payables, risk adjusted premium revenue and certain care management expenses.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), contingently redeemable common stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule in Item 15. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements and this report does not affect our report dated February 27, 2024, which expressed an unqualified opinion thereon.
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
February 27, 2024
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
The information required by this item will be included in our 2024 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.
ITEM 11. Executive Compensation
The information required by this item will be included in our 2024 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our 2024 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our 2024 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.
ITEM 14. Principal Accounting Fees and Services
The information required by this item will be included in our 2024 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
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
(b)The documents listed in the Exhibit Index of this Annual Report on Form 10-K are filed, furnished, or incorporated by reference in this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

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

10.6
Second Amendment to Credit Agreement, dated May 25, 2023, by and Among agilon management, inc., the Lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 3, 2023).

10.7
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

10.9	Employment Agreement, dated as of April 4, 2022, by and between Benjamin Shaker and agilon health, inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed May 5, 2022).†

10.10	Employment Agreement, dated as of March 31, 2022, by and between Girish Venkatachaliah and agilon health, inc. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed May 5, 2022).†

10.11
Employment Agreement, dated as of March 5, 2017, by and between Veeral Desai and Agilon Health Holdings, Inc. and agilon management (incorporated by reference to Exhibit 10.2 to the Form 10-K filed March 1, 2023)† *

10.12
Amended and Restated agilon health Stock Incentive Plan, dated as of April 27, 2017 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (Registration No. 333-254435) filed March 18, 2021).†

10.13
Indemnification Agreement between agilon health and Steven J. Sell (and Schedule to Exhibit 10.8) (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (Registration No. 333-254435) filed March 18, 2021).†

10.14	agilon health Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.15	agilon health 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.16	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.17	Form of Employee Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.18	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.19	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

21.1	List of Subsidiaries of agilon health as of December 31, 2023.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by Steven J. Sell, agilon’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Timothy Bensley, agilon’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Steven J. Sell, agilon’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Timothy Bensley, agilon’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

97.1	agilon health, inc. Policy Regarding Recovery of Erroneously Awarded Compensation.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*
_____________________________________________________________________
*Filed with this report.
**Furnished with this report.
†Identifies each management contract or compensatory plan or arrangement.
(c)
None.
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 27, 2024

agilon health, inc. (Registrant)

/s/ STEVEN J. SELL
Steven J. Sell,
Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN J. SELL	Chief Executive Officer and President	February 27, 2024
Steven J. Sell	(Principal Executive Officer), Director

/s/ TIMOTHY S. BENSLEY	Executive Vice President and Chief Financial Officer	February 27, 2024
Timothy S. Bensley	(Principal Financial Officer)

/s/ TIMOTHY GERTSCH	Chief Accounting Officer	February 27, 2024
Timothy Gertsch	(Principal Accounting Officer)

/s/ RONALD A. WILLIAMS	Chairman of the Board	February 27, 2024
Ronald A. Williams

/s/ RAVI SACHDEV	Vice Chairman of the Board	February 27, 2024
Ravi Sachdev

/s/ SHARAD MANSUKANI, M.D.	Director	February 27, 2024
Sharad Mansukani, M.D.

/s/ JEFFREY A. SCHWANEKE	Director	February 27, 2024
Jeffrey A. Schwaneke

/s/ WILLIAM WULF, M.D.	Director	February 27, 2024
William Wulf, M.D.

Signature	Title	Date

/s/ KAREN MCLOUGHLIN	Director	February 27, 2024
Karen McLoughlin

/s/ DIANA L. MCKENZIE	Director	February 27, 2024
Diana L. McKenzie

/s/ SILVANA BATTAGLIA	Director	February 27, 2024
Silvana Battaglia