Form 10-Q
period 2024-03-31
agilon health, inc.
filed 2024-05-07
CIK 1831097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
At May 1, 2024, there were 411,261,609 shares of the registrant’s $0.01 par value common stock outstanding.

agilon health, inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
agilon health, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,706	$107,570
Restricted cash and equivalents	6,844	6,759
Marketable securities	307,359	380,773
Receivables, net	1,571,143	942,461
Prepaid expenses and other current assets, net	39,757	42,513
Total current assets	2,036,809	1,480,076
Property and equipment, net	27,539	27,576
Intangible assets, net	72,076	63,769
Goodwill	24,133	24,133
Other assets	155,906	145,312
Total assets	$2,316,463	$1,740,866
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Medical claims and related payables	$1,266,651	$737,724
Accounts payable and accrued expenses	252,497	233,182
Current portion of long-term debt	7,500	6,250
Total current liabilities	1,526,648	977,156
Long-term debt, net of current portion	29,834	32,308
Other liabilities	71,495	70,381
Total liabilities	1,627,977	1,079,845

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 410,843 and 406,387 shares issued and outstanding, respectively	4,108	4,064
Additional paid-in capital	2,020,803	1,986,899
Accumulated deficit	(1,332,890)	(1,326,826)
Accumulated other comprehensive income (loss)	(2,747)	(2,298)
Total agilon health, inc. stockholders' equity (deficit)	689,274	661,839
Noncontrolling interests	(788)	(818)
Total stockholders’ equity (deficit)	688,486	661,021
Total liabilities and stockholders’ equity (deficit)	$2,316,463	$1,740,866
The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as agilon health, inc., together with its consolidated subsidiaries and VIEs (the “Company”), is the primary beneficiary of these VIEs. The condensed consolidated balance sheets include total assets that can only be used to settle obligations of the Company’s consolidated VIEs totaling $1.71 billion and $1.07 billion as of March 31, 2024 and December 31, 2023, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $1.49 billion and $930.60 million as of March 31, 2024 and December 31, 2023, respectively. See Note 14 for additional details.
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Medical services revenue	$1,601,195	$1,053,119
Other operating revenue	3,159	1,193
Total revenues	1,604,354	1,054,312
Expenses:
Medical services expense	1,443,842	897,572
Other medical expenses	85,424	83,617
General and administrative (including noncash stock-based compensation expense of $16,909 and $13,585, respectively)	76,422	69,752
Depreciation and amortization	5,844	2,954
Total expenses	1,611,532	1,053,895
Income (loss) from operations	(7,178)	417
Other income (expense):
Income (loss) from equity method investments	5,684	1,376
Other income (expense), net	5,892	7,892
Interest expense	(1,284)	(1,493)
Income (loss) before income taxes	3,114	8,192
Income tax benefit (expense)	133	1,759
Income (loss) from continuing operations	3,247	9,951
Discontinued operations:
Income (loss) before gain (loss) on sales	(518)	6,008
Gain (loss) on sales of assets, net	(8,763)	—
Total discontinued operations	(9,281)	6,008
Net income (loss)	(6,034)	15,959
Noncontrolling interests’ share in (earnings) loss	(30)	63
Net income (loss) attributable to common shares	$(6,064)	$16,022

Net income (loss) per common share, basic and diluted
Continuing operations	$0.01	$0.02
Discontinued operations	$(0.02)	$0.02
Weighted average shares outstanding
Basic	408,938	413,136
Diluted	413,437	426,586

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(6,034)	$15,959
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(457)	1,896
Foreign currency translation adjustment	8	115
Total comprehensive income (loss)	(6,483)	17,970
Comprehensive (income) loss attributable to noncontrolling interests	(30)	63
Total comprehensive income (loss) attributable to agilon health, inc.	$(6,513)	$18,033
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)
For the three months ended March 31, 2024:

	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2024	406,387	$4,064	$1,986,899	$(1,326,826)	$(2,298)	$(818)	$661,021
Net income (loss)	—	—	—	(6,064)	—	30	(6,034)
Other comprehensive income (loss)	—	—	—	—	(449)	—	(449)
Exercise of stock options	1,434	14	2,441	—	—	—	2,455
Vesting of restricted stock units	1,170	11	(11)	—	—	—	—
Shares withheld related to net share settlement	(122)	(1)	(645)	—	—	—	(646)
Issuance of common stock	1,974	20	15,210	—	—	—	15,230
Stock-based compensation expense	—	—	16,909	—	—	—	16,909
March 31, 2024	410,843	$4,108	$2,020,803	$(1,332,890)	$(2,747)	$(788)	$688,486
For the three months ended March 31, 2023:

	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2023	412,385	$4,124	$2,106,886	$(1,064,230)	$(5,560)	$(611)	$1,040,609
Net income (loss)	—	—	—	16,022	—	(63)	15,959
Other comprehensive income (loss)	—	—	—	—	2,011	—	2,011
Exercise of stock options	2,002	20	9,597	—	—	—	9,617
Vesting of restricted stock units	79	1	(1)	—	—	—	—
Shares withheld related to net share settlement	(1)	—	(28)	—	—	—	(28)
Stock-based compensation expense	—	—	13,672	—	—	—	13,672
March 31, 2023	414,465	$4,145	$2,130,126	$(1,048,208)	$(3,549)	$(674)	$1,081,840

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(6,034)	$15,959
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,844	4,189
Stock-based compensation expense	16,909	13,672
Loss (income) from equity method investments	(5,684)	(1,376)
(Gain) loss on sale of assets, net	4,996	—
Other noncash items	(472)	(1,785)
Changes in operating assets and liabilities:	(63,335)	(91,470)
Net cash provided by (used in) operating activities	(47,776)	(60,811)
Cash flows from investing activities:
Purchase of property and equipment	(3,139)	(3,717)
Purchase of intangible assets	(11,438)	—
Funding of loans receivable and other	(8,508)	(1,301)
Investments in marketable securities	—	(29,969)
Proceeds from maturities of marketable securities and other	74,523	28,540
Net cash paid in business combination	—	(44,367)
Net cash provided by (used in) investing activities	51,438	(50,814)
Cash flows from financing activities:
Proceeds from equity issuances, net	1,809	9,589
Repayments of long-term debt	(1,250)	(1,250)
Net cash provided by (used in) financing activities	559	8,339
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	4,221	(103,286)
Cash, cash equivalents and restricted cash and equivalents from continuing operations, beginning of period	114,329	475,912
Cash, cash equivalents and restricted cash and equivalents from discontinued operations, beginning of period	—	31,768
Cash, cash equivalents and restricted cash and equivalents, beginning of period	114,329	507,680
Cash, cash equivalents and restricted cash and equivalents from continuing operations, end of period	118,550	397,023
Cash, cash equivalents and restricted cash and equivalents from discontinued operations, end of period	—	7,371
Cash, cash equivalents and restricted cash and equivalents, end of period	$118,550	$404,394
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Business
Description of Business
agilon health, inc., through its partnerships and platform, provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. As of March 31, 2024, the Company, through its contracted physician networks, provided care to approximately 522,800 Medicare Advantage members enrolled with private health plans. Beginning January 1, 2024, the Company expanded its operations into: (i) Lexington, Kentucky and (ii) Augusta, Georgia, along with additional partnerships in the Company’s existing Texas, Pennsylvania, and Michigan markets. Additionally, beginning January 1, 2024, the Company began participating in the Centers for Medicare & Medicaid Services' (“CMS”) Shared Savings Program (“MSSP”), along with its existing participation in the Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model, (collectively, “CMS ACO Models”).
See Note 14 for additional discussions related to the Company’s involvement with VIEs.
The Company’s largest shareholder is an investment fund associated with Clayton Dubilier & Rice, LLC (“CD&R”), a private equity firm. All funds affiliated with CD&R are considered related parties.

NOTE 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of agilon health, inc., its wholly-owned subsidiaries, and both joint ventures and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments unless otherwise indicated), which the Company considers necessary to present fairly its financial position, results of operations, and cash flows, have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
Property and Equipment
As of March 31, 2024 and December 31, 2023, the Company’s gross carrying amount of property and equipment was $44.3 million and $41.9 million, with accumulated depreciation of $16.8 million and $14.3 million, respectively. For the three months ended March 31, 2024 and 2023, the Company recognized $2.8 million and $1.7 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations.
Income Taxes
The Company determines the income tax provision for interim periods using an estimate of the Company’s annual effective tax rate, applied to year-to-date results, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimated annual effective tax rate, and if the estimated annual effective tax rate changes, a cumulative catch-up adjustment is recorded in that quarter. The Company applied the intra-period tax allocation rules to allocate income taxes between continuing operations and discontinued operations as prescribed in U.S. GAAP, where the tax effect of income (loss) before income taxes from continuing operations is computed without regard to the tax effects of income (loss) before income taxes from the other categories.
Recent Accounting Pronouncements
In November of 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends certain reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Additionally, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in ASU 2023-07 are required to be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2023-07 on the disclosures in its condensed consolidated financial statements.
In December of 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures (“ASU 2023-09”), which amends certain disclosure requirements related to income taxes. The amendments in ASU 2023-09 require public business entities on an annual basis to: (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The amendments in ASU 2023-09 can be applied on a prospective basis or retrospective application. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on the disclosures in its condensed consolidated financial statements.

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
Concentration
The Company contracts with various payors whereby the Company is entitled to monthly PMPM fees to provide a defined range of healthcare services for members attributed to its contracted primary care physicians. The Company generally accepts full financial risk for such members and therefore is responsible for the cost of all healthcare services required by them. Substantially all of the Company’s receivable balances are from a small number of payors. Revenue from Medicare Advantage payors constitutes substantially all of the Company’s total revenue for the three months ended March 31, 2024 and 2023.
The following table provides the Company’s revenue concentration with respect to major payors as a percentage of the Company’s total revenues:

	Three Months Ended March 31,
	2024	2023
Payor A	22%	20%
Payor B	15%	17%
Payor C	14%	13%
Payor D	*	10%
___________________________________________
*Less than 10% of total revenues.
The following table provides the Company’s concentration of credit risk with respect to major payors as a percentage of receivables, net:

	March 31, 2024	December 31, 2023
Payor A	14%	13%
Payor B	14%	11%
Payor C	12%	*
Payor D	13%	21%
___________________________________________
*Less than 10% of total receivables.

NOTE 4. Marketable Securities and Fair Value Measurements
Marketable Securities
The following table summarizes the Company’s marketable securities (in thousands):

	March 31, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Corporate debt securities	$184,107	$63	$(1,547)	$182,623	$234,821	$180	$(1,604)	$233,397
U.S. Treasury notes	126,085	53	(1,402)	124,736	138,329	261	(1,206)	137,384
Other	—	—	—	—	10,000	—	(8)	9,992
	$310,192	$116	$(2,949)	$307,359	$383,150	$441	$(2,818)	$380,773
For the three months ended March 31, 2024, the Company recognized total interest income of $5.4 million, of which $4.0 million was related to its marketable securities investments and $1.4 million was related to interest on cash and cash equivalent balances. For the three months ended March 31, 2023, the Company recognized total interest income of $8.3 million, of which $4.9 million was related to its marketable securities investments and $3.4 million was related to interest on cash and cash equivalent balances.
The following table summarizes the Company’s marketable securities maturity as of March 31, 2024 (in thousands):

Year	Amortized Cost	Fair Value
2024	$92,005	$91,495
2025	176,926	174,802
2026	41,261	41,062
	$310,192	$307,359
The following table summarizes the Company’s marketable securities with gross unrealized losses by security type aggregated by the length of time the investments have been in a continuous unrealized loss position as of March 31, 2024 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable securities:
Corporate debt securities	$50,514	$212	$101,513	$1,335
U.S. Treasury notes	49,359	615	63,494	787
	$99,873	$827	$165,007	$2,122

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
The Company’s unrealized losses from marketable securities as of March 31, 2024 and December 31, 2023 were caused primarily by interest rate increases. The Company does not intend to sell marketable securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. There was no allowance for credit losses on available-for-sale marketable securities at March 31, 2024 and December 31, 2023.
Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, restricted cash and cash equivalents, marketable securities, receivables, other liabilities, accounts payable, certain accrued expenses, and borrowings which consist of a term loan and a revolving credit facility. The carrying values of the financial instruments classified as current in the consolidated balance sheets approximate their fair values due to their short-term maturities. The Company's cash and cash equivalents are classified within Level 1 of the fair value hierarchy. The Company may be required, from time to time, to measure its loans to physician partner groups, primarily in connection with taxes payable on shares distributed to them upon completion of the Company's initial public offering ("IPO"), at fair value on a nonrecurring basis. Such measurements are classified within Level 2 of the fair value hierarchy. The carrying values of the term loan and revolving credit facility are a reasonable estimate of fair value because the interest rates on such borrowings approximate market rates as of the reporting date. Such borrowings are classified within Level 2 of the fair value hierarchy. During the three months ended March 31, 2024 and 2023, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
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

The table below summarizes the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	March 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$—	$182,623	$—	$—	$233,397	$—
U.S. Treasury notes	124,736	—	—	137,384	—	—
Other	—	—	—	9,992	—	—
	$124,736	$182,623	$—	$147,376	$233,397	$—

NOTE 5. Other Assets
The following table summarizes the Company’s other assets (in thousands):

	March 31, 2024	December 31, 2023
Loans to physician partners	$71,561	$71,862
Health plan deposits	2,051	2,051
Equity method investments(1)	53,672	44,753
Right-of-use lease assets	13,092	13,411
Other	15,530	13,235
	$155,906	$145,312
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
Each period, the Company re-examines previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period the claims are settled. The Company’s medical claims payable balance represents management’s best estimate of its liability for unpaid medical costs as of March 31, 2024 and 2023. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.

The following table presents the components of changes in medical claims and related payables (in thousands):

	March 31,
	2024	2023
Medical claims and related payables, beginning of the year	$723,071	$339,749
Components of incurred costs related to:
Current year	1,427,328	872,973
Prior years	16,514	24,599
Discontinued operations - current year	—	71,333
Discontinued operations - prior years	—	3,922
	1,443,842	972,827
Claims paid related to:
Current year	(316,779)	(223,425)
Prior years	(595,250)	(278,688)
Discontinued operations - current year	—	(34,793)
Discontinued operations - prior years	—	(42,140)
	(912,029)	(579,046)
Medical claims and related payables, end of the period	$1,254,884	$733,530
Medical claims and related payables also include $11.8 million and $14.7 million, as of March 31, 2024 and December 31, 2023, respectively, that is recoverable from other parties under risk sharing arrangements and is presented as prepaid expenses and other current assets, net in the condensed consolidated balance sheets. Medical claims and related payables presented in the periods above include immaterial balances related to claims liabilities associated with certain divested California businesses for which the Company has retained the liability for claims incurred prior to the date of divestiture.

NOTE 7. Other Liabilities
The following table summarizes the Company’s other liabilities (in thousands):

	March 31, 2024	December 31, 2023
Other long-term contingencies	$49,000	$49,000
Lease liabilities, long-term	10,618	10,905
Equity method liabilities – CMS ACO Models	2,284	1,199
Other	9,593	9,277
	$71,495	$70,381
As of both March 31, 2024 and December 31, 2023, the Company’s accruals for contingent liabilities related to unasserted claims were $49.0 million. The accrued amounts represent the Company’s estimate of probable losses in accordance with ASC Topic 450, Contingencies.
See Note 14 for equity method liabilities related to the Company's CMS ACO Models investments.

NOTE 8. Debt
On February 18, 2021, the Company executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021 and the Second Amendment to Credit Agreement, dated as of May 25, 2023, the “Credit Facility”). The Credit Facility includes: (i) a $100.0 million secured term loan (the “Secured Term Loan Facility”) and (ii) a $100.0 million senior secured revolving credit facility (the “Secured Revolving Facility”) with a capacity to issue standby letters of credit in certain circumstances up to a maximum of $100.0 million. Subject to specified conditions and receipt of commitments, the Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $50.0 million plus (ii) an additional amount determined in accordance with a formula tied to repayment of certain of the Company’s indebtedness. The maturity date of the Credit Facility is February 18, 2026.
As of March 31, 2024, the Company had $37.5 million outstanding under the Secured Term Loan Facility and availability under the Secured Revolving Facility was $60.7 million, as the Company had outstanding letters of credit totaling $39.3 million. The standby letters of credit are automatically extended without amendment for one-year periods, unless the Company notifies the institution in advance of the expiration date that the letter will be terminated. No amounts have been drawn on the outstanding letters of credit as of March 31, 2024.
Effective with the Second Amendment to Credit Agreement on May 25, 2023, the Company transitioned to the Secured Overnight Financing Rate ("SOFR") as a benchmark interest rate used in the Credit Agreement. At the Company’s option, borrowings under the Credit Agreement can be either: (i) SOFR Rate Loans, (ii) Daily Simple SOFR Rate Loans, or (iii) Base Rate Loans. Daily Simple SOFR Rate Loans and SOFR Rate Loans bear interest at a rate equal to the sum of 3.50% and the higher of (a) SOFR, as defined in the credit agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 2.50% and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month SOFR rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, the Company pays a commitment fee on the unfunded Secured Revolving Facility amount of 0.375%. The Company must also pay customary letter of credit fees. As of March 31, 2024, the effective interest rate on the Secured Term Loan Facility was 9.394%.
The Credit Facility is guaranteed by certain of the Company’s subsidiaries, including those identified as VIEs, and contain customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios. Failure to meet any of these covenants could result in an event of default under the Credit Agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. The Company was in compliance with all covenants under the Credit Facilities.
As of both March 31, 2024 and December 31, 2023, the Company had $25.1 million outstanding surety bonds related to health plan payor risk-bearing capital contributions.

NOTE 9. Commitments and Contingencies
Legal Proceedings
From time to time, the Company is a party to, or has a significant relationship to, legal proceedings, lawsuits, and other claims that arise in the ordinary course of the Company's business. Except as described in this Note 9, the Company is not aware of any other legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company's business, prospects, financial condition, results of operations or cash flows. The Company’s policy is to expense legal costs as they are incurred.
In February and March 2024, three putative class action lawsuits, (1) New England Teamsters Pension Fund v. agilon health, inc. et al., 1:24-cv-00297 (W.D. Tex., March 19, 2024); (2) Hope v. agilon health, inc. et al., 1:24-cv-00305 (W.D. Tex., March 25, 2024); and (3) Indiana Public Retirement System v. agilon health et al., 1:24-cv-02506 (S.D.N.Y., April 2, 2024), were filed. The lawsuits name the Company and certain current and former members of the Company’s executive team and Board of Directors as defendants. The lawsuits generally assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with statements made in the Company’s annual and quarterly reports and earnings releases related to, among other things, the Company’s medical utilization and claims rates, medical margin, incurred but not reported reserve, and profit margins between April 2021 to February 2024. The lawsuits seek compensatory damages, attorney’s fees and other unspecified equitable and/or injunctive relief. The Company is unable to estimate the ultimate individual or aggregate amount of monetary liability or financial impact due to the early stages of the litigation.

NOTE 10. Common Stock
Common Stock
2024. During the three months ended March 31, 2024, the Company issued approximately 2.5 million shares of common stock primarily in connection with exercises and vesting of stock-based awards. Additionally, during the three months ended March 31, 2024, the Company issued approximately 2.0 million shares of common stock to settle liabilities related to the exchange of common stock for reduced physician partner compensation percentage in certain ACO REACH entities.
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
The following table illustrates the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator
Income (loss) from continuing operations	$3,247	$9,951
Noncontrolling interests’ share in (earnings) loss from continuing operations	(30)	63
Net income (loss) attributable to common stockholders before discontinued operations	3,217	10,014
Income (loss) from discontinued operations	(9,281)	6,008
Net income (loss) attributable to common stockholders	$(6,064)	$16,022
Denominator
Weighted average shares outstanding – basic	408,938	413,136
Weighted average shares outstanding – diluted	413,437	426,586
Net income (loss) per share attributable to common stockholders
Net income (loss) per common share from continuing operations, basic and diluted	$0.01	$0.02
Net income (loss) per common share from discontinued operations, basic and diluted	$(0.02)	$0.02
The following table provides the weighted-average potential shares of common stock that were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive (in thousands):

	March 31,
	2024	2023
Stock options	6,616	2,098
Restricted stock units	9,657	4,592

NOTE 12. Goodwill and Amortizable Intangible Assets
As of both March 31, 2024 and December 31, 2023, the Company’s goodwill balance was $24.1 million. There were no events or circumstances that warranted an interim impairment test for goodwill during the three months ended March 31, 2024.
As of March 31, 2024 and December 31, 2023, the Company’s gross carrying amount of amortizable intangible assets was $119.2 million and $108.0 million, with accumulated amortization of $47.1 million and $44.2 million, respectively. For the three months ended March 31, 2024 and 2023, the Company recognized $2.9 million and $1.3 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations.
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

NOTE 13. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information:
Interest paid	$1,069	$1,352
Income taxes paid	227	171
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	326	435
Settlement of liabilities through issuance of stock	15,230	—
The following table summarizes cash, cash equivalents and restricted cash equivalents (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$111,706	$107,570
Restricted cash and equivalents(1)	6,844	6,759
Cash, cash equivalents and restricted cash equivalents	$118,550	$114,329
___________________________________________
(1)Restricted cash and equivalents primarily consist of amounts used as collateral to secure letters of credit that the Company is required to maintain pursuant to contracts with payors.

NOTE 14. Variable Interest Entities
Consolidated Variable Interest Entities
agilon health, inc.’s consolidated assets and liabilities as of March 31, 2024 and December 31, 2023 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to agilon health, inc.
agilon health, inc.’s consolidated assets and liabilities include VIE assets and liabilities as follows (in thousands):

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$59,680	$62,154
Restricted cash equivalents	6,842	6,757
Receivables, net	1,569,319	940,618
Prepaid expenses and other current assets, net	21,926	21,907
Property and equipment, net	1,636	1,754
Intangible assets, net	46,578	25,561
Other assets, net	6,144	6,334
Liabilities
Medical claims and related payables	1,266,651	737,724
Accounts payable and accrued expenses	219,407	188,671
Other liabilities	5,062	4,184
Risk-bearing Entities. At March 31, 2024, the Company operates 34 wholly-owned risk-bearing entities (“RBEs”) for the purpose of entering into risk-bearing contracts with payors. Each RBE’s equity at risk is considered insufficient to finance its activities without additional support, and, therefore, each RBE is considered a VIE. The Company consolidates the RBEs as it has determined that it is the primary beneficiary because it has: (i) the ability to control the activities that most significantly impact the RBEs’ economic performance; and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the RBEs. Specifically, the Company has the unilateral ability and authority, through the RBE governance and management agreements, to make significant decisions about strategic and operating activities of the RBEs, including negotiating and entering into risk-bearing contracts with payors, and approving the RBEs’ annual operating budgets. The Company also has the obligation to fund losses of the RBEs and the right to receive a significant percentage of any financial surplus generated by the RBEs. The assets of the RBEs primarily consist of cash and cash equivalents, receivables, net, intangible assets, net, and other assets. Its obligations primarily consist of medical claims and related payables as well as operating expenses of the RBEs (accounts payable and accrued expenses), including incentive compensation obligations to the Company’s physician partners. On February 18, 2021, the Company executed the Credit Facility, which is guaranteed by certain of the Company’s VIEs. Assets generated by the RBEs (primarily from medical services revenues) may be used, in certain limited circumstances, to settle the Company’s contractual debt obligations.
Unconsolidated Variable Interest Entities
As of March 31, 2024, the Company had 11 equity method investees that were deemed to be VIEs. The Company has determined that the activities that most significantly impact the performance of these VIEs consist of the allocation of resources to and other decisions related to clinical activities and provider contracting decisions. Because the Company does not have the ability to control these activities due to another party’s control of the VIEs’ board of directors, the Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs. The Company provided support to assist its CMS ACO Models investments in obtaining surety bonds related to risk-bearing capital contributions to CMS. As of March 31, 2024 and December 31, 2023, the ACOs had $103.0 million and $38.5 million outstanding surety bonds. The Company's maximum loss exposure as a result of the Company’s involvement with the VIEs cannot be quantified as the Company has the obligation to provide ongoing operational support to the unconsolidated VIEs, as needed.

Equity Method Investments
The following table summarizes the Company’s equity method investees (in thousands):

	March 31, 2024	December 31, 2023
Equity method investments - Other(1)	$9,477	$9,148
Equity method investments - CMS ACO Models(1)	44,195	35,605
Equity method liabilities - CMS ACO Models(2)	(2,284)	(1,199)
___________________________________________
(1)Included in Other assets, net in the condensed consolidated balance sheets.
(2)Included in Other liabilities in the condensed consolidated balance sheets.
The Company is a partner in 10 wholly-owned CMS ACO Models entities in collaboration with 15 of its physician group partners operating in 13 geographies. The combined summarized operating results of the Company’s CMS ACO Models entities are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Medical services revenue	$440,160	$280,529
Medical services expense	(398,792)	(257,477)
Other medical expenses(1)	(25,405)	(15,744)
Income (loss) from operations	9,532	2,001
Net income (loss)(2)	5,631	1,334
___________________________________________
(1)For the three months ended March 31, 2024 and 2023, includes physician incentive expenses of $16.7 million and $9.7 million, respectively.
(2)Included in Income (loss) from equity method investments in the condensed consolidated statements of operations.
The combined summarized balance sheet of the Company’s CMS ACO Models entities are as follows (in thousands):

	March 31, 2024	December 31, 2023
Current assets	$294,399	$174,967
Noncurrent assets	3,341	3,341
Total assets	297,740	178,308
Current and total liabilities	255,829	142,027

NOTE 15. Discontinued Operations
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

The results of discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues:
Medical services revenue	$—	$81,711
Other operating revenue	—	124
Total revenues	—	81,835
Expenses:
Medical services expense	—	75,255
Other medical expenses	—	2,407
General and administrative	518	(2,906)
Depreciation and amortization	—	1,235
Income (loss) from operations	(518)	5,844
Other income (expense), net	—	204
Gain (loss) on sales of assets, net	(8,763)	—
Interest expense	—	(40)
Net income (loss) from discontinued operations attributable to common shares	$(9,281)	$6,008
The following table provides significant non-cash operating items for discontinued operations that are included in the consolidated statements of cash flows for the three months ended March 31, 2023 (in thousands):

Non-cash operating activities from discontinued operations:
Depreciation and amortization	$1,235
Stock-based compensation expense	87

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition, and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. As explained in greater detail under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we are undertaking a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting identified as of December 31, 2023. Our efforts to improve our internal controls are ongoing. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
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
•reliance on our subsidiaries to perform and fund their operations;
•environmental, social, and governance issues;
•our reliance on a limited number of key payors;
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
•our use, disclosure and processing of personally identifiable information, protected health information, and de-identified data;
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
•the material weakness in our internal control over financial reporting and our ability to remediate such material weakness; and
•risks related to other factors discussed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview and Recent Developments
Our business is transforming healthcare by empowering the primary care physicians (“PCPs”) to be the agent for change in the communities they serve. We believe that PCPs, with their intimate patient-physician relationships, are best positioned to drive meaningful change in quality, cost, and patient experience when provided with the right infrastructure and payment model. Through our combination of the agilon platform, a long-term partnership model with existing physician groups and a growing network of like-minded physicians, we are poised to revolutionize healthcare for seniors across communities throughout the United States. Our purpose-built model provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. Our model operates by forming risk-bearing entities (“RBEs”) within local geographies, that enter into arrangements with payors providing for monthly payments to manage the total healthcare needs of our physician partners’ attributed patients (or, global capitation arrangements). The RBEs also contract with agilon to perform certain functions and enter into long-term professional service agreements with one or more anchor physician groups pursuant to which the anchor physician groups receive a base compensation rate and share in the savings from successfully improving quality of care and reducing costs.
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
First Quarter 2024 Results:
•Medicare Advantage members of approximately 522,800 as of March 31, 2024 increased 43% from March 31, 2023.
•CMS ACO Models attributed beneficiaries of approximately 131,000 as of March 31, 2024 increased 48% from March 31, 2023.
•Total revenue of $1.6 billion increased 52% from the first quarter of 2023.
•Gross profit of $75 million, compared to $73 million in the first quarter of 2023.
•Medical margin of $157 million, compared to $156 million in the first quarter of 2023.
•Net loss of $6 million, compared to net income of $16 million in the first quarter of 2023.
•Adjusted EBITDA of $29 million in the first quarter compared to $24 million in the first quarter 2023.
Membership Details
Medicare Advantage members increased 43% from March 31, 2023, which includes contributions from new geographies and growth within geographies existing prior to 2023. Total members live on the platform includes 522,800 Medicare Advantage members and 131,000 attributed CMS ACO Models beneficiaries.
Average Medicare Advantage membership was 518,400 during the first quarter of 2024.

Key Financial and Operating Metrics
All of our key metrics exclude historical results from our Hawaii operations (which are included as discontinued operations in our condensed consolidated financial statements).
We monitor the following key financial and operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business (dollars in thousands):

	As of and For the
	Three Months Ended March 31,
	2024	2023	% Change
MA members	522,800	365,700	43
Medical services revenue	$1,601,195	$1,053,119	52
Gross profit	$75,088	$73,123	3
Medical margin(1)	$157,353	$155,547	1
Platform support costs	$45,712	$43,292	6
Net income (loss)	$(6,034)	$15,959	(138)
Adjusted EBITDA(1)	$29,054	$24,038	21
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
Medical Services Revenue
Our medical services revenue consists of capitation revenue under contracts with various payors. Under the typical capitation arrangement, we are entitled to per member per month ("PMPM") fees to provide a defined range of healthcare services for MA health plan members through our contracted physician partners and affiliated PCPs. Such fees are typically based on a defined percentage of corresponding premium that payors receive from the Centers for Medicare & Medicaid Services' (“CMS”). We recognize capitation revenue over the period eligible members are entitled to receive healthcare services.
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
The following table presents our gross profit (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Total revenues	$1,604,354	$1,054,312
Medical services expense	(1,443,842)	(897,572)
Other medical expenses(1)	(85,424)	(83,617)
Gross profit	$75,088	$73,123
___________________________________________

(1)Represents physician compensation expense related to surplus sharing and other care management expenses that help to create medical cost efficiency. Includes costs in geographies that are in implementation and are not yet generating revenue and investments to grow existing markets. For the three months ended March 31, 2024 and 2023, costs incurred in implementing geographies were $0.6 million and $2.3 million, respectively.
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

	Three Months Ended March 31,
	2024	2023
Platform support costs	$45,712	$43,292
% of Revenue	3%	4%
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
Medical services revenue constitutes substantially all of our total revenue for the three months ended March 31, 2024 and 2023.

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
Other Income (Expense)
Income (loss) from equity method investments
Income (loss) from equity method investments consists primarily of income associated with our participation in the CMS Shared Savings Program (“MSSP”), along with its existing participation in the Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model, (collectively, “CMS ACO Models”).
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
Total Discontinued Operations
Total discontinued operations consist of the results of our Hawaii operations. For certain of our divestiture transactions, we continue to be responsible for any liabilities arising from the business that were incurred prior to the closing date of such transaction, including any fines, penalties, and other sanctions, the payment of claims for medical services incurred prior to the effective date of each transaction, a liability for unrecognized tax benefits for which we are indemnified, and other contingent liabilities that we currently believe are remote. For additional discussion, see Note 15 to the Condensed Consolidated Financial Statements.
Results of Operations
The following table summarizes key components of our results of operations (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues:
Medical services revenue	$1,601,195	$1,053,119
Other operating revenue	3,159	1,193
Total revenues	1,604,354	1,054,312
Expenses:
Medical services expense	1,443,842	897,572
Other medical expenses	85,424	83,617
General and administrative (including noncash stock-based compensation expense of $16,909 and $13,585, respectively)	76,422	69,752
Depreciation and amortization	5,844	2,954
Total expenses	1,611,532	1,053,895
Income (loss) from operations	(7,178)	417
Other income (expense):
Income (loss) from equity method investments	5,684	1,376
Other income (expense), net	5,892	7,892
Interest expense	(1,284)	(1,493)
Income (loss) before income taxes	3,114	8,192
Income tax benefit (expense)	133	1,759
Income (loss) from continuing operations	3,247	9,951
Discontinued operations:
Income (loss) before gain (loss) on sales	(518)	6,008
Gain (loss) on sales of assets, net	(8,763)	—
Total discontinued operations	(9,281)	6,008
Net income (loss)	(6,034)	15,959
Noncontrolling interests’ share in (earnings) loss	(30)	63
Net income (loss) attributable to common shares	$(6,064)	$16,022

The following table summarizes our results of operations as a percentage of total revenues:

	Three Months Ended March 31,
	2024	2023
Revenues:
Medical services revenue	100%	100%
Other operating revenue	—	—
Total revenues	100	100
Expenses:
Medical services expense	90	85
Other medical expenses	5	8
General and administrative (including noncash stock-based compensation expense of 1% and 1%, respectively)	5	7
Depreciation and amortization	—	—
Total expenses	100	100
Income (loss) from operations	—	—
Other income (expense):
Income (loss) from equity method investments	—	—
Other income (expense), net	—	1
Interest expense	—	—
Income (loss) before income taxes	—	1
Income tax benefit (expense)	—	—
Income (loss) from continuing operations	—	1
Discontinued operations:
Income (loss) before gain (loss) on sales	—	1
Gain (loss) on sales of assets, net	(1)	—
Total discontinued operations	(1)	1
Net income (loss)	—	2
Noncontrolling interests’ share in (earnings) loss	—	—
Net income (loss) attributable to common shares	—%	2%
Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
Medical Services Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Medical services revenue	$1,601,195	$1,053,119	$548,076	52%
% of total revenues	100%	100%
Medical services revenue increased for the three months ended March 31, 2024 due primarily to growth in average membership of 43%, which was attributable to seven new geographies that began to generate revenue in 2024 and growth in our existing geographies. The increase in medical services revenue for the three months ended March 31, 2024 was also driven, to a lesser extent, by an increase in PMPM capitation rates of 7%.
Medical Services Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Medical services expense	$1,443,842	$897,572	$546,270	61%
% of total revenues	90%	85%
Medical services expense increased for the three months ended March 31, 2024 due primarily to growth in average membership of 43%, which was attributable to seven new geographies that became operational in 2024 and growth in our existing geographies. The increase in medical services expense for the three months ended March 31, 2024 was also driven, to a lesser extent, by an increase in average medical services expense per member of 13%.
Other Medical Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Other medical expenses	$85,424	$83,617	$1,807	2%
% of total revenues	5%	8%
Other medical expenses increased by $1.8 million, or 2%, for the three months ended March 31, 2024 compared to 2023. Partner physician incentive expense decreased by $7.9 million to $49.8 million in 2024 compared to $57.7 million in 2023. Other provider costs increased by $11.4 million to $35.0 million in 2024 compared to $23.6 million in 2023, resulting from the increase in the number of geographies and members on our platform. Other provider costs for the three months ended March 31, 2024 include $0.6 million of costs related to geographies that are expected to become operational in January 2025, while other provider costs for the three months ended March 31, 2023 include $2.3 million of costs related to geographies that became operational in 2024.
General and Administrative

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
General and administrative	$76,422	$69,752	$6,670	10%
% of total revenues	5%	7%
General and administrative expenses increased $6.7 million, or 10%, for the three months ended March 31, 2024 compared to 2023. Operating costs to support our live geographies and enterprise functions (platform support costs) increased by $2.4 million to $45.7 million in 2024 compared to $43.3 million in 2023 due primarily to growth in operating costs incurred to support geographies that became operational in 2024. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased to 3% for the three months ended March 31, 2024 compared to 4% for the same period in 2023. Investments to support geography entry increased to $10.5 million in 2024, compared to $9.3 million in 2023 due to increased costs associated with our geographies that are expected to become operational in the following calendar year and expansion into existing geographies. Stock-based compensation expense increased $3.3 million in 2024 primarily due to the granting of certain stock-based instruments to third parties after the first quarter of 2023.

Income (loss) from equity method investments

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Income (loss) from equity method investments	$5,684	$1,376	$4,308	313%
% of total revenues	—%	—%
Income (loss) from equity method investments increased $4.3 million, or 313%, for the three months ended March 31, 2024 compared to 2023 primarily from two new equity investments that began to generate revenue in 2024 and growth in our existing CMS ACO Models investments.
Other income (expense), net

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Other income (expense), net	$5,892	$7,892	$(2,000)	(25)%
% of total revenues	—%	1%
Other income (expense), net decreased $2.0 million, or 25%, for the three months ended March 31, 2024 compared to 2023 primarily from interest income as a result of the maturities of various marketable securities investments.
Total Discontinued Operations

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Total discontinued operations	$(9,281)	$6,008	$(15,289)	(254)%
% of total revenues	(1)%	1%
Total discontinued operations is related to the sale of our Hawaii operations in October 2023. Total discontinued operations for the three months ended March 31, 2024 is primarily related to loss on sale of our Hawaii operations compared to income from discontinued operations for the three months ended March 31, 2023.
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
The following table sets forth a reconciliation of gross profit to medical margin using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Gross profit(1)	$75,088	$73,123
Other operating revenue	(3,159)	(1,193)
Other medical expenses	85,424	83,617
Medical margin	$157,353	$155,547
___________________________________________
(1)Gross profit is defined as total revenues less medical services expense and other medical expenses.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(6,034)	$15,959
(Income) loss from discontinued operations, net of income taxes	9,281	(6,008)
Interest expense	1,284	1,493
Income tax expense (benefit)	(133)	(1,759)
Depreciation and amortization	5,844	2,954
Severance and related costs	2,415	188
Stock-based compensation expense	16,909	13,585
EBITDA adjustments related to equity method investments	3,902	1,967
Other(1)	(4,414)	(4,341)
Adjusted EBITDA	$29,054	$24,038
___________________________________________
(1)Includes interest income and transaction-related costs.

Liquidity and Capital Resources
We have historically financed our operations primarily through funds generated from our capitation arrangements with payors, issuances of equity securities, and borrowings under credit agreements. We generally invest any excess cash in money market accounts, which are classified as cash equivalents, and marketable securities. Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet the cash flow needs of our business operations, and attainment of a competitive return. As of March 31, 2024, we had cash and cash equivalents and restricted cash and equivalents of $118.6 million and investments in marketable securities of $307.4 million.
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
Based on our planned operations, we believe that our existing cash and cash equivalents, investments in marketable securities, as well as available borrowing capacity under the Credit Facility (defined below), will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future. We have based these estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we expect.
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

Our ability to pay dividends to holders of our common stock is significantly limited as a practical matter by our growth plans as well as the Credit Facility insofar as we may seek to pay dividends out of funds made available to us by agilon health management, inc. (“agilon management”) or its subsidiaries because the Credit Facility restricts agilon management’s ability to pay dividends or make loans to us. The borrower on the Credit Facility is agilon management, our wholly-owned subsidiary. The Credit Facility is guaranteed by certain of our subsidiaries, including those identified as variable interest entities, and contain customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios.
As of March 31, 2024, we had $25.1 million outstanding surety bonds related to health plan payor risk-bearing capital contributions.
Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows. The following table sets forth changes in cash flows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Net cash provided by (used in) operating activities	$(47,776)	$(60,811)	$13,035
Net cash provided by (used in) investing activities	51,438	(50,814)	102,252
Net cash provided by (used in) financing activities	559	8,339	(7,780)
Net Cash Provided By (Used In) Operating Activities
Net cash used in operating activities was $47.8 million for the three months ended March 31, 2024 compared to $60.8 million for the three months ended March 31, 2023. The decrease in net cash used in operating activities was primarily as a result of the timing of settlements with payors from new and existing geographies. Our cash flow from operations is dependent upon the number of members on our platform, the timing of settlements with payors, and the level of operating and general and administrative expenses necessary to operate and grow our business, among other factors.
Net Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities was $51.4 million for the three months ended March 31, 2024 compared to net cash used in investing activities of $50.8 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, we received proceeds from the maturities of marketable securities of $74.5 million. During the three months ended March 31, 2023, we completed the acquisition of My Personal Health Record Express, Inc. for $44.4 million.
Net Cash Provided By (Used In) Financing Activities
Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2024 compared to $8.3 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, we received proceeds from stock option exercises of $1.8 million compared to $9.6 million for the three months ended March 31, 2023.
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

Effective with the Second Amendment to Credit Agreement on May 25, 2023, we transitioned to the Secured Overnight Financing Rate ("SOFR") as a benchmark interest rate used in the Credit Agreement. At our option, borrowings under the Credit Facilities, as defined in the credit agreement, can be either: (i) SOFR Rate Loans, (ii) Daily Simple SOFR Rate Loans, or (iii) Base Rate Loans. Daily Simple SOFR Rate Loans and SOFR Rate Loans bear interest at a rate equal to the sum of 3.50% and the higher of (a) SOFR, as defined in the credit agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 2.50% and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month SOFR rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, we pay a commitment fee on the unfunded 2021 Revolving Credit Facility amount of 0.375%. We must also pay customary letter of credit fees.
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
Equity
As of March 31, 2024, we had 410.8 million shares of common stock outstanding. See Note 10 to the Condensed Consolidated Financial Statements for additional information about our equity transactions.
Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our historical experience, known trends and events, and various other assumptions that we believe are reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in Part II, Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies” and Note 2 to the Condensed Consolidated Financial Statements. There have been no significant changes to our critical accounting policies during 2024.
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
We held cash, cash equivalents, restricted cash equivalents, and marketable securities of $425.9 million and $495.1 million as of March 31, 2024 and December 31, 2023, respectively, consisting of bank deposits, certificates of deposits, money market funds, U.S. Treasury notes, and corporate debt securities. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our marketable securities. Declines in interest rates over time will reduce our investment income. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, although we continue to work to remediate the material weakness in internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2023, and progress has been made to date, our CEO and CFO have concluded that the disclosure controls and procedures related to this material weakness were not effective as of March 31, 2024.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.
Changes in Internal Control Over Financial Reporting. Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting
As explained in greater detail under Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we are undertaking a broad range of remedial procedures to address the material weakness in our internal control over financial reporting identified as of December 31, 2023. Our efforts to improve our internal controls are ongoing. Therefore, while we determined, with the participation of our CEO and CFO, that there have been no changes in our internal control over financial reporting in the three-month period ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continue to monitor the operation of these remedial measures through the date of this report.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See the “Legal Proceedings” section of Note 9 to the Condensed Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the risk factors disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)
None.
(b)
None.
(c)
None.
Item 5. Other Information
On March 15, 2024, Veeral Desai, the registrant’s Chief Strategy and Development Officer, adopted a Rule 10b5-1 plan intended to satisfy the affirmative defense of SEC Rule 10b5-1(c). The trading plan commences June 15, 2024, ends August 30, 2024 and covers 1,000,000 options to purchase common stock of the registrant.

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

Date: May 7, 2024	agilon health, inc.

(Registrant)

/s/ TIMOTHY S. BENSLEY
Timothy S. Bensley
Chief Financial Officer
(Principal Financial Officer)