Form 10-Q
period 2024-06-30
agilon health, inc.
filed 2024-08-06
CIK 1831097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
At August 1, 2024, there were 411,482,837 shares of the registrant’s $0.01 par value common stock outstanding.

agilon health, inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
agilon health, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,490	$107,570
Restricted cash and equivalents	6,846	6,759
Marketable securities	291,622	380,773
Receivables, net	1,437,040	942,461
Prepaid expenses and other current assets, net	39,012	42,513
Total current assets	1,884,010	1,480,076
Property and equipment, net	27,821	27,576
Intangible assets, net	74,821	63,769
Goodwill	24,133	24,133
Other assets	152,530	145,312
Total assets	$2,163,315	$1,740,866
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Medical claims and related payables	$1,097,664	$737,724
Accounts payable and accrued expenses	280,899	233,182
Current portion of long-term debt	8,750	6,250
Total current liabilities	1,387,313	977,156
Long-term debt, net of current portion	27,360	32,308
Other liabilities	72,775	70,381
Total liabilities	1,487,448	1,079,845

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 411,447 and 406,387 shares issued and outstanding, respectively	4,114	4,064
Additional paid-in capital	2,038,540	1,986,899
Accumulated deficit	(1,363,572)	(1,326,826)
Accumulated other comprehensive income (loss)	(2,447)	(2,298)
Total agilon health, inc. stockholders' equity (deficit)	676,635	661,839
Noncontrolling interests	(768)	(818)
Total stockholders’ equity (deficit)	675,867	661,021
Total liabilities and stockholders’ equity (deficit)	$2,163,315	$1,740,866
The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as agilon health, inc., together with its consolidated subsidiaries and VIEs (the “Company”), is the primary beneficiary of these VIEs. The condensed consolidated balance sheets include total assets that can only be used to settle obligations of the Company’s consolidated VIEs totaling $1.60 billion and $1.07 billion as of June 30, 2024 and December 31, 2023, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $1.36 billion and $930.6 million as of June 30, 2024 and December 31, 2023, respectively. See Note 14 for additional details.
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Medical services revenue	$1,479,579	$1,067,234	$3,080,774	$2,120,353
Other operating revenue	3,179	1,881	6,338	3,074
Total revenues	1,482,758	1,069,115	3,087,112	2,123,427
Expenses:
Medical services expense	1,374,060	932,823	2,817,902	1,830,395
Other medical expenses	76,523	81,716	161,947	165,333
General and administrative (including noncash stock-based compensation expense of $18,207, $19,446, $35,116, and $33,031, respectively)	69,612	79,254	146,034	149,006
Depreciation and amortization	5,907	4,279	11,751	7,233
Total expenses	1,526,102	1,098,072	3,137,634	2,151,967
Income (loss) from operations	(43,344)	(28,957)	(50,522)	(28,540)
Other income (expense):
Income (loss) from equity method investments	9,955	8,472	15,639	9,848
Other income (expense), net	4,841	7,087	10,733	14,979
Interest expense	(1,697)	(1,555)	(2,981)	(3,048)
Income (loss) before income taxes	(30,245)	(14,953)	(27,131)	(6,761)
Income tax benefit (expense)	(417)	(1,073)	(284)	686
Income (loss) from continuing operations	(30,662)	(16,026)	(27,415)	(6,075)
Discontinued operations:
Income (loss) before gain (loss) on sales	—	(769)	(518)	5,239
Gain (loss) on sales of assets, net	—	—	(8,763)	—
Total discontinued operations	—	(769)	(9,281)	5,239
Net income (loss)	(30,662)	(16,795)	(36,696)	(836)
Noncontrolling interests’ share in (earnings) loss	(20)	46	(50)	109
Net income (loss) attributable to common shares	$(30,682)	$(16,749)	$(36,746)	$(727)

Net income (loss) per common share, basic and diluted
Continuing operations	$(0.07)	$(0.04)	$(0.07)	$(0.01)
Discontinued operations	$—	$—	$(0.02)	$0.01
Weighted average shares outstanding
Basic	411,271	410,338	409,152	411,748
Diluted	411,271	410,338	409,152	411,748

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(30,662)	$(16,795)	$(36,696)	$(836)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	325	(2,768)	(132)	(872)
Foreign currency translation adjustment	(25)	(52)	(17)	63
Total comprehensive income (loss)	(30,362)	(19,615)	(36,845)	(1,645)
Comprehensive (income) loss attributable to noncontrolling interests	(20)	46	(50)	109
Total comprehensive income (loss) attributable to agilon health, inc.	$(30,382)	$(19,569)	$(36,895)	$(1,536)
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)
For the three months ended June 30, 2024:

	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
April 1, 2024	410,843	$4,108	$2,020,803	$(1,332,890)	$(2,747)	$(788)	$688,486
Net income (loss)	—	—	—	(30,682)	—	20	(30,662)
Other comprehensive income (loss)	—	—	—	—	300	—	300
Exercise of stock options	42	1	170	—	—	—	171
Vesting of restricted stock units	690	6	(6)	—	—	—	—
Shares withheld related to net share settlement	(128)	(1)	(634)	—	—	—	(635)
Stock-based compensation expense	—	—	18,207	—	—	—	18,207
June 30, 2024	411,447	$4,114	$2,038,540	$(1,363,572)	$(2,447)	$(768)	$675,867
For the three months ended June 30, 2023:

	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
April 1, 2023	414,465	$4,145	$2,130,126	$(1,048,208)	$(3,549)	$(674)	$1,081,840
Net income (loss)	—	—	—	(16,749)	—	(46)	(16,795)
Other comprehensive income (loss)	—	—	—	—	(2,820)	—	(2,820)
Exercise of stock options	265	2	926	—	—	—	928
Vesting of restricted stock units	373	4	(4)	—	—	—	—
Shares withheld related to net share settlement	(61)	(1)	(1,714)	—	—	—	(1,715)
Common stock repurchase	(9,615)	(96)	(201,468)	—	—	—	(201,564)
Stock-based compensation expense	—	—	19,572	—	—	—	19,572
June 30, 2023	405,427	$4,054	$1,947,438	$(1,064,957)	$(6,369)	$(720)	$879,446

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)
For the six months ended June 30, 2024:

	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2024	406,387	$4,064	$1,986,899	$(1,326,826)	$(2,298)	$(818)	$661,021
Net income (loss)	—	—	—	(36,746)	—	50	(36,696)
Other comprehensive income (loss)	—	—	—	—	(149)	—	(149)
Exercise of stock options	1,476	15	2,611	—	—	—	2,626
Vesting of restricted stock units	1,860	17	(17)	—	—	—	—
Shares withheld related to net share settlement	(250)	(2)	(1,279)	—	—	—	(1,281)
Issuance of common stock	1,974	20	15,210	—	—	—	15,230
Stock-based compensation expense	—	—	35,116	—	—	—	35,116
June 30, 2024	411,447	$4,114	$2,038,540	$(1,363,572)	$(2,447)	$(768)	$675,867
For the six months ended June 30, 2023:

	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2023	412,385	$4,124	$2,106,886	$(1,064,230)	$(5,560)	$(611)	$1,040,609
Net income (loss)	—	—	—	(727)	—	(109)	(836)
Other comprehensive income (loss)	—	—	—	—	(809)	—	(809)
Exercise of stock options	2,267	22	10,523	—	—	—	10,545
Vesting of restricted stock units	452	5	(5)	—	—	—	—
Shares withheld related to net share settlement	(62)	(1)	(1,742)	—	—	—	(1,743)
Common stock repurchase	(9,615)	(96)	(201,468)	—	—	—	(201,564)
Stock-based compensation expense	—	—	33,244	—	—	—	33,244
June 30, 2023	405,427	$4,054	$1,947,438	$(1,064,957)	$(6,369)	$(720)	$879,446

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(36,696)	$(836)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,751	9,704
Stock-based compensation expense	35,116	33,244
Loss (income) from equity method investments	(15,639)	(9,848)
Distributions of earnings from equity method investments	3,340	—
(Gain) loss on sale of assets, net and impairments	3,784	—
Other noncash items	(837)	(2,322)
Changes in operating assets and liabilities:	(67,312)	(111,957)
Net cash provided by (used in) operating activities	(66,493)	(82,015)
Cash flows from investing activities:
Purchase of property and equipment	(6,451)	(7,811)
Purchase of intangible assets	(17,893)	(1,837)
Investment in loans receivable and other	(9,742)	(8,468)
Investments in marketable securities	(12,006)	(65,568)
Proceeds from maturities of marketable securities and other	115,747	97,269
Net cash paid in business combination	—	(44,367)
Net cash provided by (used in) investing activities	69,655	(30,782)
Cash flows from financing activities:
Proceeds from equity issuances, net	1,345	8,802
Common stock repurchase	—	(200,000)
Repayments of long-term debt	(2,500)	(2,500)
Net cash provided by (used in) financing activities	(1,155)	(193,698)
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	2,007	(306,495)
Cash, cash equivalents and restricted cash and equivalents from continuing operations, beginning of period	114,329	475,912
Cash, cash equivalents and restricted cash and equivalents from discontinued operations, beginning of period	—	31,768
Cash, cash equivalents and restricted cash and equivalents, beginning of period	114,329	507,680
Cash, cash equivalents and restricted cash and equivalents from continuing operations, end of period	116,336	184,550
Cash, cash equivalents and restricted cash and equivalents from discontinued operations, end of period	—	16,635
Cash, cash equivalents and restricted cash and equivalents, end of period	$116,336	$201,185
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Business
Description of Business
agilon health, inc., through its partnerships and platform, provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. As of June 30, 2024, the Company, through its contracted physician networks, provided care to approximately 512,800 Medicare Advantage members enrolled with private health plans. Beginning January 1, 2024, the Company expanded its operations into: (i) Lexington, Kentucky and (ii) Augusta, Georgia, along with additional partnerships in the Company’s existing Texas, Pennsylvania, and Michigan markets. Additionally, beginning January 1, 2024, the Company began participating in the Centers for Medicare & Medicaid Services' (“CMS”) Medicare Shared Savings Program (“MSSP”), along with its existing participation in the Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model, (collectively, “CMS ACO Models”) through its equity method investments.
See Note 14 for additional discussions related to the Company’s involvement with VIEs.
The Company’s largest shareholder is an investment fund associated with Clayton Dubilier & Rice, LLC (“CD&R”), a private equity firm. All funds affiliated with CD&R are considered related parties.

NOTE 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of agilon health, inc., its wholly-owned subsidiaries, and both joint ventures and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments unless otherwise indicated), which the Company considers necessary to present fairly its financial position, results of operations, and cash flows, have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
Property and Equipment
As of June 30, 2024 and December 31, 2023, the Company’s gross carrying amount of property and equipment was $47.3 million and $41.9 million, with accumulated depreciation of $19.5 million and $14.3 million, respectively. For the three months ended June 30, 2024 and 2023, the Company recognized $2.9 million and $1.8 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations. For the six months ended June 30, 2024 and 2023, the Company recognized $5.8 million and $3.5 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations.
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
Concentration
The Company contracts with various payors whereby the Company is entitled to monthly PMPM fees to provide a defined range of healthcare services for members attributed to its contracted primary care physicians. The Company generally accepts full financial risk for such members and therefore is responsible for the cost of all healthcare services required by them. Substantially all of the Company’s receivable balances are from a small number of payors. Revenue from Medicare Advantage payors constitutes substantially all of the Company’s total revenue for the three and six months ended June 30, 2024 and 2023.
The following table provides the Company’s revenue concentration with respect to major payors as a percentage of the Company’s total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Payor A	22%	23%	22%	21%
Payor B	19%	15%	17%	16%
Payor C	*	14%	*	13%
Payor D	*	11%	*	11%
___________________________________________
*Less than 10% of total revenues.
The following table provides the Company’s concentration of credit risk with respect to major payors as a percentage of receivables, net:

	June 30, 2024	December 31, 2023
Payor A	12%	13%
Payor B	16%	11%
Payor D	14%	21%
During the second quarter ended June 30, 2024, the Company completed the termination of certain payor contracts. As a result, during the three months ended June 30, 2024, a reduction of $55.9 million is included in medical services revenue from selected payor contract terminations that were retroactively effective January 1, 2024.

NOTE 4. Marketable Securities and Fair Value Measurements
Marketable Securities
The following table summarizes the Company’s marketable securities (in thousands):

	June 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Corporate debt securities	$168,357	$26	$(1,317)	$167,066	$234,821	$180	$(1,604)	$233,397
U.S. Treasury notes	125,774	11	(1,229)	124,556	138,329	261	(1,206)	137,384
Other	—	—	—	—	10,000	—	(8)	9,992
	$294,131	$37	$(2,546)	$291,622	$383,150	$441	$(2,818)	$380,773
For the three months ended June 30, 2024, the Company recognized total interest income of $4.8 million, of which $3.3 million was related to its marketable securities investments and $1.5 million was related to interest on cash and cash equivalent balances. For the three months ended June 30, 2023, the Company recognized total interest income of $7.2 million, of which $4.8 million was related to its marketable securities investments and $2.4 million was related to interest on cash and cash equivalent balances. For the six months ended June 30, 2024, the Company recognized total interest income of $10.2 million, of which $7.2 million was related to its marketable securities investments and $3.0 million was related to interest on cash and cash equivalent balances. For the six months ended June 30, 2023, the Company recognized total interest income of $15.5 million, of which $9.6 million was related to its marketable securities investments and $5.9 million was related to interest on cash and cash equivalent balances.
The following table summarizes the Company’s marketable securities maturity as of June 30, 2024 (in thousands):

Year	Amortized Cost	Fair Value
2024	$63,282	$63,063
2025	177,274	175,292
2026	53,575	53,267
	$294,131	$291,622
The following table summarizes the Company’s marketable securities with gross unrealized losses by security type aggregated by the length of time the investments have been in a continuous unrealized loss position as of June 30, 2024 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable securities:
Corporate debt securities	$29,142	$115	$109,829	$1,202
U.S. Treasury notes	24,062	109	88,538	1,120
	$53,204	$224	$198,367	$2,322

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
The Company’s unrealized losses from marketable securities as of June 30, 2024 and December 31, 2023 were caused primarily by interest rate increases. The Company does not intend to sell marketable securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. There was no allowance for credit losses on available-for-sale marketable securities at June 30, 2024 or December 31, 2023.
Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, restricted cash and cash equivalents, marketable securities, receivables, other liabilities, accounts payable, certain accrued expenses, and borrowings which consist of a term loan and a revolving credit facility. The carrying values of the financial instruments classified as current in the consolidated balance sheets approximate their fair values due to their short-term maturities. The Company's cash and cash equivalents are classified within Level 1 of the fair value hierarchy. The Company may be required, from time to time, to measure its loans to physician partner groups, primarily in connection with taxes payable on shares distributed to them upon completion of the Company's initial public offering ("IPO"), at fair value on a nonrecurring basis. Such measurements are classified within Level 2 of the fair value hierarchy. The carrying values of the term loan and revolving credit facility are a reasonable estimate of fair value because the interest rates on such borrowings approximate market rates as of the reporting date. Such borrowings are classified within Level 2 of the fair value hierarchy. During the three and six months ended June 30, 2024 and 2023, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
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

The table below summarizes the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	June 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$—	$167,066	$—	$—	$233,397	$—
U.S. Treasury notes	124,556	—	—	137,384	—	—
Other	—	—	—	9,992	—	—
	$124,556	$167,066	$—	$147,376	$233,397	$—

NOTE 5. Other Assets
The following table summarizes the Company’s other assets (in thousands):

	June 30, 2024	December 31, 2023
Loans to physician partners	$71,385	$71,862
Health plan deposits	2,051	2,051
Equity method investments(1)	51,008	44,753
Right-of-use lease assets	12,626	13,411
Other	15,460	13,235
	$152,530	$145,312
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

NOTE 6. Medical Claims and Related Payables
Medical services expense represents costs incurred for medical services provided to members by physicians, hospitals and other ancillary providers for which the Company is financially responsible and are paid by payors with whom the Company has contracted. Medical services expenses are recognized in the period in which services are provided and include estimates of claims that have been incurred but have either not yet been received, processed, or paid and as such, not reported.
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
Each period, the Company re-examines previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period the claims are settled. The Company’s medical claims payable balance represents management’s best estimate of its liability for unpaid medical costs as of June 30, 2024 and 2023. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.

The following table presents the components of changes in medical claims and related payables (in thousands):

	June 30,
	2024	2023
Medical claims and related payables, beginning of the year	$723,071	$339,748
Components of incurred costs related to:
Current year	2,802,803	1,790,634
Prior years	15,099	39,761
Discontinued operations - current year	—	146,585
Discontinued operations - prior years	—	4,581
	2,817,902	1,981,561
Claims paid related to:
Current year	(1,806,692)	(774,743)
Prior years	(650,106)	(304,682)
Discontinued operations - current year	—	(107,907)
Discontinued operations - prior years	—	(47,017)
	(2,456,798)	(1,234,349)
Medical claims and related payables, end of the period	$1,084,175	$1,086,960
Medical claims and related payables also include $13.5 million and $14.7 million, as of June 30, 2024 and December 31, 2023, respectively, that is recoverable from other parties under risk sharing arrangements and is presented as prepaid expenses and other current assets, net in the condensed consolidated balance sheets.
During the second quarter ended June 30, 2024, the Company completed the termination of certain payor contracts. As a result, during the three months ended June 30, 2024, a reduction of $54.3 million is included in medical services expense from selected payor contract terminations that were retroactively effective January 1, 2024.

NOTE 7. Other Liabilities
The following table summarizes the Company’s other liabilities (in thousands):

	June 30, 2024	December 31, 2023
Other long-term contingencies	$49,000	$49,000
Lease liabilities, long-term	10,063	10,905
Equity method liabilities – CMS ACO Models	4,895	1,199
Other	8,817	9,277
	$72,775	$70,381
As of both June 30, 2024 and December 31, 2023, the Company’s accruals for contingent liabilities related to unasserted claims were $49.0 million. The accrued amounts represent the Company’s estimate of probable losses in accordance with ASC Topic 450, Contingencies.
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
As of June 30, 2024, the Company had $36.2 million outstanding under the Secured Term Loan Facility and availability under the Secured Revolving Facility was $51.4 million, as the Company had outstanding letters of credit totaling $48.6 million. The standby letters of credit are automatically extended without amendment for one-year periods, unless the Company notifies the institution in advance of the expiration date that the letter will be terminated. No amounts have been drawn on the outstanding letters of credit as of June 30, 2024.
Effective with the Second Amendment to Credit Agreement on May 25, 2023, the Company transitioned to the Secured Overnight Financing Rate ("SOFR") as a benchmark interest rate used in the Credit Agreement. At the Company’s option, borrowings under the Credit Agreement can be either: (i) SOFR Rate Loans, (ii) Daily Simple SOFR Rate Loans, or (iii) Base Rate Loans. Daily Simple SOFR Rate Loans and SOFR Rate Loans bear interest at a rate equal to the sum of 3.50% and the higher of (a) SOFR, as defined in the credit agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 2.50% and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month SOFR rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, the Company pays a commitment fee on the unfunded Secured Revolving Facility amount of 0.375%. The Company must also pay customary letter of credit fees. As of June 30, 2024, the effective interest rate on the Secured Term Loan Facility was 9.376%.
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
As of both June 30, 2024 and December 31, 2023, the Company had $25.1 million outstanding surety bonds related to health plan payor risk-bearing capital contributions.

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

NOTE 10. Common Stock
Common Stock
2024. During the three months ended June 30, 2024, the Company issued approximately 0.6 million shares of common stock primarily in connection with exercises and vesting of stock-based awards. During the six months ended June 30, 2024, the Company issued approximately 3.1 million shares of common stock primarily in connection with exercises and vesting of stock-based awards. Additionally, during the six months ended June 30, 2024, the Company issued approximately 2.0 million shares of common stock to settle liabilities related to the exchange of common stock for reduced physician partner compensation percentage in certain ACO REACH entities.
2023. During the three months ended June 30, 2023, the Company issued approximately 0.6 million shares of common stock primarily in connection with exercises and vesting of stock-based awards. During the six months ended June 30, 2023, the Company issued approximately 2.7 million shares of common stock primarily in connection with exercises and vesting of stock-based awards.
On May 18, 2023, the Company repurchased and retired approximately 9.6 million shares of common stock pursuant to an underwritten secondary public offering of approximately 94.6 million shares of its common stock sold by CD&R. The Company paid approximately $20.80 per share, which is the same per share price paid by the underwriters to CD&R in the offering.

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
The following table illustrates the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Income (loss) from continuing operations	$(30,662)	$(16,026)	$(27,415)	$(6,075)
Noncontrolling interests’ share in (earnings) loss from continuing operations	(20)	46	(50)	109
Net income (loss) attributable to common stockholders before discontinued operations	(30,682)	(15,980)	(27,465)	(5,966)
Income (loss) from discontinued operations	—	(769)	(9,281)	5,239
Net income (loss) attributable to common stockholders	$(30,682)	$(16,749)	$(36,746)	$(727)
Denominator
Weighted average shares outstanding – basic	411,271	410,338	409,152	411,748
Weighted average shares outstanding – diluted	411,271	410,338	409,152	411,748
Net income (loss) per share attributable to common stockholders
Net income (loss) per common share from continuing operations, basic and diluted	$(0.07)	$(0.04)	$(0.07)	$(0.01)
Net income (loss) per common share from discontinued operations, basic and diluted	$—	$—	$(0.02)	$0.01

The following table provides the weighted-average potential shares of common stock that were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive (in thousands):

	June 30,
	2024	2023
Stock options	17,421	17,865
Restricted stock units	20,177	9,021

NOTE 12. Goodwill and Amortizable Intangible Assets
As of both June 30, 2024 and December 31, 2023, the Company’s goodwill balance was $24.1 million. There were no events or circumstances that warranted an interim impairment test for goodwill during the six months ended June 30, 2024.
As of June 30, 2024 and December 31, 2023, the Company’s gross carrying amount of amortizable intangible assets was $124.6 million and $108.0 million, with accumulated amortization of $49.8 million and $44.2 million, respectively. For the three months ended June 30, 2024 and 2023, the Company recognized $3.0 million and $2.5 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations. For the six months ended June 30, 2024 and 2023, the Company recognized $6.0 million and $3.7 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations.
Acquisition
On February 28, 2023, the Company completed the acquisition of My Personal Health Record Express, Inc. (the “Acquisition”), a leading provider of value-based care technology and interoperability solutions for cash consideration of $45.3 million, net of cash acquired and subject to certain post-closing adjustments. The Company accounted for the Acquisition utilizing the acquisition method of accounting, which requires assets and liabilities to be recognized based on estimates of their acquisition date fair values. The determination of the values of the acquired assets and assumed liabilities, including other intangible assets and deferred taxes, requires significant judgment. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the Company estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Measurement period adjustments are recorded in the period in which they are determined, as if they had been completed at the acquisition date. Upon the conclusion of the final determination of the values of assets acquired or liabilities assumed, or one year after the date of acquisition, whichever comes first, any subsequent adjustments are recorded within the Company's consolidated results of operations. The following allocation of the purchase price related to the Acquisition based upon the fair value of assets, which included developed technology of $27.5 million, and assumed net liabilities of $3.8 million, with the residual amount being recorded as goodwill of $21.6 million. The intangible assets acquired have a weighted-average life of 10 years.

NOTE 13. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information:
Interest paid	$1,981	$3,174
Income taxes paid	355	1,653
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	326	435
Settlement of liabilities through issuance of stock	15,230	—
The following table summarizes cash, cash equivalents and restricted cash equivalents (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$109,490	$107,570
Restricted cash and equivalents(1)	6,846	6,759
Cash, cash equivalents and restricted cash equivalents	$116,336	$114,329
___________________________________________
(1)Restricted cash and equivalents primarily consist of amounts used as collateral to secure letters of credit that the Company is required to maintain pursuant to contracts with payors.

NOTE 14. Variable Interest Entities
Consolidated Variable Interest Entities
agilon health, inc.’s consolidated assets and liabilities as of June 30, 2024 and December 31, 2023 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to agilon health, inc.
agilon health, inc.’s consolidated assets and liabilities include VIE assets and liabilities as follows (in thousands):

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$74,639	$62,154
Restricted cash equivalents	6,844	6,757
Receivables, net	1,435,410	940,618
Prepaid expenses and other current assets, net	22,704	21,907
Property and equipment, net	1,472	1,754
Intangible assets, net	50,035	25,561
Other assets, net	6,013	6,334
Liabilities
Medical claims and related payables	1,097,664	737,724
Accounts payable and accrued expenses	255,440	188,671
Other liabilities	4,201	4,184
Risk-bearing Entities. At June 30, 2024, the Company operates 34 wholly-owned risk-bearing entities (“RBEs”) for the purpose of entering into risk-bearing contracts with payors. Each RBE’s equity at risk is considered insufficient to finance its activities without additional support, and, therefore, each RBE is considered a VIE. The Company consolidates the RBEs as it has determined that it is the primary beneficiary because it has: (i) the ability to control the activities that most significantly impact the RBEs’ economic performance; and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the RBEs. Specifically, the Company has the unilateral ability and authority, through the RBE governance and management agreements, to make significant decisions about strategic and operating activities of the RBEs, including negotiating and entering into risk-bearing contracts with payors, and approving the RBEs’ annual operating budgets. The Company also has the obligation to fund losses of the RBEs and the right to receive a significant percentage of any financial surplus generated by the RBEs. The assets of the RBEs primarily consist of cash and cash equivalents, receivables, net, intangible assets, net, and other assets. Its obligations primarily consist of medical claims and related payables as well as operating expenses of the RBEs (accounts payable and accrued expenses), including incentive compensation obligations to the Company’s physician partners. On February 18, 2021, the Company executed the Credit Facility, which is guaranteed by certain of the Company’s VIEs. Assets generated by the RBEs (primarily from medical services revenues) may be used, in certain limited circumstances, to settle the Company’s contractual debt obligations.
Unconsolidated Variable Interest Entities
As of June 30, 2024, the Company had 11 equity method investees that were deemed to be VIEs. The Company has determined that the activities that most significantly impact the performance of these VIEs consist of the allocation of resources to and other decisions related to clinical activities and provider contracting decisions. Because the Company does not have the ability to control these activities due to another party’s control of the VIEs’ board of directors, the Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs. The Company provided support to assist its CMS ACO Models investments in obtaining surety bonds related to risk-bearing capital contributions to CMS. As of June 30, 2024 and December 31, 2023, the ACOs had $103.0 million and $38.5 million outstanding surety bonds. The Company's maximum loss exposure as a result of the Company’s involvement with the VIEs cannot be quantified as the Company has the obligation to provide ongoing operational support to the unconsolidated VIEs, as needed.
Equity Method Investments
The following table summarizes the Company’s equity method investees (in thousands):

	June 30, 2024	December 31, 2023
Equity method investments - Other(1)	$9,511	$9,148
Equity method investments - CMS ACO Models(1)	41,497	35,605
Equity method liabilities - CMS ACO Models(2)	(4,895)	(1,199)
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
The Company is a partner in 10 wholly-owned CMS ACO Models entities in collaboration with 15 of its physician group partners operating in 13 geographies. The combined summarized operating results of the Company’s CMS ACO Models entities are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Medical services revenue	$446,914	$280,820	$887,074	$561,349
Medical services expense	(406,921)	(241,844)	(805,713)	(499,321)
Other medical expenses(1)	(22,268)	(23,424)	(47,673)	(39,168)
Income (loss) from operations	11,325	11,184	20,857	13,185
Net income (loss)(2)	9,921	8,426	15,552	9,760
___________________________________________
(1)For the three months ended June 30, 2024 and 2023, includes physician incentive expenses of $13.7 million and $16.6 million, respectively. For the six months ended June 30, 2024 and 2023, includes physician incentive expenses of $30.4 million and $26.3 million, respectively.
(2)Included in Income (loss) from equity method investments in the condensed consolidated statements of operations.

The combined summarized balance sheet of the Company’s CMS ACO Models entities are as follows (in thousands):

	June 30, 2024	December 31, 2023
Current assets	$429,516	$174,967
Noncurrent assets	3,342	3,341
Total assets	432,858	178,308
Current and total liabilities	396,256	142,027

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
The results of discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Medical services revenue	$—	$79,810	$—	$161,521
Other operating revenue	—	127	—	251
Total revenues	—	79,937	—	161,772
Expenses:
Medical services expense	—	75,911	—	151,166
Other medical expenses	—	1,409	—	3,816
General and administrative	—	2,245	518	(661)
Depreciation and amortization	—	1,236	—	2,471
Income (loss) from operations	—	(864)	(518)	4,980
Other income (expense), net	—	128	—	332
Gain (loss) on sales of assets, net	—	—	(8,763)	—
Interest expense	—	(33)	—	(73)
Net income (loss) from discontinued operations attributable to common shares	$—	$(769)	$(9,281)	$5,239

The following table provides significant non-cash operating items for discontinued operations that are included in the consolidated statements of cash flows for the six months ended June 30, 2023 (in thousands):

Non-cash operating activities from discontinued operations:
Depreciation and amortization	$2,471
Stock-based compensation expense	213

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
•our ability to maintain and secure additional contracts with Medicare Advantage (“MA”) payors on favorable terms, if at all;
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
•our ability to navigate the changing healthcare payor market;
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
Second Quarter 2024 Results:
•Medicare Advantage members of approximately 512,800 as of June 30, 2024 increased 38% from June 30, 2023.
•CMS ACO Models (defined below) attributed beneficiaries of approximately 131,700 as of June 30, 2024 increased 51% from June 30, 2023.
•Total revenue of $1.5 billion increased 39% from the second quarter of 2023.
•Gross profit of $32 million, compared to $55 million in the second quarter of 2023.
•Medical margin of $106 million, compared to $134 million in the second quarter of 2023.
•Net loss of $31 million, compared to $17 million in the second quarter of 2023.
•Adjusted EBITDA loss of $3 million, compared to earnings of $12 million in the second quarter 2023.
Year to Date 2024 Results as of June 30, 2024:
•Total revenue of $3.1 billion increased 45% from the first half of 2023.
•Gross profit of $107 million, compared to $128 million in the first half of 2023.
•Medical margin of $263 million, compared to $290 million in the first half of 2023.
•Net loss of $37 million, compared to $1 million in the first half of 2023.
•Adjusted EBITDA of $26 million, compared to $37 million in the first half 2023.

Membership Details
Medicare Advantage members increased 38% from June 30, 2023, which includes contributions from new geographies and growth within geographies existing prior to 2023. Total members live on the platform includes 512,800 Medicare Advantage members and 131,700 attributed CMS ACO Models beneficiaries.
Average Medicare Advantage membership was 507,000 during the second quarter of 2024.
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
We monitor the following key financial and operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business (dollars in thousands):

	As of and For the			As of and For the
	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
MA members	512,800	372,800	38	512,800	372,800	38
Medical services revenue	$1,479,579	$1,067,234	39	$3,080,774	$2,120,353	45
Gross profit	$32,175	$54,576	(41)	$107,263	$127,699	(16)
Medical margin(1)	$105,519	$134,411	(21)	$262,872	$289,958	(9)
Platform support costs	$41,687	$42,041	(1)	$87,399	$85,333	2
Net income (loss)	$(30,662)	$(16,795)	(83)	$(36,696)	$(836)	(4,289)
Adjusted EBITDA(1)	$(2,830)	$12,469	(123)	$26,224	$36,507	(28)
___________________________________________
(1)Medical margin and Adjusted EBITDA are non-GAAP financial measures. Gross profit is the most directly comparable financial measure calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to medical margin. Net income (loss) is the most directly comparable financial measure calculated in accordance with U.S. GAAP to Adjusted EBITDA. See “—Non-GAAP Financial Measures" below for additional information.
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

The following table presents our gross profit (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$1,482,758	$1,069,115	$3,087,112	$2,123,427
Medical services expense	(1,374,060)	(932,823)	(2,817,902)	(1,830,395)
Other medical expenses(1)	(76,523)	(81,716)	(161,947)	(165,333)
Gross profit	$32,175	$54,576	$107,263	$127,699
___________________________________________
(1)Represents physician compensation expense related to surplus sharing and other care management expenses that help to create medical cost efficiency. Includes costs in geographies that are in implementation and are not yet generating revenue and investments to grow existing markets. For the three months ended June 30, 2024 and 2023, costs incurred in implementing geographies were $18,000 and $7.7 million, respectively. For the six months ended June 30, 2024 and 2023, costs incurred in implementing geographies were $0.6 million and $10.0 million, respectively.
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
The table below represents costs to support our live geographies and enterprise functions, which are included in general and administrative expenses (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Platform support costs	$41,687	$42,041	$87,399	$85,333
% of Revenue	3%	4%	3%	4%
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
Medical services revenue constitutes substantially all of our total revenue for the three and six months ended June 30, 2024 and 2023.
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
Depreciation and Amortization
Depreciation and amortization expenses are associated with our property and equipment and acquired intangible assets. Depreciation includes expenses associated with computer equipment and software, furniture and fixtures, and leasehold improvements. Amortization primarily includes expenses associated with acquired intangible assets.

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
Total Discontinued Operations
Total discontinued operations primarily consist of the results of our Hawaii operations. For certain of our divestiture transactions, we continue to be responsible for any liabilities arising from the business that were incurred prior to the closing date of such transaction, including any fines, penalties, and other sanctions, the payment of claims for medical services incurred prior to the effective date of each transaction, a liability for unrecognized tax benefits for which we are indemnified, and other contingent liabilities that we currently believe are remote. For additional discussion, see Note 15 to the Condensed Consolidated Financial Statements.

Results of Operations
The following table summarizes key components of our results of operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Medical services revenue	$1,479,579	$1,067,234	$3,080,774	$2,120,353
Other operating revenue	3,179	1,881	6,338	3,074
Total revenues	1,482,758	1,069,115	3,087,112	2,123,427
Expenses:
Medical services expense	1,374,060	932,823	2,817,902	1,830,395
Other medical expenses	76,523	81,716	161,947	165,333
General and administrative (including noncash stock-based compensation expense of $18,207, $19,446, $35,116 and $33,031, respectively)	69,612	79,254	146,034	149,006
Depreciation and amortization	5,907	4,279	11,751	7,233
Total expenses	1,526,102	1,098,072	3,137,634	2,151,967
Income (loss) from operations	(43,344)	(28,957)	(50,522)	(28,540)
Other income (expense):
Income (loss) from equity method investments	9,955	8,472	15,639	9,848
Other income (expense), net	4,841	7,087	10,733	14,979
Interest expense	(1,697)	(1,555)	(2,981)	(3,048)
Income (loss) before income taxes	(30,245)	(14,953)	(27,131)	(6,761)
Income tax benefit (expense)	(417)	(1,073)	(284)	686
Income (loss) from continuing operations	(30,662)	(16,026)	(27,415)	(6,075)
Discontinued operations:
Income (loss) before gain (loss) on sales	—	(769)	(518)	5,239
Gain (loss) on sales of assets, net	—	—	(8,763)	—
Total discontinued operations	—	(769)	(9,281)	5,239
Net income (loss)	(30,662)	(16,795)	(36,696)	(836)
Noncontrolling interests’ share in (earnings) loss	(20)	46	(50)	109
Net income (loss) attributable to common shares	$(30,682)	$(16,749)	$(36,746)	$(727)

The following table summarizes our results of operations as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Medical services revenue	100%	100%	100%	100%
Other operating revenue	—	—	—	—
Total revenues	100	100	100	100
Expenses:
Medical services expense	93	87	91	86
Other medical expenses	5	8	5	8
General and administrative (including noncash stock-based compensation expense of 1%, 2%, 1% and 2%, respectively)	5	7	5	7
Depreciation and amortization	—	—	—	—
Total expenses	103	103	102	101
Income (loss) from operations	(3)	(3)	(2)	(1)
Other income (expense):
Income (loss) from equity method investments	1	1	1	—
Other income (expense), net	—	1	—	1
Interest expense	—	—	—	—
Income (loss) before income taxes	(2)	(1)	(1)	—
Income tax benefit (expense)	—	—	—	—
Income (loss) from continuing operations	(2)	(1)	(1)	—
Discontinued operations:
Income (loss) before gain (loss) on sales	—	—	—	—
Gain (loss) on sales of assets, net	—	—	—	—
Total discontinued operations	—	—	—	—
Net income (loss)	(2)	(2)	(1)	—
Noncontrolling interests’ share in (earnings) loss	—	—	—	—
Net income (loss) attributable to common shares	(2)%	(2)%	(1)%	—%
Comparison of the Three and Six Months Ended June 30, 2024 to the Three and Six Months Ended June 30, 2023
Medical Services Revenue

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Medical services revenue	$1,479,579	$1,067,234	$412,345	39%
% of total revenues	100%	100%
Medical services revenue increased for the three months ended June 30, 2024 due primarily to growth in average membership of 36%, which was attributable to seven new geographies that began to generate revenue in 2024 and growth in our existing geographies. The increase in medical services revenue for the three months ended June 30, 2024 was also driven, to a lesser extent, by an increase in PMPM capitation rates of 2%. Medical services revenue for the three months ended June 30, 2024 includes a $55.9 million reduction related to selected payor contract terminations that were retroactively effective January 1, 2024.

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Medical services revenue	$3,080,774	$2,120,353	$960,421	45%
% of total revenues	100%	100%
Medical services revenue increased for the six months ended June 30, 2024 due primarily to growth in average membership of 39%, which was attributable to seven new geographies that began to generate revenue in 2024 and growth in our existing geographies. The increase in medical services revenue for the six months ended June 30, 2024 was also driven, to a lesser extent, by an increase in PMPM capitation rates of 4%.
Medical Services Expense

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Medical services expense	$1,374,060	$932,823	$441,237	47%
% of total revenues	93%	87%
Medical services expense increased for the three months ended June 30, 2024 due primarily to growth in average membership of 36%, which was attributable to seven new geographies that became operational in 2024 and growth in our existing geographies. The increase in medical services expense for the three months ended June 30, 2024 was also driven, to a lesser extent, by an increase in average medical services expense per member of 9%. Medical services expense for the three months ended June 30, 2024 includes a $54.3 million reduction related to selected payor contract terminations that were retroactively effective January 1, 2024.

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Medical services expense	$2,817,902	$1,830,395	$987,507	54%
% of total revenues	91%	86%
Medical services expense increased for the six months ended June 30, 2024 due primarily to growth in average membership of 39%, which was attributable to seven new geographies that became operational in 2024 and growth in our existing geographies. The increase in medical services expense for the six months ended June 30, 2024 was also driven, to a lesser extent, by an increase in average medical services expense per member of 11%.
Other Medical Expenses

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Other medical expenses	$76,523	$81,716	$(5,193)	(6)%
% of total revenues	5%	8%
Other medical expenses decreased by $5.2 million, or 6%, for the three months ended June 30, 2024 compared to the same period in 2023. Partner physician incentive expense declined by $14.4 million to $30.3 million in 2024 compared to $44.7 million in 2023. Other provider costs increased by $9.2 million to $46.2 million in 2024 compared to $37.0 million in the same period in 2023, resulting from the increase in the number of geographies and members on our platform. Other provider costs for the three months ended June 30, 2023 include $7.7 million of costs related to geographies that became operational in 2024.

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Other medical expenses	$161,947	$165,333	$(3,386)	(2)%
% of total revenues	5%	8%
Other medical expenses decreased by $3.4 million, or 2%, for the six months ended June 30, 2024 compared to 2023. Partner physician incentive expense declined by $22.3 million to $80.1 million in 2024 compared to $102.4 million in 2023. Other provider costs increased by $18.9 million to $81.8 million in 2024 compared to $62.9 million in 2023, resulting from the increase in the number of geographies and members on our platform. Other provider costs for the six months ended June 30, 2024 and 2023 include $0.6 million and $10.0 million, respectively, of costs related to geographies that became operational in the following year.
General and Administrative

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
General and administrative	$69,612	$79,254	$(9,642)	(12)%
% of total revenues	5%	7%
General and administrative expenses decreased $9.6 million, or 12%, for the three months ended June 30, 2024 compared to the same period in 2023. Operating costs to support our live geographies and enterprise functions (platform support costs) of $41.7 million in 2024 remained relatively flat compared to $42.0 million in the same period in 2023. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased to 3% for the three months ended June 30, 2024 compared to 4% for the same period in 2023. Investments to support geography entry decreased to $4.8 million in 2024, compared to $11.3 million in the same period in 2023 due to decreased costs associated with our geographies that are expected to become operational in the following calendar year and expansion into existing geographies.

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
General and administrative	$146,034	$149,006	$(2,972)	(2)%
% of total revenues	5%	7%
General and administrative expenses decreased $3.0 million, or 2%, for the six months ended June 30, 2024 compared to the same period in 2023. Operating costs to support our live geographies and enterprise functions (platform support costs) increased by $2.1 million to $87.4 million in 2024 compared to $85.3 million in the same period in 2023 due primarily to growth in operating costs incurred to support geographies that became operational in 2024. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased to 3% for the six months ended June 30, 2024 compared to 4% for the same period in 2023. Investments to support geography entry decreased to $15.3 million in 2024, compared to $20.6 million in the same period in 2023 due to decreased costs associated with our geographies that are expected to become operational in the following calendar year and expansion into existing geographies.
Income (loss) from equity method investments

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Income (loss) from equity method investments	$9,955	$8,472	$1,483	18%
% of total revenues	1%	1%

Income (loss) from equity method investments increased $1.5 million, or 18%, for the three months ended June 30, 2024 compared to the same period in 2023 primarily from two new equity investments that began to generate revenue in 2024 and growth in our existing CMS ACO Models investments.

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Income (loss) from equity method investments	$15,639	$9,848	$5,791	59%
% of total revenues	1%	—%
Income (loss) from equity method investments increased $5.8 million, or 59%, for the six months ended June 30, 2024 compared to the same period in 2023 primarily from two new equity investments that began to generate revenue in 2024 and growth in our existing CMS ACO Models investments.
Other income (expense), net

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Other income (expense), net	$4,841	$7,087	$(2,246)	(32)%
% of total revenues	—%	1%
Other income (expense), net decreased $2.2 million, or 32%, for the three months ended June 30, 2024 compared to the same period in 2023 primarily from interest income as a result of the maturities of various marketable securities investments.

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Other income (expense), net	$10,733	$14,979	$(4,246)	(28)%
% of total revenues	—%	1%
Other income (expense), net decreased $4.2 million, or 28%, for the six months ended June 30, 2024 compared to the same period in 2023 primarily from interest income as a result of the maturities of various marketable securities investments.
Total Discontinued Operations

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Total discontinued operations	$(9,281)	$5,239	$(14,520)	(277)%
% of total revenues	—%	—%
Total discontinued operations is related to the sale of our Hawaii operations in October 2023. Total discontinued operations for the six months ended June 30, 2024 is primarily related to loss on sale of our Hawaii operations compared to income from discontinued operations for the six months ended June 30, 2023.
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

The following table sets forth a reconciliation of gross profit to medical margin using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross profit(1)	$32,175	$54,576	$107,263	$127,699
Other operating revenue	(3,179)	(1,881)	(6,338)	(3,074)
Other medical expenses	76,523	81,716	161,947	165,333
Medical margin	$105,519	$134,411	$262,872	$289,958
___________________________________________
(1)Gross profit is defined as total revenues less medical services expense and other medical expenses.
The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(30,662)	$(16,795)	$(36,696)	$(836)
(Income) loss from discontinued operations, net of income taxes	—	769	9,281	(5,239)
Interest expense	1,697	1,555	2,981	3,048
Income tax expense (benefit)	417	1,073	284	(686)
Depreciation and amortization	5,907	4,279	11,751	7,233
Severance and related costs	868	—	3,283	188
Stock-based compensation expense	18,207	19,446	35,116	33,031
EBITDA adjustments related to equity method investments	1,404	2,757	5,306	4,724
Other(1)	(668)	(615)	(5,082)	(4,956)
Adjusted EBITDA	$(2,830)	$12,469	$26,224	$36,507
___________________________________________
(1)Includes interest income and transaction-related costs.

Liquidity and Capital Resources
We have historically financed our operations primarily through funds generated from our capitation arrangements with payors, issuances of equity securities, and borrowings under credit agreements. We generally invest any excess cash in money market accounts, which are classified as cash equivalents, and marketable securities. Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet the cash flow needs of our business operations, and attainment of a competitive return. As of June 30, 2024, we had cash and cash equivalents and restricted cash and equivalents of $116.3 million and investments in marketable securities of $291.6 million.
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
As of June 30, 2024, we had $25.1 million outstanding surety bonds related to health plan payor risk-bearing capital contributions.
Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows. The following table sets forth changes in cash flows (dollars in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Net cash provided by (used in) operating activities	$(66,493)	$(82,015)	$15,522
Net cash provided by (used in) investing activities	69,655	(30,782)	100,437
Net cash provided by (used in) financing activities	(1,155)	(193,698)	192,543
Net Cash Provided By (Used In) Operating Activities
Net cash used in operating activities was $66.5 million for the six months ended June 30, 2024 compared to $82.0 million for the six months ended June 30, 2023. The decrease in net cash used in operating activities was primarily as a result of the timing of settlements with payors from new and existing geographies. Our cash flow from operations is dependent upon the number of members on our platform, the timing of settlements with payors, and the level of operating and general and administrative expenses necessary to operate and grow our business, among other factors.
Net Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities was $69.7 million for the six months ended June 30, 2024 compared to net cash used in investing activities of $30.8 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, we received proceeds from the maturities of marketable securities of $103.3 million and made investments of $34.1 million primarily for the acquisition of intangible assets and property and equipment. During the six months ended June 30, 2023, we completed the acquisition of My Personal Health Record Express, Inc. for $44.4 million.

Net Cash Provided By (Used In) Financing Activities
Net cash used in financing activities was $1.2 million for the six months ended June 30, 2024 compared to $193.7 million for the six months ended June 30, 2023. During the six months ended June 30, 2023, we used $200.0 million to repurchase shares of our common stock in an underwritten secondary public offering.
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
For additional discussion on our debt obligations, see Note 8 to the Condensed Consolidated Financial Statements.
Equity
As of June 30, 2024, we had 411.4 million shares of common stock outstanding. See Note 10 to the Condensed Consolidated Financial Statements for additional information about our equity transactions.
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
We held cash, cash equivalents, restricted cash equivalents, and marketable securities of $408.0 million and $495.1 million as of June 30, 2024 and December 31, 2023, respectively, consisting of bank deposits, certificates of deposits, money market funds, U.S. Treasury notes, and corporate debt securities. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our marketable securities. Declines in interest rates over time will reduce our investment income. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, although we continue to work to remediate the material weakness in internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2023, and progress has been made to date, our CEO and CFO have concluded that the disclosure controls and procedures related to this material weakness were not effective as of June 30, 2024.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.
Changes in Internal Control Over Financial Reporting. Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting
As explained in greater detail under Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we are undertaking a broad range of remedial procedures to address the material weakness in our internal control over financial reporting identified as of December 31, 2023. Our efforts to improve our internal controls are ongoing. Therefore, while we determined, with the participation of our CEO and CFO, that there have been no changes in our internal control over financial reporting in the three-month period ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continue to monitor the operation of these remedial measures through the date of this report.

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
None.
(b)
None.
(c)
None.
Item 5. Other Information
On August 1, 2024, Veeral Desai resigned from his position as the Company’s Chief Strategy and Development Officer and assumed a new, long-term strategic advisor role focused on future growth opportunities and payor strategies for the Company.

Item 6. Exhibits

Exhibit Number	Description
10.1†	Employment Agreement, as amended, with an effective date of June 3, 2024, by and among Jeffrey Schwaneke and agilon health, inc.†*

10.2†	Form of Employee Performance Restricted Stock Unit Agreement – Stock Appreciation Goal.†*

31.1	Certification by Steven J. Sell, agilon’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Jeffrey Schwaneke, agilon’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Steven J. Sell, agilon’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Jeffrey Schwaneke, agilon’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*
___________________________________________
*Filed herewith.
**Furnished herewith.
†     Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2024	agilon health, inc.

(Registrant)

/s/ JEFFREY SCHWANEKE
Jeffrey Schwaneke
Chief Financial Officer
(Principal Financial Officer)