Form 10-K
period 2024-12-31
agilon health, inc.
filed 2025-02-25
CIK 1831097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 001-40332
____________________________________________________________________
agilon health, inc.
(Exact name of registrant as specified in its charter)

Delaware	37-1915147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

440 Polaris Parkway, Suite 550 Westerville, Ohio	43082
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (562) 256-3800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	AGL	The New York Stock Exchange
____________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2.0 billion.
As of February 21, 2025, there were 412,303,066 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

agilon health, inc.
Form 10-K
For the Fiscal Year Ended December 31, 2024

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition, and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this report. A number of important factors, including, without limitation, the risks and uncertainties discussed under “Item 1A, Risk Factors” in this Report, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
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
•our reliance on our subsidiaries to perform and fund their operations;
•our use of artificial intelligence (“AI”) and machine learning in our business and challenges with properly managing the development and use of these technologies;
•our reliance on a limited number of key payors;
•the limited terms of contracts with our payors and our ability to renew them upon expiration;
•our ability to navigate the changing healthcare payor market;
•our reliance on our payors, physician partners and other providers to operate our business;
•our ability to obtain accurate and complete diagnosis data;
•our reliance on third-party software, data, infrastructure and bandwidth;
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
•our dependence on our subsidiaries for cash to fund all of our operations and expenses;
•provisions in our governing documents;
•our ability to achieve a return on investment depends on appreciation in the price of our common stock;
•lawsuits not covered by insurance and securities class action litigation;
•sustainability issues; and
•our stock price may be volatile.
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
Our company was formed in 2016, and we established our inaugural partnership with an anchor physician group in 2017. Our ability to rapidly build scaled positions in local communities has allowed us to grow to 29 anchor physician groups and 30 geographies as of December 31, 2024. Our platform has enabled us to grow our total membership by 36% and revenue by 40% from December 31, 2023 to December 31, 2024. As of December 31, 2024, the PCPs on our platform serve approximately 526,500 MA members and 132,100 Medicare fee-for-service (“FFS”) beneficiaries through ten Accountable Care Organizations (“ACOs”) through our participation in the Centers for Medicare & Medicaid Services’ (“CMS”) Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model and Medicare Shared Savings Program (“MSSP,” and together with ACO REACH, the “CMS ACO Models”) through its equity method investments.
For a description of our significant activities during 2024, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—2024 Results” in this Report.
Our business model is differentiated by its focus on existing community-based physician groups and is built around three key elements: (1) agilon’s platform; (2) agilon’s long-term physician partnership approach; and (3) agilon’s network. With our model, our goal is to remove the barriers that prevent community-based physicians from evolving to a Total Care Model, where the physician is empowered to manage quality and health outcomes and the total healthcare needs of their attributed Medicare patients.
The agilon Platform: The agilon platform is holistic in supporting the rapid transition to a Total Care Model with technology, people, process and capital. Our purpose-built platform is comprised of an integrated set of capabilities designed to continuously improve, helping our anchor physician groups to identify gaps in care, integrate seamlessly with payors, sustain their practices, and identify untapped opportunities for improved outcomes. Our platform is delivered to our anchor physician groups through a long-term partnership model to support the adoption and success of a Medicare-centric, globally capitated line of business.
agilon’s Long-term Physician Partner Model: We built the agilon platform to be deployed through an aligned long-term partnership model with community-based physician groups to move healthcare closer to the physician, be outcome-centric and optimize the long-term sticky relationship between a patient and their existing physician. Through this partnership, our physician partners’ existing MA patient panels are attributed to our platform through our subscription-like per-member per-month (“PMPM”) agreements with payors. The combination of these subscription-like agreements, the sticky patient-physician relationship and our long-term partnership model, which is typically 20 years in duration, results in a growing and recurring revenue stream and provides visibility into the near-term and long-term financial trajectory for both agilon and our anchor physician groups. As earnings are generated at the local level due to improvements in quality of care and management of healthcare costs, we share those earnings with our anchor physician groups.
agilon’s Network: Enhancing the power and growth of the agilon platform are leading community-based physician partners, functioning as a collaborative group through the agilon network. We believe the value of this network is demonstrated by our ability to add new physician partners and to attract additional PCPs to our physician partners. The ability to share best practices, influence the development of the platform, compare notes on the transition to a Total Care Model and learn from one another represents a valuable opportunity for physicians. We believe this like-minded group of community-based physicians, many of whom are leaders in their community, will enhance innovation, growth, quality of care and patient experience, and ultimately strengthen the power of the independent physician business model in local communities across the country.

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
Physician and Payor Contractual Relationships
Physicians
Our business model combines the agilon platform, a network of like-minded physicians and a long-term partnership model to provide physician groups with the necessary capabilities, capital and business model to create a Medicare-centric, globally capitated line of business. We believe that failing to empower PCPs to drive meaningful change in quality, cost and patient experience has historically fostered waste, unnecessary variability in care and poor patient experience and health outcomes. We seek to partner with leading community-based physician groups under a Total Care Model. We have formed long-term partnerships with diverse leading community-based physician groups in geographies such as Connecticut, Georgia, Kentucky, Maine, Michigan, Minnesota, New York, North Carolina, Ohio, Pennsylvania, Tennessee, and Texas. By providing technology, people, process and capital, we aim to improve the quality and cost of healthcare and drive long-term growth while creating a sustainable business model for our physician partners.
Under the Total Care Model, we typically operate by forming RBEs within local geographies. These wholly-owned RBEs enter into risk-bearing, global capitation agreements with payors, contract with agilon to perform certain functions and enter into long-term professional service agreements with one or more partner primary care physician groups, multi-specialty practices, independent practice associations, and hospital physician groups within systems. We refer to these groups as our “anchor physician groups.” Individual MA members whose care is provided by PCPs employed or affiliated with our anchor physician groups are attributed to the RBE, which bears financial responsibility for the associated medical costs of such members. We have entered into long-term professional services agreements with our anchor physician groups, which typically have a contractual duration of 20 years. In accordance with relevant accounting guidance, each of these RBEs is determined to be a variable interest entity consolidated by agilon, as we have: (i) the ability, through the management services and governance arrangements, to direct the activities (excluding clinical decisions) that most significantly affect the RBE’s economic performance; and (ii) the obligation to absorb losses of or the right to receive benefits that could be potentially significant to the RBE.
Through incentive compensation arrangements, we share a portion of the RBE’s savings from successfully improving the quality of care and reducing costs with our anchor physician groups. Typically, our anchor physician groups receive a FFS base compensation rate for services rendered which is paid directly by health plan payors to our anchor physician groups or, in certain arrangements, paid from the health plan payor to the applicable RBE, who pays the compensation received to our anchor physician groups. In certain cases, our anchor physician groups may be entitled to a guaranteed minimum FFS base compensation rate from the RBE in the event that the FFS base compensation rate paid by the health plan payor does not meet the negotiated base compensation rate as agreed between the RBE and the anchor physician group, or if the FFS base compensation rate paid by the health plan payor falls below what the anchor physician group had received prior to joining our platform. Historically, the base compensation rates paid directly by the health plan payors to our anchor physician groups have met or exceeded applicable guaranteed minimum FFS base compensation rates. This base compensation is initially negotiated with the RBE for the first ten years of each agreement, subject to annual increases based on current market rates and other agreed upon adjustment factors, after which it is subject to renegotiation. Although our RBEs are wholly-owned subsidiaries of agilon, our anchor physician groups participate in each RBE’s governance, with individuals designated or nominated by the applicable anchor physician groups having representation on each RBE’s board of directors. Most of our contracts with our anchor physician groups contain exclusivity or other provisions intended to promote interconnectedness with our physician partners in order to facilitate the longevity and stability of the partnership. Typically, these contracts provide for termination rights that are triggered upon certain events, subject to applicable cure periods, including bankruptcy or insolvency events, exclusion, suspension or debarment from state or federal government programs and the occurrence of government action that can be reasonably expected to negatively influence our business. We have historically issued certain stock-based instruments, which we refer to as “partner physician group equity agreements,” to our anchor physician groups pursuant to which they are entitled to receive equity of their local RBE or agilon health, respectively, in the future only upon the occurrence of certain events deemed a “change of control” of the RBE.
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
Health Plan Payors
We enter into contractual agreements with health plan payors in each of our geographies, under which we are financially responsible for our physician partners’ provision of a defined spectrum of healthcare services to our members, in exchange for a defined PMPM fee for each of our members (which is also referred to as “global capitation”). The healthcare services for which we are responsible under such arrangements generally include all healthcare costs which CMS considers as Part A and B costs, including hospitalization and facility costs, primary and specialty care provider costs, and ancillary services costs. In certain of our payor arrangements, we are also financially responsible for Medicare Part D pharmaceutical costs for prescriptions rendered to our members. Through these payor agreements, we help to create access for our physician partners to value-based care reimbursement structures through our Total Care Model, which allow our physician partners to focus on the improvement of the quality of care provided to their patients, and to share in the financial surplus created to the extent premiums received exceed the cost of medical care and certain operating costs.
The global capitation fees we are entitled to receive from our health plan payor contracts are typically based on a defined percentage of the corresponding monthly premium payments which the payor receives from CMS for members attributed to our PCPs and covered under such contracts. The premium payments to payors are based on county-level benchmark rates established by CMS and payors’ annual bid of amounts necessary to cover the cost of a standard MA patient, and are influenced by several factors, including, but not limited to, the applicable MA plan’s STAR rating and CMS’ risk-adjustment model, which compensates payors based on the health status (acuity) of each individual patient in the preceding calendar year. The payor generally retains responsibility for paying claims on our behalf, funding under the applicable agreement is utilized by the payor to pay such claims, and we receive surplus distributions on a monthly or quarterly basis. In these arrangements, the payor maintains the responsibility for entering into contractual agreements with network hospitals, network specialty physicians, and ancillary or other providers. Additionally, certain of our contracts with payors incorporate provisions in which we are eligible to earn additional payments on top of our capitation payments based upon the attainment of defined quality performance criteria correlated to applicable STAR ratings criteria. Premiums received may be subject to future adjustment.
We have developed local contracts across multiple payors, along with national form contracts with certain key payors, which provide a consistency of non-financial contract terms, data sharing, operational processes and governance structures and support portability of the agilon platform. We typically maintain various contracts with a single national payor in order to reflect varying economic terms across our geographies. The distinct subsidiary entities of our company and the national payor are the parties to these contract. Payors with which we contract include large national health plans as well as smaller local and regional insurers. We believe our ability to offer multiple MA plans and products to our physician partners in each geography creates significant value for our physician partners and the members that they serve. Members are able to select the plan and benefit design that meets their individual needs while our platform enables a seamless experience regardless of plan or product for all patients and physician groups.

The agreements with our payors outline the range of healthcare services for which we are financially responsible and at risk and the services for which we are contracted to perform on the payor’s behalf and the key financial terms. Our contracts with payors generally have terms of one to three years and are typically renewed for one-year periods unless terminated in accordance with the terms of such agreements. When we enter into a new payor contract, we are typically required by the payor to contribute risk-bearing capital to the local operating subsidiary. This typically takes the form of letters of credit, surety bonds, or restricted deposits, or the payor may retain a percentage of the capitation payments due under the applicable contract. Risk-bearing capital required by payors varies by payor and geography, but typically averages between 1.0-3.0% of projected annual gross revenue attributable to the corresponding agreement.
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
CMS ACO Models
agilon, in conjunction with some of our physician partners, participated in the ACO REACH Model and MSSP in certain geographies, through 10 approved ACOs. Both the ACO REACH Model and MSSP are voluntary payment model options established by CMS aimed at reducing expenditures and preserving or enhancing quality of care for beneficiaries in traditional Medicare FFS.
Under both the ACO REACH Model and MSSP, CMS contracts directly with each ACO pursuant to participation agreements, in which such ACO selects risk-sharing and fee payment options. The participation agreements include various terms and conditions each ACO must comply with, including meeting certain operational requirements. In ACO REACH, each of the ACOs selected the Global risk-sharing option, in which the ACO assumes accountability for the total cost of care of the FFS beneficiaries aligned to such ACO. In addition, each of our REACH ACOs selected the Primary Care Capitation Payment (the “PCC”) option. Both of our MSSP ACOs selected the Enhanced Track, in which the ACO assumes partial accountability for the total cost of care of the aligned FFS beneficiaries (risk sharing is set at 75%).
In ACO REACH, the annual participation agreements between our ACOs and CMS expire two years after the “Model Performance Period” established by CMS, which lasts from April 1, 2021 through December 31, 2026. The ACO may terminate its participation agreement with CMS at any time upon advance written notice. CMS has certain additional termination rights, including in connection with the termination of the ACO REACH Model or non-compliance of the ACO. Additionally, CMS has the right to amend a participation agreement without the consent of the ACO for good cause, or as necessary to comply with applicable federal or state law, regulatory requirements, accreditation standards or licensing guidelines or rules.
The ACOs operate in partnership pursuant to participating medical group agreements with one or more of our physician partners in certain geographies. In ACO REACH, our contracted physician partners provide Medicare services to their aligned beneficiaries, and bill CMS on a FFS basis for such services. In turn, in accordance with the PCC option, CMS compensates each physician partner for a portion of their billed services based on the applicable rate, and the remaining portion is paid to each ACO on a per Medicare beneficiary per month (“PBPM”) basis based on a prospective estimate of such remaining portion of billed services. By 2025, CMS has indicated that they will no longer pay any portion to such physician partner based on FFS compensation rates, and will transition to compensating physician partners through their applicable ACO on a PBPM basis. Each ACO then remits payment out of the PBPM payments from CMS to its contracted physician partners on a monthly or quarterly basis pursuant to the applicable participating medical group agreement, which agreement also includes incentive compensation tied to the ACOs net profits received for aligned beneficiaries. Our ACOs participating medical group agreements provide for mutual indemnification rights, and have an initial term through December 31, 2026, unless earlier terminated.

All ACO REACH entities continue to be subject to the following requirements in 2025: (i) implementation of a robust health equity plan to identify and better serve underserved communities; (ii) 75% control of each ACOs governing body must be held by participating providers or their designated representatives and (iii) each ACO must have at least two beneficiary representatives on its governing board (at least one Medicare beneficiary and at least one consumer advocate), both of whom must hold voting rights. In addition, as in previous years, the CMS Innovation Center announced that ACO REACH would include technical adjustments to the model’s parameters, including changes to benchmark calculations, and the adjustments will continue into 2025. The overall effect of these changes on our ACOs financial performance is expected to be minimal.

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
Our enterprise marketing team develops branding strategies and identities in our geographies and supports the development of communication and branding materials to support the local growth of our physician partners and their Medicare patient population. This begins with our entry into a new geography. We create a local brand that embodies the value of the Total Care Model for patients and of our physician partner’s commitment to quality care. Each geography typically includes the anchor partner’s name and “Senior Health Connect” as part of the naming convention to help reinforce the value of our national network to payors and other industry constituents. To empower patients to make informed decisions about their coverage options, educational opportunities and materials are offered throughout the year.

Competition
The healthcare industry is highly competitive and fragmented. We currently face competition in every aspect of our business, including in offering a favorable reimbursement structure for existing physician partners and attracting health plan payors and physician partners who are not contracted with us, from a range of companies that provide care under a variety of models that could attract patients, providers and payors. We compete against other entities that provide value-based care services, in addition to numerous local provider networks, hospitals and health systems. Moreover, large, well-financed payors have in some cases developed their own managed care services tools and may provide these services to their physicians and patients at discounted prices or may seek to expand their relationships with additional competing physicians or physician networks. Other organizations may also seek to apply specialized services or programs, including providing data analytics or disease-based programs, designed to enable physicians or payors to operate successfully under value-based care arrangements. Although some of our competitors utilize elements of our MA multi-payor, globally capitated risk model deployed with community-based physician groups, including in certain of the geographies we serve, we do not believe any of our competitors offer a model that captures all elements of the agilon model. Our competitors typically vary by geography, and we may also encounter competition in the future from other new entrants. Our growth strategy and our business could be adversely affected if we are not able to continue to access existing geographies, successfully expand into new geographies or maintain or establish new relationships with payors and physician partners.
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

We have registered “agilon health,” and “Medicare Quick Thinking,” as trademarks in the United States, which expire in 2028 and 2034, respectively. We also have filed other trademark applications that are meaningful to our business in the U.S. across various states and local jurisdictions, including for the use of the local brand created within each of our geographies, and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost-effective.
We are the registered holder of a variety of domain names that include “agilon” and similar variations.
We have proprietary technology and processes that support our operational programs and clinical insights, including our “CORE” technology platform, HCC Manager risk adjustment software application, and Minerva clinical data platform, all of which are proprietary systems that aid in the aggregation and analysis of third-party data we collect. Our technology is continuously refined to support the needs of our platform and partners. Although we do not currently hold a patent for CORE, HCC Manager, or Minerva, we continually assess the most appropriate methods of protecting our intellectual property and may decide to pursue available protections in the future.
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

Human Capital
Overview
At agilon, our people are an indispensable contributor to our success and are critical to our ability to execute our strategy. We believe we have a responsibility to foster the best possible work environment for everyone in our organization through total rewards, inclusion and belonging, training and development, and health and safety.
People join agilon because of our vision: To transform the future of healthcare in communities across the country by empowering exceptional patient-physician relationships. Together with our employees and physician partners, we have defined our company values and commitments to guide our everyday actions in executing our mission:
•Partnership and Collaboration: We are One Team. We collaborate deeply. We embrace inclusion and belonging. Together with our physician partners, we empower the care that our families and friends deserve.
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
Our Compensation and Human Capital Committee of our Board of Directors (the “Board”) is responsible for overseeing our human capital practices and management compensation philosophy. Our Chief People Officer reports on important human capital management topics to this committee every quarter. Our human capital management efforts are supported by our dedicated human resources team. This team supports the business in identifying and recruiting top talent, supporting the onboarding and orientation of new hires through a comprehensive new employee orientation, a manager’s toolkit and resources to support onboarding, goal setting, and in-year management, as well as a comprehensive semi-annual review process that ties to our company values and supports continuous learning and improvement. Our efforts to promote a positive employee experience and build culture are further supported and enhanced by local and national in-person and virtual events, including town halls, in-office and/or virtual celebrations, employee activity committees and recognition awards, meant to champion our employees and create a sense of community. We conduct annual employee engagement surveys to solicit feedback and help guide annual planning on initiatives to support our team members.
Total Rewards
We recognize how vital our employees are to our success and strive to offer comprehensive and competitive compensation and benefits to meet the varying needs of our employees. We regularly assess our compensation and benefits programs to maintain a competitive and well-rounded Total Rewards strategy. Our offerings are designed to provide competitive compensation and benefits that cater to the diverse needs of our multi-generational workforce. Our Total Rewards programs include short-term and long-term incentives, recognition programs, a 401(k) plan, health and welfare insurance benefits, unlimited paid time off for exempt employees and accrued paid time off for hourly employees, flexible work schedules, and family leave, among many others, depending on eligibility.
As part of our efforts to promote pay equity, we have implemented measures in our U.S. offices such as routinely benchmarking roles against market comparables, increasing pay transparency for applicants and associates, setting pay ranges based on role and experience, applying consistent processes for annual merit increases and bonuses and driving additional ongoing and future improvements.
Inclusion & Belonging
We believe a great workplace fosters an environment where all employees can thrive and grow, and where differences are both encouraged and celebrated. Our commitment to an inclusive and diverse workplace starts at the top with the Company’s Board of Directors. We aim to attract, develop, retain and support a diverse workforce that reflects the many members, physician partners, and communities we serve. Our executive leadership team and other senior leaders support our efforts. To advance these objectives, the Company offers training on topics such as leading inclusively, anti-harassment, anti-discrimination, and unconscious bias. Our programs include employee resource groups to foster a sense of community and inclusion and other community-building events to deepen understanding and appreciation of our global workforce.
The health, safety, and wellness of our employees are vital to our success. We have a strong commitment to providing a safe working environment. We believe we have effective oversight of our health and safety programs, which includes performing regular health and safety reviews intended to ensure that proper policies are in place.
Training and Development
We prioritize and invest in creating opportunities to help employees grow and build their careers through a multitude of training and development programs. These programs, in addition to focusing on career development, and professional development, reinforce the importance of compliance and ethical behavior embodied in our Code of Conduct and related policies and training, which all employees must complete upon hire and annually thereafter. We provide online and in-house training courses designed to strengthen technical and hard-skills, enhance leadership development, and aid with career advancement, which also includes reimbursement for various continuing professional education and support for membership in professional associations. We support career coaching, mentorship and accelerated leadership development programs to ensure mobility and advancement for our employees. Our employees are also encouraged to participate in mentoring programs with people of various backgrounds and cultures. We view mentoring as an essential development tool for sharing skills and knowledge so we can all succeed. Our commitment to mentoring feeds the successful future of our company.
Employees
As of December 31, 2024, agilon and its subsidiaries had 1,076 employees; substantially all were full-time. None of our employees are members of a labor union, and we have not experienced a work stoppage. Our employees do not include our physician partners, whom we do not directly employ.

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
The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and other federal healthcare programs. The federal government, including as a result of the passage of the ACA (as defined below), and a number of courts have taken the position that claims presented in violation of certain other statutes, including the federal Anti-Kickback Statute (“AKS”) or the federal physician referral law, 42 U.S.C. 1395nn (the “Stark Law”), are a violation of the FCA. Some government healthcare programs, including, but not limited to, the MA program, use a risk-adjustment model that adjusts premiums paid to contracted payors to reflect the specific characteristics of each enrolled member (including demographics, government program eligibility and health status). Many payors and government healthcare programs have set forth specific documentation rules that must be followed in compliantly selecting allowable codes. We rely on physician partners to follow the CMS documentation rules and code their claim submissions with accurate and substantially documented diagnoses, which we send to the payors, some of whom, in turn, submit the data to government healthcare agencies including CMS.
In recent years, the DOJ has brought a number of investigations and actions under the FCA against both payors and providers for alleged upcoding or improper coding of diagnosis coding under the risk-adjustment methodology. The FCA and Social Security Act also prohibits the knowing retention of identified overpayments (known as “reverse false claims”). A number of states have enacted laws that are similar to the FCA. Under Section 6031 of the Deficit Reduction Act of 2005, as amended, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s equivalent to the FCA. As a result, more states are expected to enact laws that are similar to the FCA in the future along with a corresponding increase in state false claims enforcement efforts.
Penalties for violations of the federal and state FCAs are severe. For example, if an entity violates the federal FCA, the government may seek up to three times the actual damages (known as “treble damages”), plus substantial penalties for each false claim. The DOJ has also sought to enforce cybersecurity compliance through its Civil Cyber-Fraud Initiative under the FCA. Violations of federal and state fraud and abuse laws may be punishable by criminal and/or civil sanctions, including significant penalties, fines, disgorgement, additional reporting requirements and oversight under a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, and/or exclusion or suspension from federal healthcare programs, such as Medicare, debarment from contracting with the U.S. government or criminal prosecution.
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
There are certain AKS “safe harbors” which, if the respective requirements are met, would afford protection from the AKS. Failure to meet all requirements of an AKS safe harbor does not necessarily mean the arrangement violates the AKS, but it may be subject to scrutiny by legal authorities, in light of the parties’ intent and arrangements. In other words, if an arrangement does not fit within a safe harbor, it does not necessarily mean that the arrangement is per se illegal—only that it is not shielded from regulatory scrutiny. The federal AKS provides criminal penalties for individuals or entities that knowingly and willfully solicit or receive any remuneration. A violation of the AKS is punishable by imprisonment of up to ten years, fines of up to $100,000 per offense, or both. Violation can also give rise to federal healthcare program exclusion, liability under the FCA and civil penalties, which may include monetary penalties of up to $100,000 per offense, repayments of up to three times the total payments between the parties to the arrangement and suspension from future participation in Medicare and Medicaid. In 2018, the U.S. Department of Health and Human Services’ (“HHS”) OIG issued final rules adding new safe harbors and modifying existing safe harbors that protect certain payment practices and business arrangements from sanctions under the AKS in order to remove potential barriers to more effective coordination and management of patient care and delivery of value-based care. Among other changes, the rules contain safe harbors for value-based arrangements centering around value-based enterprises, which are enterprises composed of participants collaborating to achieve one or more value-based purposes, including coordinating and managing the care of a target patient population and coordinating and managing the care of a target population. These rules also provide additional protections to our payment models with providers.
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
In 2018, CMS issued regulations that introduce value-based terminology and exceptions to the Stark Law. CMS has implemented such exceptions for certain remuneration exchanged between or among eligible participants in value-based arrangements. These exceptions and their various requirements apply based on the level of risk assumed by the arrangement’s participants. These regulations purport to ease the compliance burden for healthcare providers across the industry while maintaining safeguards to protect patients and programs from fraud and abuse. Future regulations may change the parameters of the Stark Law exceptions that we rely upon and impact our business, results of operations and financial condition.
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
Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act (collectively referred to as the “ACA”), were enacted. The ACA includes a variety of healthcare reform provisions and requirements, which continue to be implemented and substantially changed the way healthcare is financed by both governmental and private insurers.
However, due to government action over the last several years, a number of changes have been made to the provisions of the ACA since 2010, including reduced funding. Looking forward, the future of the ACA and its underlying programs are subject to continuing and substantial uncertainty, making long-term business planning exceedingly difficult. Because of the continued uncertainty about the implementation of the ACA, including the timing of and potential for further legal challenges, repeal or amendment of that legislation, through the legislative or executive branches, and the future of the health insurance exchanges, we cannot quantify or predict with any certainty the likely impact of the ACA on our business, financial condition, operating results and prospects.
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

Congress enacted HIPAA, in part, to combat healthcare fraud and to protect the privacy and security of patients’ individually identifiable healthcare information. Among other things, HIPAA requires healthcare providers and their business associates to maintain the privacy and security of individually identifiable PHI. HIPAA requires both covered entities and business associates to develop and maintain policies and procedures with respect to PHI, including adherence to HIPAA’s security standards through the implementation of administrative, physical and technical safeguards to protect PHI. Additionally, HIPAA contains requirements with respect to the use and disclosure of individuals’ PHI, including a prohibition on a covered entity or business associate using or disclosing an individual’s PHI unless the use or disclosure is authorized by the individual or is specifically required or permitted under HIPAA. The Health Information Technology for Economic and Clinical Health of 2009 (“HITECH”) expanded, among other things, (1) the scope of HIPAA to now apply directly to “business associates,” or independent contractors who receive, create, maintain or obtain PHI in connection with providing a service to a covered entity or another business associate, (2) substantive security and privacy obligations, including a new federal security breach notification requirement that unauthorized acquisitions, access, use or disclosure of unsecured PHI that compromise the security or privacy of the PHI be reported to, depending on the number of people affected and their location, affected individuals, the Department of Health and Human Services and local media outlets, (3) restrictions on certain marketing communications, a prohibition on business associates from receiving remuneration in exchange for PHI, and a prohibition on covered entities from receiving remuneration in exchange for PHI without express patient authorization or applicable exception and (4) the civil and criminal penalties that may be imposed for HIPAA violations. Pursuant to HIPAA, as amended by HITECH, we are required to report breaches of unsecured PHI to our covered entity clients, such as our physician group partners, within the time period specified in our applicable business associate agreement, but in no case later than 60 days from the discovery of the breach, and notify certain agencies and potentially the media in accordance with clause (2) above. Any interruption in access to member information, unauthorized use of or access to information, improper disclosure or other loss of information could result in, among other things, liability under HIPAA, potentially resulting in damages and regulatory penalties.
HIPAA mandates that the Secretary of HHS conduct periodic audits of covered entities and business associates for compliance with the HIPAA Privacy and Security Rules. HIPAA imposes penalties for certain violations, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. A single data privacy or data security incident can, in the view of HHS, result in violations of multiple standards. HIPAA, as amended by the HITECH Act, also authorizes state attorneys general to file suit on behalf of their states’ residents. While HIPAA does not create a private right of action allowing individuals to sue us in federal court for violations of HIPAA, its standards have been used as a basis for establishing a duty of care in state-law civil suits alleging negligence or recklessness for the misuse of PHI. A finding of liability under HIPAA could have a material adverse effect on our business, financial condition and results of operations. For more information see the risk factor titled “Security breaches, cybersecurity attacks, loss of data and other disruptions to our information systems could compromise sensitive information related to our business and expose us to liability, which could adversely affect our operations, financial condition, cash flows and results of operation” in Item 1A. Risk Factors and Item 1C. Cybersecurity included in this Report.
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
We are also subject to a provision of the federal 21st Century Cures Act that is intended to facilitate the appropriate exchange of health information. In 2020, the HHS Office of the National Coordinator for Health Information Technology and CMS issued complementary new rules that are intended to enhance interoperability and prevent information blocking and created requirements to (i) provide patients with convenient access to health care information, (ii) support electronic exchange of data for transitions of care and (iii) participate in trust networks to improve interoperability. The 21st Century Cures Act authorizes civil monetary penalties up to $1 million per information blocking “violation.”
Various other federal, state and foreign laws may apply that restrict the use and protect the privacy and security of individually identifiable information, as well as employee personal information, including laws modeled to some extent on the European Union’s General Data Protection Regulation. Federal and state consumer protection laws, including laws that do not, on their face, specifically address data privacy or security, have been applied to data privacy and security matters by a range of government agencies and courts.

Consumer Protection Laws
agilon may be subject to the Telephone Consumer Protection Act (“TCPA”), which regulates the manner in which a business may advertise its products and services to consumers by phone, text and fax. The TCPA was enacted by Congress to combat aggressive telemarketing and fax advertising practices believed to invade consumer privacy. The TCPA also regulates the use of automated equipment to deliver calls or text messages to mobile phones without prior express consent. Congress empowered the FCC to interpret the TCPA through rules, regulations and declaratory rulings. The FCC has determined that calls or text messages that have an express healthcare-related purpose—such as treatment follow-up, appointment confirmations and reminders or pre-operative instructions—are exempt from the TCPA. However, as healthcare companies, such as ourselves, increasingly rely on mobile delivery platforms and other technologies to communicate with patients about appointments, billing and other issues, the potential for legal exposure under the TCPA also increases. Each call or text made in violation of the TCPA can cost up to $1,500 per instance in fines and damages. Because there is no cap on statutory damages, violations can result in millions of dollars in penalties.
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
The FTC Act, 15 U.S.C. §§ 41-58, bans “unfair methods of competition” and “unfair or deceptive acts or practices.” The Supreme Court has said that all violations of the Sherman Act also violate the FTC Act. Thus, although the FTC does not technically enforce the Sherman Act, it can bring cases under the FTC Act against the same kinds of activities that violate the Sherman Act. The FTC Act also reaches other practices that harm competition, but that may not fit neatly into categories of conduct formally prohibited by the Sherman Act. Only the FTC may bring cases under the FTC Act.
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

U.S. Foreign Corrupt Practices Act of 1977 and Various Anticorruption Laws
The U.S. Foreign Corrupt Practices Act, as amended, 15 U.S.C. §§ 78dd-1, et seq. (“FCPA”) prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage. The FCPA also requires public companies to maintain sufficient internal controls to prevent and detect FCPA violations and to keep books, records, and accounts, which, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company. Violations of the FCPA can result in imprisonment, significant criminal and civil fines and penalties, and ongoing government supervision such as a monitorship. In addition, agilon is subject to various foreign anticorruption laws in locations in which it operates, including Brazil’s Clean Companies Act and India’s Prevention of Corruption Act, 1988.
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
Further, organizations that receive reimbursement from a federal or state government payor are expected by the federal government to have a compliance program. For those organizations that do not receive reimbursement from any federal or state government payors, a compliance program is not mandatory but is considered best practice. As a result, we maintain a program to monitor compliance with federal and state laws and regulations applicable to healthcare entities. We have a compliance department that is charged with implementing and supervising our compliance program, which includes the adoption of (i) a Code of Conduct for our employees and affiliates and (ii) a process that specifies how employees, affiliates and others may report regulatory or ethical concerns to our compliance officer. We believe that our compliance program meets the relevant standards provided by the OIG of the HHS. An important part of our compliance program consists of conducting periodic audits of various aspects of our operations. We also conduct mandatory educational programs designed to familiarize our employees with the regulatory requirements and specific elements of our compliance program.
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
•reliance on our subsidiaries;
•our use of AI and machine learning in our business and challenges with properly managing the development and use of these technologies;
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
•modification of the methodology utilized to determine revenue associated with MA members;
•negative publicity regarding the managed healthcare industry generally;
Legal and Regulatory Risks
•our ability to comply with regulation of the healthcare industry at the federal, state and local levels;
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
•regulation of the corporate practice of medicine;
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
•volatility of, or decline in, our stock price, could result in substantial losses for your investment;
•coverage by securities analysts may not be favorable or may cease;
•under our Certificate of Incorporation, Clayton, Dubilier & Rice, LLC (“CD&R”) and its affiliates and, in some circumstances, each of our directors and officers who is also a director, officer, employee, member or partner of CD&R and its affiliates, have no obligation to offer us corporate opportunities;
•anti-takeover provisions in our Certificate of Incorporation and By-laws;
•ability to achieve a return on your investment depends on appreciation in the price of our common stock;
•exclusive forum provisions in our Certificate of Incorporation;
General Risks
•lawsuits not covered by insurance and securities class action litigation; and
•sustainability issues, and our reporting on them.

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
Our business depends on our ability to identify and develop successful geographies and relationships with physician partners and payors, and to successfully execute upon our growth initiatives to increase the profitability of our physician partners. In order to pursue our strategy successfully, we must effectively implement our platform, partnership and network model, including identifying suitable candidates and successfully building relationships with and managing integration of new physician partners and payors. Additionally, we must annually evaluate the payor contract negotiations and the impact to the profitability of the partnerships to develop the RBE’s payor strategy. We contract with a limited number of physician partners and rely on physician partners within each geography. Our growth initiatives in our existing geographies depend, in part, on our physician partners’ ability to grow their practices through the addition of PCPs to increase their capacity to service Medicare patients, and to effectively meet increased patient demand. Our physician partners may encounter difficulties in recruiting additional PCPs to their practices due to many factors, including significant competition in their geographies. Accordingly, the loss or dissatisfaction of any physician partners, our inability to recruit and integrate physician partners into our model, or the failure of our physician partners to recruit additional PCPs or manage and scale capacity to timely meet patient demand, could substantially harm our brand and reputation, impact our competitiveness, inhibit widespread adoption of our platform, partnership and network model and impair our ability to attract new physician partners and maintain existing physician partnerships, both in new geographies and in geographies in which we currently operate, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
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
Further, our growth to date has significantly increased the demands on our management, operational and financial systems, infrastructure and other resources. We must continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls and management and mitigation of enterprise and operational risks. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations, maintaining adequate financial and operating systems and controls, executing upon our growth initiatives and achieving required operational scale to support our growth. If we do not successfully manage these ongoing processes, our business, financial condition, cash flows, and results of operations could be harmed.
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
We may require substantial additional capital to support our business in the future, which might not be available on acceptable terms, or at all.
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
The transition to a Total Care Model may be challenging for our physician partners, and fully capitated or other provider-risk arrangements have presented a history of financial challenges for physicians. It may take time for physician partners to acclimate to a capitation model, and some physician partners may not be successful at transitioning to a Total Care Model. Similarly, if physicians join a physician partner following the initial implementation period for a new partner market and we are unable to manage the integration of such new physician into our Total Care Model, the new physician may not achieve expected improvements in patient outcomes and related profitability. If we are not able to attract or retain physician partners who are successful at transitioning to a Total Care Model, our business, financial condition, cash flows, and results of operations could be materially adversely affected.
Public health crises, such as COVID-19, could adversely affect us.
Public health crises (such as the COVID-19 pandemic) could cause unexpected changes in utilization of healthcare services, which could impact our business, results of operations, financial condition, liquidity and cash flows. In particular, we have experienced, and may in the future experience, financial or operational impacts as a result of COVID-19 or other public health crises which may be material, including: impacts on our medical costs and medical services revenue, therefor affecting our total cost of care; increased delayed costs as a result of our enrolled members being unable to see their PCPs or long term complications of any pandemics or health crisis; labor shortages; complete or partial closure of partner medical care facilities; and inability to implement clinical initiatives to manage healthcare costs and chronic conditions of our enrolled members and appropriately document their risk profiles. For example, COVID-19 impacted our ability to accurately project medical cost trends.
The impact of COVID-19 on the worldwide economy and the healthcare industry underscored the risks we face related to public health crises and pandemics. Additionally, future public health crises or pandemics may increase the clinical disease burdens of our members over time, reduce preventative care to manage their existing clinical conditions and cause members to defer other care and elective procedures into future periods resulting in unexpected increased medical expense in such future periods, all of which may materially and adversely impact our business, financial condition, cash flows, and results of operations. The magnitude and duration of any pandemic and its ultimate impact on us are uncertain, but such impacts could be material to our business, financial condition, cash flows, and results of operations.
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
We establish liabilities on our balance sheet for the amount of medical services that have been incurred but not reported (“IBNR”) or paid as of the given balance sheet date. IBNR estimates are developed using actuarial methods and are based on many variables, including the utilization of healthcare services, historical payment patterns, cost trends, the timing of the receipt and accuracy of claims data and other information from our payors, product mix, seasonality, changes in membership and other factors. These estimation methods and the resulting reserves are periodically reviewed and updated. COVID-19 also resulted in fluctuations in our medical expenses and increased challenges in accurately estimating the amount of medical expenses which have been incurred by our members.
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
Our success depends, in part, on the skills, working relationships and continued services of our senior management team and other key personnel. Our employees are “at-will” employees or have offer letters or employment agreements that allow their employment to be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to hire, retain, and motivate valuable employees, in addition to salary and cash incentives, we provide stock options and restricted stock units that either vest over time or are based on the performance against predetermined financial targets. The value to employees of these stock options is significantly affected by movements in our stock price that are substantially outside our control. The compensation and benefits we provide to our employees, together with the value of stock options and restricted stock units that we have granted, may at any time be insufficient to counteract offers from other organizations. The departure of any key personnel could adversely affect the conduct of our business, financial condition, cash flows, and results of operations. In such an event, we would be required to hire other personnel to manage and operate our business, and we may not be able to employ a suitable replacement for the departing individual at favorable terms, or at all.
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
We manage and maintain our business and data through a combination of data center systems and cloud-based computing center systems. We are highly dependent on information technology networks and systems, including the internet, to securely access, process, transmit and store this information. We utilize third-party service providers for important aspects of the access, collection, storage and transmission of PHI and other sensitive information and, therefore, we may be unable to control the use of such information or the security protections employed by such third parties. The security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, is important to our operations and business strategy, particularly due to the sensitivity of the PHI and other confidential information we and our providers access, collect, store, process and transmit. Further, we rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, and other similar functions. See also the risk factor titled “We rely on third-party software and data to operate our business and provide services to our members and physician partners, and any restrictions on our use of, or ability to license, such third-party resources could adversely affect our business, financial condition, cash flows, and results of operations” below.
Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place, or they may suffer unexpected power losses or computer system or data network failures that negatively impacts the systems or solutions on which we rely. If our third-party service providers experience a security incident or other type of interruption or if an unexpected flaw or failed software update related to third-party software used in our information systems occurs, even if inadvertent, our information systems may become disabled or inaccessible and access to our data and other business information may be limited, which could materially disrupt our operations.
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
We are subject to cybersecurity attacks and may experience cybersecurity incidents in the future. Such breaches of our infrastructure or information, or that of our third-party providers, whether as a result of physical break-ins, computer viruses, cyberattacks, or employee, vendor or contractor error, negligence or malfeasance, can create system disruptions, shutdowns or unauthorized access, use, disclosure or modification of sensitive information, including PHI. As a result, such data security breaches could result in the loss of data or inappropriate use of information. Any interruption in access to member information, unauthorized access to information, improper disclosure or other loss of information could also result in federal, state, or foreign government investigations and liability under laws and regulations that protect the privacy of member information, such as HIPAA, potentially resulting in damages and regulatory penalties. See “Business—Healthcare and Other Applicable Regulatory Matters—Federal and State Privacy and Security Requirements” in Item 1 above. Although we have implemented preventative measures, as described in Item 1C of this Report, such measures may not be sufficient to prevent, mitigate or offset a cyber incident. Sustained or repeated system failures could damage our reputation and reduce the attractiveness of our platform, partnership and network model to members and physician partners, possibly resulting in contract terminations and reductions in revenue. Additionally, the detection, prevention and remediation of known or unknown security vulnerabilities, including those arising from third-party hardware or software, may result in additional material direct or indirect costs.
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
If our subsidiaries suffer losses due to their lack of performance, our physician partners’ failure to perform under their contracts or other reasons, we may be required to fund such losses or our subsidiaries may be subject to allegations of breach of their payor contracts or may incur regulatory consequences. We have in the past chosen to or been required to, and may in the future choose to or be required to, fund our subsidiaries’ losses. If unfunded, such losses have in the past, and could in the future, result in substantial doubt related to such subsidiary’s ability to continue operating as a going concern, and the contractual and regulatory consequences of such failure could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
We use and expect to expand our use of AI and machine learning in our business and challenges with properly managing the development and use of these technologies could result in harm to our reputation, business or customers, legal liability and adversely affect our results of operations
We use AI and machine learning solutions in, and we may in the future integrate additional AI and/or machine learning solutions into, our platform, offerings, products and services, and these applications may become more important in our operations over time. The implementation of AI can be costly, and there is no guarantee that any expanded use of AI will further enhance our platform, offerings, products and services or benefit our business operations. Additionally, our competitors or other industry participants may incorporate AI and/or machine learning into their products more quickly or more successfully than us, which could change our market dynamics, impair our ability to compete effectively and adversely affect our results of operations. Further, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. Generally, the use of AI and machine learning applications has in the past resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI and machine learning applications could adversely affect our reputation and results of operations. AI and machine learning also present emerging ethical issues and if our use of AI and/or machine learning becomes controversial, we may experience brand or reputational harm, competitive harm or legal liability. The rapid evolution of AI and machine learning, including potential government regulation thereof, could require us to devote significant resources to develop, test and maintain our implementation of such technology in order to minimize unintended, harmful impact.

Risks Related to Our Reliance on Third Parties
We are economically dependent on maintaining our contracts with a limited number of key payors.
We contract with a limited number of key payors, and we are economically dependent on maintaining our contracts with such payors. See “Note 3. Concentration of Credit Risk” in our Consolidated Financial Statements included elsewhere in this Report. As a result, our key payors may have increased bargaining power, and we may be required to accept less favorable contractual terms with them. Because we rely on a limited number of payors for a significant portion of our revenue, we depend on their creditworthiness. Our payors are subject to a number of risks including reductions in payment rates from governmental programs, including STARS ratings, higher than expected healthcare costs and lack of predictability of financial results when entering into new lines of business, particularly with high-risk populations. For example, utilization rates in 2024 resulted in higher healthcare costs. If the financial condition of our payors declines, our credit risk could increase. Should one or more of our significant payors declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, such payor may be unable to reimburse us for expenses incurred in managing patient care, and the members such payor attributes to our platform could transition to another payor who is not on our platform, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Future consolidation of payors in the healthcare industry could reduce the number of payors even further, increasing these risks.
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
Our revenue will be negatively impacted if our physician partners or our network providers, including hospitals and specialist physicians, fail to accurately, timely and sufficiently document their services or if our internal compliance and monitoring programs fail to ensure that documentation is complete, timely and accurate. We rely upon physician partners to accurately, timely and sufficiently complete medical record documentation and assign appropriate reimbursement codes for their services. We also rely on our internal compliance and monitoring systems to ensure that documentation is complete, timely and accurate. However, we do not employ or control our physician partners, and accordingly any adverse effects on us regarding their noncompliance with documentation requirements are uncertain and unpredictable. Reimbursement is conditioned upon, in part, physician partners providing the correct procedure and diagnosis codes and properly documenting the services themselves, including the level of service provided and the medical necessity for the services. If our affiliated physicians have provided incorrect or incomplete documentation or selected inaccurate reimbursement codes, or if our internal compliance and monitoring procedures to ensure complete, timely and accurate submission of data are ineffective, this could result in nonpayment for services rendered or lead to allegations of billing fraud. See “Business—Healthcare and Other Applicable Regulatory Matters—Health Care Fraud Statute” in Item 1 of this Report.
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
Substantially all of our total revenues relate to federal government healthcare coverage programs. The MA program accounted for substantially all of our revenues for our immediately preceding fiscal years. While the ACOs are not consolidated, they still have an impact on our profitability.
The policies and decisions made by the federal government regarding these programs, including the legislative and executive branches, have a substantial impact on our profitability. We cannot predict changes to these programs, and we may be unable to adapt our business to such changes, either at all or in relation to our competitors.
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
Government funding for healthcare programs is subject to statutory and regulatory changes, executive branch action, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursement levels. Various legislative, judicial and executive efforts have made the status of federal healthcare program funding and many other aspects of the U.S. healthcare system, particularly the status of reforms implemented under the ACA, unclear. Budget pressures often lead the federal government to reduce or impose limitations on reimbursement rates, which has in the past resulted, and could in the future result, in substantial reductions in our revenue and operating margins.
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
These and other healthcare laws and regulations that may affect us are further described in “Business—Healthcare and Other Applicable Regulatory Matters” in Item 1 of this Report.
The laws and regulations applicable to our business are complex, changing and often subject to varying interpretations. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (the “Loper decision”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies applicable to our operations. Further, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rulemaking process. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the programs and regulations we rely on, which could have a material adverse effect on our business, financial condition and results of operations. As a result, we may not be able to adhere to all applicable laws and regulations. Any violation or alleged violation of any of these laws or regulations by us or our affiliates, or our physician partners or payors, could have a material adverse effect on our business, financial condition, cash flows, and results of operations. We may in the future be a party to various and material lawsuits, demands, claims, qui tam suits, government investigations and audits or government enforcement actions, of which any could result in, among other things, substantial financial penalties or awards against us, reputational harm, termination of relationships or contracts related to our business, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare and other healthcare programs and possible criminal penalties.
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
All such arrangements can implicate, and must be structured to be in compliance with, all applicable federal and state fraud and abuse laws including the federal Anti-Kickback Statute and the Stark Law. See “Business—Healthcare and Other Applicable Regulatory Matters—Federal and State Anti-Kickback Statutes” and “Business—Healthcare and Other Applicable Regulatory Matters—Stark Law” in Item 1 of this Report.
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
Our business development and member engagement activities may implicate laws and regulations regarding marketing, beneficiary inducements, telemarketing and use of protected health information a violation of which could subject us to significant penalties and have an adverse effect on our business.
Medicare product marketing and sales activities are regulated by CMS and the states in which we operate. Medicare Managed Care marketing requirements are outlined in the Medicare Marketing Guidelines, a sub-regulatory guidance document updated annually. CMS has oversight over all MA marketing materials and outreach activities. To maintain appropriate beneficiary safeguards while not impeding the physician-patient relationship, the Medicare Marketing Guidelines set forth acceptable activities in the healthcare setting. For example, payors may not allow contracted physicians to accept/collect scope of appointment forms but may allow contracted physicians to make available communication materials regarding MA plans in areas where care is being delivered. Notably, the 2024 Final Rule includes, among other things, significant new MA marketing requirements for agent and broker compensation. The 2024 Final Rule includes distinct changes to the marketing regulations as well as broad-ranging provisions that address how payors compensate agents and brokers as well as reduces the number of payors who may enroll beneficiaries who are dually eligible for

Medicare and Medicaid (“DSNP”) outside of the open enrollment period. CMS finalized these changes to reduce the aggressive marketing practices. In addition, through our participation in the CMS ACO REACH Model, we (either as an ACO or as a service provider to our physician partners who are participating in the model) must comply with provisions in the participation agreements with CMS regarding marketing and outreach activities. For example, ACOs must have their plans for marketing activities approved by CMS and are prohibited from engaging in some forms of marketing activities such as door-to-door solicitation. Similarly, state laws governing managed care organizations also address allowable marketing and enrollee communication practices.
Marketing and outreach activities undertaken in the healthcare industry—whether undertaken by or on behalf of providers and payors—are subject to a complex web of laws and regulations designed to prevent fraud and abuse. See the section titled “Business—Healthcare and Other Applicable Regulatory Matters—Federal and State Anti-Kickback Statutes” and “Business—Healthcare and Other Applicable Regulatory Matters—Civil Monetary Penalties Statute” in Item 1 of this Report. Our physician partners and the payors with which we contract risk violating applicable state and federal fraud and abuse laws—including the Anti-Kickback Statute and CMPL—and laws governing marketing and member outreach (e.g., the Medicare Marketing Guidelines). Failure to comply with such laws can lead to severe penalties, including sanctions, fees, civil monetary penalties, imprisonment and exclusion from participation in federal healthcare programs. The imposition of such penalties against our physician partners or the payors with which we contract, could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
Our business development and member engagement activities may implicate the TCPA, related Federal Communication Commission (“FCC”) orders and analogous state laws which impose significant restrictions on the ability to utilize telephone calls and text messages to mobile telephone numbers as a means of communication, when the prior consent of the person being contacted has not been obtained. See “Business—Healthcare and Other Applicable Regulatory Matters—Consumer Protection Laws” in Item 1 of this Report. A determination that we, one of our affiliates, one of our vendors or one of our physician partners violated the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business, financial condition, cash flows, and results of operations.
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
Our physician partners are subject to various federal and state laws pertaining to healthcare fraud and abuse, including, among others, the federal Anti-Kickback Statute, Stark Law and FCA and analogous state laws. See “Business—Healthcare and Other Applicable Regulatory Matters” in Item 1 of this Report. Violations of these laws can occur under many different circumstances, including, for example, if a physician partner is engaging in prohibited financial and referral relationships with other physicians or providers; is improperly documenting and coding for services; is making prohibited internal referrals for certain services covered by the Stark Law or analogous state laws or is providing benefits to induce patients to self-refer. Depending on the circumstances, violations of these laws can be punishable by criminal and civil sanctions, including exclusion from participation in federal and state healthcare programs, as well as significant potential monetary liabilities. Should government authorities find that our physician partners have violated applicable law or regulations, our physician partners could be subject to criminal and civil penalties that could adversely affect our reputation and have a material adverse effect on our business, financial condition, cash flows, and results of operations.
In addition, our physician partners are subject to federal, state and local licensing regulations relating to, among other things, professional credentialing, the ability to practice medicine, professional ethics and prescribing medication and controlled substances. See “Business—Healthcare and Other Applicable Regulatory Matters—Other Laws and Regulations” in Item 1 of this Report. If our physician partners fail to obtain and maintain all necessary licenses, certifications, accreditations and other approvals and operate in compliance with applicable healthcare and other laws, their ability to provide medical services to members would be impaired.

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
In addition to federal regulations issued under HIPAA, several states have enacted their own data privacy and security statutes or regulations that govern the use and disclosure of a person’s health information or records. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them. See “Business—Healthcare and Other Applicable Regulatory Matters—Federal and State Privacy and Security Requirements” in Item 1 of this Report. These and other laws and regulations affecting data security and data privacy, including international laws and regulations relevant to our business, are often uncertain, contradictory and subject to changing interpretations, and we expect new laws, rules and regulations regarding data privacy and information security to be proposed and enacted in the future. This complex, dynamic legal landscape creates significant compliance issues and potentially exposes us to expense, adverse publicity and liability. The regulatory framework for data privacy and security issues worldwide is evolving and is likely to remain in flux for the foreseeable future, so it is unclear how regulatory changes could impact our business or the costs of compliance, though the impacts and costs seem likely to increase. The general legal trend in the data privacy and security area is toward the broader adoption of more stringent laws and toward more aggressive enforcement.
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
Regulation of downstream risk-sharing arrangements, including, but not limited to, global risk and other value-based arrangements, varies significantly from state to state. See “Business—Healthcare and Other Applicable Regulatory Matters—Federal and State Insurance and Managed Care Laws” in Item 1 of this Report. We therefore expect uncertainty regarding whether our operations fall within the scope of certain laws or regulations.
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
Some of the states in which we operate limit the practice of medicine to licensed individuals or professional organizations comprising licensed individuals, and lay business corporations generally may not exercise control over the medical decisions of physicians. Certain state regulatory bodies have taken the position that an arrangement that confers too much control over a physician practice to a non-medical professional entity may violate the corporate practice of medicine doctrine. See “Business—Healthcare and Other Applicable Regulatory Matters—Corporate Practice of Medicine” in Item 1 of this Report. A violation of the corporate practice of medicine doctrine constitutes the unlawful practice of medicine, which is subject to fines and other legal consequences. Penalties for violating fee-splitting statutes or regulations may include medical license revocation, suspension, probation or other disciplinary actions.
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
Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors of our common stock.
The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our financial conditions and results of operations;
•the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations, or capital commitments;
•changes in stock market valuations and operating performance of other healthcare and technology companies generally, or those in our industry in particular; and
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole.
If securities or industry analysts do not continue to publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or publish negative views on us or our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
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
Our Certificate of Incorporation and our By-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our Certificate of Incorporation and By-laws collectively:
•authorize the issuance of “blank check” preferred stock that could be issued by the Board to thwart a takeover attempt;
•provide for a classified board of directors, which divides the Board into three classes, with members of each class serving staggered three-year terms, which prevents stockholders from electing an entirely new board of directors at an annual meeting;
•limit the ability of stockholders to remove directors if CD&R ceases to beneficially own at least 40% of the outstanding shares of our common stock;
•provide that vacancies on the Board, including vacancies resulting from an enlargement of the Board, may be filled only by a majority vote of directors then in office;
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
These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context or from changing our management and Board. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.
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
We do not intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to use our future earnings, if any, to repay debt, to fund our growth, to develop our business, for working capital needs and for general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in shares of our common stock depends upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. Payments of dividends, if any, are at the sole discretion of the Board after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as the Board may deem relevant. In addition, our operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the agreements governing the Credit Facility significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us, and we may enter into other credit agreements or borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock. In addition, Delaware law imposes additional requirements that may restrict our ability to pay dividends to holders of our common stock.
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

General Risk Factors
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
We are currently subject to and could in the future be subject to securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, we are currently subject to two class action lawsuits in federal court alleging federal securities law violations. See Note 12 to the Consolidated Financial Statements in Part II, Item 8 of this Report for additional information related to our pending securities class action lawsuits. These current lawsuits, any related litigation that may arise, and any securities litigation that may be instituted against us in the future could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition or results of operations.
Sustainability issues may impact our business, our financial outcomes, and our reputation.
Various stakeholders, including regulators, investors, physician partners, payors, and employees are increasingly concerned with environmental, social, and governance issues. Stakeholder expectations regarding sustainability matters continue to evolve. We have established, and may continue to establish, various initiatives on these matters. Our actions and disclosures related to these, and other sustainability issues may impact our reputation and relationships with various stakeholder groups. Further, current and future mandated reporting requirements, including climate-related disclosures, may impact our reporting and compliance costs, and require a significant time investment. The inability to meet these disclosure requirements and to meet current and future commitments may result in litigation, liability, negative financial outcomes, and reputational damage.
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

The risks from cybersecurity threats have not to date materially affected us or are not reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Like other companies in the healthcare industry that handle protected health information and companies in all industries that rely on technology to run their operations, a material cybersecurity incident could potentially impact our results of operations and financial condition. Refer to the risk factor titled “Security breaches, cybersecurity attacks, loss of data and other disruptions to our information systems could compromise sensitive information related to our business and expose us to liability, which could adversely affect our operations, financial condition, cash flows and results of operation” in Item 1A of this Report for additional information about the risks associated with cybersecurity threats.
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
ITEM 2. Properties
As of December 31, 2024, we leased approximately 105,800 gross square feet relating to 16 office facilities. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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
Holders of Common Stock
As of February 21, 2025, we had 749 stockholders of record of common stock. The actual number of holders of our common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also do not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be made at the discretion of the Board and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that the Board may deem relevant. In addition, our ability to pay dividends to holders of our common stock is significantly limited as a practical matter by the Credit Facility insofar as we may seek to pay dividends out of funds made available to us by agilon health management inc. or its subsidiaries, because the Credit Facility restricts agilon health management, inc.’s ability to pay dividends or make loans to us.
Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
Certain of our agreements with our physician partner entities provide for grants of time-vested restricted stock units and performance stock units (collectively, “RSUs”) to the physician partner entities. On January 11, 2024, January 16, 2024, and January 25, 2024, we issued 8,743, 31,871, and 23,992 shares of our common stock upon vesting of RSUs, respectively, to our physician partners for a total of $447,287. On February 7, 2024, we issued 178,402 shares of our common stock upon vesting of RSUs to our physician partners for a total of $1,168,533. On February 15, 2024, we issued 1,973,830 shares of our common stock to our physician partners to settle provider incentive liabilities for a total of $14,330,006. On March 14, 2024, we issued 503,326 shares of our common stock upon vesting of RSUs to our physician partners for a total of $2,632,395. On April 4, 2024 and April 11, 2024, we issued 23,992 and 131,801 shares of our common stock upon vesting of RSUs, respectively, to our physician partners for a total of $818,621. On May 19, 2024, we issued 80,092 shares of our common stock to our physician partners to settle provider incentive liabilities for a total of $433,298. On June 16, 2024 and June 24, 2024, we issued 14,401 and 38,958 shares of our common stock upon vesting of RSUs, respectively, to our physician partners for a total of $352,983. On September 1, 2024, September 7, 2024, and September 22, 2024, we issued 178,401, 56,255, and 100,222 shares of our common stock upon vesting of RSUs, respectively, to our physician partners for a total of $1,242,706. On November 11, 2024, we issued 98,788 shares of our common stock to our physician partners to settle provider incentive liabilities for a total of $213,382. On December 15, 2024, we issued 114,679 shares of our common stock to our physician partners to settle provider incentive liabilities for a total of $256,881.
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
Issuer Purchases of Equity Securities
There were no repurchases of equity securities during the three months ended December 31, 2024.

Performance Graph
The graph and table below compare the cumulative total return of agilon, the S&P 500, and the S&P 500 Health Care Index from April 15, 2021 (the date our common stock began trading on the NYSE) to December 31, 2024. Total cumulative return is based on a $100 investment and assumes reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
RATE OF RETURN TREND COMPARISON
April 15, 2021–December 31, 2024
(April 15, 2021 = $100)
Performance Graph Total Stockholder Return

200
175
150
125
100
75
50
25
0
4/15/21
12/31/21
12/31/22
12/31/23
12/31/24
AGL
S&P 500
S&P 500 Health Care

	4/15/21	12/31/21	12/31/22	12/31/23	12/31/24
agilon health, inc.	$100	$117	$70	$55	$8
S&P 500	100	117	96	121	151
S&P 500 Health Care	100	120	118	120	124
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
2024 Results:
•Medicare Advantage members of approximately 526,500 as of December 31, 2024 increased 36% from 2023.
•The CMS ACO Models attributed beneficiaries of approximately 132,100 as of December 31, 2024 increased 48% from 2023.
•Total revenue of $6.06 billion increased 40% from 2023.
•Gross profit of $4.8 million, compared to $69.7 million in 2023.
•Medical margin of $205.2 million, compared to $298.7 million in 2023.
•Net loss of $260.1 million, compared to $262.8 million in 2023.
•Adjusted EBITDA loss of $154.2 million, compared to Adjusted EBITDA loss of $95.0 million in 2023.
Platform Membership Details
Medicare Advantage members increased 36% during 2024, which includes contributions from new geographies and growth within geographies existing prior to 2024. Total members live on the agilon platform include

526,500 Medicare Advantage members and 132,100 CMS ACO Models attributed beneficiaries. Average Medicare Advantage membership during 2024 was approximately 522,100.
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
We monitor the following key financial and operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business (dollars in thousands):

	As of and for the
	Year Ended December 31,
	2024	2023	2022
MA members	526,500	388,400	230,800
Medical services revenue	$6,047,715	$4,307,350	$2,384,889
Gross profit	$4,841	$69,670	$111,360
Medical margin(1)	$205,185	$298,691	$291,029
Platform support costs	$169,402	$163,652	$127,458
Net income (loss)	$(260,101)	$(262,803)	$(106,864)
Adjusted EBITDA(1)	$(154,215)	$(95,001)	$(45,470)
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

The following table presents our gross profit (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Total revenues	$6,060,530	$4,316,363	$2,388,220
Medical services expense	(5,842,530)	(4,008,659)	(2,093,860)
Other medical expenses(1)	(213,159)	(238,034)	(183,000)
Gross profit	$4,841	$69,670	$111,360
_____________________________________________________________________
(1)Represents physician compensation expense related to surplus sharing and other care management expenses that help to create medical cost efficiency. Includes costs in geographies that are in implementation and are not yet generating revenue and investments to grow existing markets. For the years ended December 31, 2024, 2023, and 2022, costs incurred in implementing geographies were $5.4 million, $33.7 million and $23.9 million, respectively.
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
See “—Non-GAAP Financial Measures” below, for additional information regarding our use of medical margin and a reconciliation of gross profit to medical margin.
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
The table below represents costs to support our live geographies and enterprise functions, which are included in general and administrative expenses (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Platform support costs	$169,402	$163,652	$127,458
% of Revenue	3%	4%	5%
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
See “—Non-GAAP Financial Measures” below, for additional information regarding our use of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.

Key Components of Our Results of Operations
Revenues
Medical Services Revenue
Our medical services revenue consists of capitation revenue under contracts with various payors. Under the typical capitation arrangement, we are entitled to PMPM fees to provide a defined range of healthcare services for MA health plan members through our contracted physician partners and affiliated PCPs. Such fees are typically based on a defined percentage of corresponding premium that payors receive from CMS. We recognize capitation revenue over the period eligible members are entitled to receive healthcare services. In certain of our payor arrangements, we are also financially responsible for Medicare Part D pharmaceutical costs for prescriptions rendered to members.
Medical services revenue constitutes substantially all of our total revenue for the years ended December 31, 2024, 2023, and 2022.
For additional discussion related to our revenue, see “—Critical Accounting Estimates” below and Note 2 to the Consolidated Financial Statements in Item 8 of this Report.
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
For additional discussion related to our medical services expense, see “—Critical Accounting Estimates” below and Note 2 to the Consolidated Financial Statements in Item 8 of this Report.
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
Other Income (Expense)
Income (loss) from equity method investments
Income (loss) from equity method investments consists primarily of income associated with our participation in the CMS ACO Models programs.
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
Total Discontinued Operations
Total discontinued operations consist of the results of our Hawaii and California operations. For certain of our divestiture transactions, we continue to be responsible for any liabilities arising from the business that were incurred prior to the closing date of such transaction, including any fines, penalties, and other sanctions, the payment of claims for medical services incurred prior to the effective date of each transaction, a liability for unrecognized tax benefits for which we are indemnified, and other contingent liabilities that we currently believe are remote. For additional discussion, see Note 20 to the Consolidated Financial Statements in Item 8 of this Report.

Results of Operations
The following table summarizes key components of our results of operations (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues:
Medical services revenue	$6,047,715	$4,307,350	$2,384,889
Other operating revenue	12,815	9,013	3,331
Total revenues	6,060,530	4,316,363	2,388,220
Expenses:
Medical services expense	5,842,530	4,008,659	2,093,860
Other medical expenses	213,159	238,034	183,000
General and administrative	268,912	285,760	207,789
Depreciation and amortization	24,463	16,043	8,949
Impairments	3,596	—	—
Total expenses	6,352,660	4,548,496	2,493,598
Income (loss) from operations	(292,130)	(232,133)	(105,378)
Other income (expense):
Income (loss) from equity method investments	14,992	16,489	10,720
Other income (expense), net	34,489	27,840	13,930
Gain (loss) on lease terminations	—	—	(5,458)
Interest expense	(6,177)	(6,658)	(4,484)
Income (loss) before income taxes	(248,826)	(194,462)	(90,670)
Income tax benefit (expense)	(1,451)	(791)	(1,640)
Income (loss) from continuing operations	(250,277)	(195,253)	(92,310)
Discontinued operations:
Income (loss) before gain (loss) on sales and income taxes	(1,061)	(20,002)	(14,528)
Gain (loss) on sales of assets, net	(8,763)	(47,548)	—
Income tax benefit (expense)	—	—	(26)
Total discontinued operations	(9,824)	(67,550)	(14,554)
Net income (loss)	(260,101)	(262,803)	(106,864)
Noncontrolling interests’ share in (earnings) loss	(50)	207	311
Net income (loss) attributable to common shares	$(260,151)	$(262,596)	$(106,553)

The following table summarizes our results of operations as a percentage of total revenues:

	Year Ended December 31,
	2024	2023	2022
Revenues:
Medical services revenue	100%	100%	100%
Other operating revenue	—	—	—
Total revenues	100	100	100
Expenses:
Medical services expense	96	93	88
Other medical expenses	4	6	8
General and administrative	4	7	9
Depreciation and amortization	—	—	—
Impairments	—	—	—
Total expenses	105	105	104
Income (loss) from operations	(5)	(5)	(4)
Other income (expense):
Income (loss) from equity method investments	—	—	—
Other income (expense), net	1	1	1
Gain (loss) on lease terminations	—	—	—
Interest expense	—	—	—
Income (loss) before income taxes	(4)	(5)	(4)
Income tax benefit (expense)	—	—	—
Income (loss) from continuing operations	(4)	(5)	(4)
Discontinued operations:
Income (loss) before income taxes	—	—	(1)
Gain (loss) on sales of assets, net	—	(1)	—
Income tax benefit (expense)	—	—	—
Total discontinued operations	—	(2)	(1)
Net income (loss)	(4)	(6)	(4)
Noncontrolling interests’ share in (earnings) loss	—	—	—
Net income (loss) attributable to common shares	(4)%	(6)%	(4)%
Comparison of Year Ended December 31, 2024 and 2023
Medical Services Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Medical services revenue	$6,047,715	$4,307,350	$1,740,365	40%
% of total revenues	100%	100%
Medical services revenue increased by $1.74 billion, or 40%, for the year ended December 31, 2024 compared to 2023 due primarily to growth in average membership of 38%, which was attributable to seven new geographies that became operational in 2024 as well as growth in our existing geographies. The increase in medical services revenue was also driven, to a lesser extent, by a 2% increase in PMPM capitation rates. The increase in medical services revenue was partially offset by higher costs associated with prescription drug benefits provided under the Medicare Part D program, which is a reduction to medical services revenue, and lower risk adjustment revenue related to unfavorable prior period development.

Medical Services Expense

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Medical services expense	$5,842,530	$4,008,659	$1,833,871	46%
% of total revenues	96%	93%
Medical services expense increased by $1.83 billion, or 46% for the year ended December 31, 2024 compared to 2023 due primarily to average membership growth of 38%, which was attributable to seven new geographies that became operational in 2024 as well as growth in our existing geographies. The increase in medical services expense was also driven by an increase in average medical services expense per member of 6%, which was primarily due to the continued impact of elevated medical cost trends and unfavorable prior period reserve development.
Other Medical Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Other medical expenses	$213,159	$238,034	$(24,875)	(10%)
% of total revenues	4%	6%
Other medical expenses decreased by $24.9 million, or 10%, for the year ended December 31, 2024 compared to 2023. Partner physician compensation expense decreased to $63.4 million in 2024 compared to $94.5 million in 2023 as a result of the losses generated in our geographies, which is a function of medical services revenues less the sum of medical services expenses, other provider costs and market operating costs, for the respective geography. Other provider costs increased by $6.0 million to $149.8 million in 2024 compared to $143.5 million in 2023, as the number of geographies and members on our platform increased in 2024. Other provider costs in 2024 include $5.4 million related to geographies that became operational in January 2025, while other provider costs in 2023 include $33.7 million of costs related to geographies that became operational in 2024.
General and Administrative

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
General and administrative	$268,912	$285,760	$(16,848)	(6)%
% of total revenues	4%	7%
General and administrative expenses decreased $16.8 million, or 6%, for the year ended December 31, 2024 compared to 2023. Operating costs to support our live geographies and enterprise functions (platform support costs) increased by $5.8 million to $169.4 million in 2024 compared to $163.7 million in 2023 due primarily to growth in operating costs incurred to support geographies that became operational in 2024. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased to 3% for the year ended December 31, 2024 compared to 4% in 2023. Investments to support geography entry decreased to $28.5 million for the year ended December 31, 2024, compared to $40.8 million in 2023 due to the decreased costs associated with our geographies that are expected to become operational in the following calendar year and expansion into existing geographies. Stock-based compensation expense decreased $18.7 million in 2024 primarily due to the cancellation of stock-based instruments during 2024.

Other income (expense), net

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Other income (expense), net	$34,489	$27,840	$6,649	24%
% of total revenues	1%	1%
Other income (expense), net increased $6.6 million, or 24%, for the year ended December 31, 2024 compared to 2023 primarily from income related to services rendered to our CMS ACO Models investments.
Total Discontinued Operations

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Total discontinued operations	$(9,824)	$(67,550)	$57,726	85%
% of total revenues	—%	(2%)
Discontinued operations generated losses of $9.8 million for the year ended December 31, 2024 compared to $67.6 million for the year ended December 31, 2023. In 2023, we completed the disposition of our Hawaii operations and recognized a loss on sale of assets of $47.5 million. For additional discussion related to discontinued operations, see Note 20 to the Consolidated Financial Statements in Item 8 of this Report.
Comparison of Year Ended December 31, 2023 and 2022
Medical Services Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Medical services revenue	$4,307,350	$2,384,889	$1,922,461	81%
% of total revenues	100%	100%
Medical services revenue increased by 81%, due primarily to growth in average membership of 69%, which was attributable to eight new geographies that became operational in 2023 as well as growth in our existing geographies. The increase in medical services revenue was also driven, to a lesser extent, by a 7% increase in PMPM capitation rates.

Medical Services Expense

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Medical services expense	$4,008,659	$2,093,860	$1,914,799	91%
% of total revenues	93%	88%
Medical services expense increased by 91% due primarily to average membership growth of 69%, which was attributable to six new geographies that became operational in 2023 as well as growth in our existing geographies. The increase in medical services expense was also driven by an increase in average medical services expense per member of 14%. During 2023, we experienced an increase in medical claims expenses attributable to higher-than-expected utilization. The increase in medical service utilization trends became visible during the fourth quarter as a result of additional updated information provided by our payors.

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
General and administrative expenses decreased $78.0 million, or 38%, for the year ended December 31, 2023 compared to 2022. Operating costs to support our live geographies and enterprise functions (platform support costs) increased by $36.2 million to $163.7 million in 2023 compared to $147.5 million in 2022 due primarily to growth in operating costs incurred to support geographies that became operational in 2023. Operating costs to support our live geographies and enterprise functions as a percentage of revenue decreased to 5% for the year ended December 31, 2023 compared to 7% for the same period in 2022. Investments to support geography entry increased to $40.8 million in 2023, compared to $43.9 million in 2022 due to increased costs associated with our geographies that become operational in the following calendar year.
Income (loss) from equity method investments

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Income (loss) from equity method investments	$16,489	$10,720	$5,769	54%
% of total revenues	—%	—%
Income (loss) from equity method investments increased $5.8 million, or 54%, for the year ended 2023 compared to 2022 primarily from our CMS ACO Models investments as a result of stronger performance driven primarily by increased medical margin during 2023 compared to 2022. The increase in income from equity method investments were partially offset by $15.2 million of additional expenses related to certain physician partners that elected to reduce their compensation percentage in current and future years in exchange for our common stock.
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
Discontinued operations generated losses of $67.6 million for the year ended December 31, 2023 compared to $14.6 million in 2022. In 2023, we completed the disposition of our Hawaii operations and recognized a loss on sale of assets of $47.5 million. For additional discussion related to discontinued operations, see Note 20 to the Consolidated Financial Statements in Item 8 of this Report.
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
The following table sets forth a reconciliation of gross profit to medical margin using data derived from our consolidated financial statements for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Gross profit(1)	$4,841	$69,670	$111,360
Other operating revenue	(12,815)	(9,013)	(3,331)
Other medical expenses	213,159	238,034	183,000
Medical margin	$205,185	$298,691	$291,029
_____________________________________________________________________
(1)Gross profit is defined as total revenues less medical services expense and other medical expenses.
The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA using data derived from the consolidated financial statements for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(260,101)	$(262,803)	$(106,864)
(Income) loss from discontinued operations, net of income taxes	9,824	67,550	14,554
Interest expense	6,177	6,658	4,484
Income tax expense (benefit)	1,451	791	1,640
Depreciation and amortization	24,463	16,043	8,949
Impairments and (gain) loss on lease terminations	3,596	—	5,458
Severance and related costs	4,577	188	2,470
Stock-based compensation expense	50,657	69,326	28,069
EBITDA adjustments related to equity method investments(1)	17,582	22,694	3,737
Other(2)	(12,441)	(15,448)	(7,967)
Adjusted EBITDA	$(154,215)	$(95,001)	$(45,470)
_____________________________________________________________________
(1)Includes elimination of certain administrative services provided by us to our equity method investments. The year ended December 31, 2023 includes $15.2 million of physician compensation expenses to reduce the physician partners’ compensation percentage in current and future years in exchange for our common stock.
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
As of December 31, 2024, we had cash and cash equivalents of $188.2 million and investments in marketable securities of $211.7 million.
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
Based on our planned operations, we believe that our existing cash and cash equivalents, investments in marketable securities, as well as available borrowing capacity under the Credit Facility, will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future (i.e., beyond the next 12 months). We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Our ability to pay dividends to holders of our common stock is significantly limited as a practical matter by our growth plans as well as the Credit Facility insofar as we may seek to pay dividends out of funds made available to us by agilon health management, inc. or its subsidiaries because the Credit Facility restricts agilon health management, inc.’s ability to pay dividends or make loans to us. The borrower on the Credit Facility is agilon health management, inc., our wholly-owned subsidiary. The Credit Facility is guaranteed by certain of our subsidiaries, including those identified as variable interest entities, and contain customary covenants including, among other things, limitations on restricted payments such as: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios.
Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows. The following table sets forth changes in cash flows for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$(57,777)	$(156,199)	$(130,808)
Net cash provided by (used in) investing activities	139,891	(44,019)	(444,388)
Net cash provided by (used in) financing activities	(2,583)	(193,133)	28,056

Net Cash Provided By (Used In) Operating Activities
Net cash used in operating activities was $57.8 million for the year ended December 31, 2024 compared to $156.2 million and $130.8 million for the years ended December 31, 2023 and 2022, respectively. The decrease in net cash used in operating activities in 2024 compared to 2023 was primarily a result of decreased provider costs, including partner physician incentive expenses, and the timing of settlements with payors from new and existing geographies, partially offset by the increase in gross profit contributed from new and existing geographies. The increase in net cash used in operating activities in 2023 compared to 2022 was primarily a result of the increase in medical margin contributed from new and existing geographies, partially offset by increased provider costs, including partner physician incentive expenses and the timing of settlements with payors from new and existing geographies.
Our cash flow from operations is dependent upon the number of members on our platform, the timing of settlements with payors and the level of operating and general and administrative expenses necessary to operate and grow our business, among other factors.
Net Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities was $139.9 million for the year ended December 31, 2024, compared to net cash used in investing activities of $44.0 million and $444.4 million for the years ended and December 31, 2023 and 2022, respectively. Net cash provided by investing activities in 2024 was due primarily to maturities of marketable securities of $206.9 million. Net cash used in investing activities in 2023 was due primarily for the acquisition of My Personal Health Record Express, Inc. for $44.4 million. Net cash used in investing activities in 2022 was due primarily to investments in marketable securities of $458.3 million.
Net Cash Provided By (Used In) Financing Activities
Net cash used in financing activities was $2.6 million and $193.1 million for the years ended December 31, 2024 and 2023, respectively, compared to net cash provided by financing activities of $28.1 million for the year ended December 31, 2022. During the year ended December 31, 2023, we used $200.0 million to repurchase our common stock. During the year ended December 31, 2022, we received net proceeds of $33.1 million from the exercise of stock options.
Debt Obligations
On February 18, 2021, we executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021 and the Second Amendment to Credit Agreement, dated as of May 25, 2023. The Credit Facility includes: (i) a $100.0 million senior secured term loan (the “Secured Term Loan Facility”) and (ii) a $100.0 million senior secured revolving credit facility (the “Secured Revolving Facility”) with a capacity to issue standby letters of credit in certain circumstances up to a maximum of $100.0 million. Subject to specified conditions and receipt of commitments, the Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $50.0 million plus (ii) an additional amount determined in accordance with a formula tied to repayment of certain of our indebtedness. The maturity date of the Credit Facility is February 18, 2026.
Effective with the Second Amendment to Credit Agreement on May 25, 2023, we transitioned to the Secured Overnight Financing Rate (“SOFR”) as a benchmark interest rate used in the credit agreement. At our option, borrowings under the credit agreement can be either: (i) SOFR Rate Loans, (ii) Daily Simple SOFR Rate Loans, or (iii) Base Rate Loans. Daily Simple SOFR Rate Loans and SOFR Rate Loans bear interest at a rate equal to the sum of 3.50% and the higher of (a) SOFR, as defined in the credit agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 2.50% and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month SOFR rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, we pay a commitment fee on the unfunded Secured Revolving Facility amount of 0.375%. We must also pay customary letter of credit fees.
The Credit Facility contains customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios.
For additional discussion on our debt obligations, see Note 11 to the Consolidated Financial Statements in Item 8 of this Report.

Equity
As of December 31, 2024, we had 412.2 million shares of common stock outstanding. See Note 13 to the Consolidated Financial Statements in Item 8 of this Report for additional information about our equity transactions.
Future Cash Requirements
The following table summarizes certain estimated future cash requirements under the Company’s various contractual obligations and commitments as of December 31, 2024, in total and disaggregated into current and long-term obligations (dollars in thousands):

	Total	Current	Long-Term
Term loan(1)	$34,904	$—	$34,904
Operating leases(2)	10,448	2,606	7,842
Capital commitments(3)	117,272	105,775	11,497
Interest(1)	5,655	5,205	450
Total	$168,279	$113,586	$54,693
_____________________________________________________________________
(1)See Note 11 to the Consolidated Financials Statements in Item 8 of this Report for additional information regarding the maturities of debt principal. Interest payments on debt are calculated using outstanding balances and interest rates in effect on December 31, 2024.
(2)See Note 6 to the Consolidated Financials Statements in Item 8 of this Report for additional information regarding the maturity of lease liabilities under operating leases.
(3)See Note 12 to the Consolidated Financials Statements in Item 8 of this Report for additional information regarding capital commitments to physician partners to support physician partner expansion and related purposes.
The table above does not include future payments of claims to healthcare providers because certain terms of these payments are not determinable at December 31, 2024 (for example, the timing and volume of future medical services provided under capitation contracts).
Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our historical experience, known trends and events and various other assumptions that we believe are reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, see Note 2 to the Consolidated Financial Statements in Item 8 of this Report. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.
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
Recent Accounting Pronouncements
For the impact of new accounting standards, see Note 2 to the Consolidated Financial Statements in Item 8 of this Report.
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

We held cash, cash equivalents, restricted cash equivalents, and marketable securities of $405.6 million and $495.1 million as of December 31, 2024 and 2023, respectively, consisting of bank deposits, certificates of deposits, money market funds, U.S. Treasury notes, and corporate debt securities. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our marketable securities. Declines in interest rates over time will reduce our investment income. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.

ITEM 8. Financial Statements and Supplementary Data
agilon health, inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of agilon health, inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of agilon health, inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2025 expressed an unqualified opinion thereon.
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

Valuation of incurred but not reported claims

Description of the Matter
As of December 31, 2024, the Company’s medical claims and related payables totaled $931.7 million, substantially all of which related to the Company’s estimate for claims that have been incurred but have either not yet been received, processed, or paid and as such, not reported (“IBNR”). As discussed in Note 2 to the consolidated financial statements, management develops its IBNR liability using actuarial methods commonly used by health insurance actuaries that include a number of factors and assumptions including medical service utilization trends, changes in membership, observed medical cost trends, historical claims payment patterns and other factors.
Auditing management’s estimate of the IBNR liability was complex and required the involvement of actuarial specialists due to the highly judgmental nature of the factors and assumptions used in the measurement process. These assumptions have a significant effect on the valuation of the IBNR liability.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the calculation of the IBNR liability. For example, we tested management’s controls over the accumulation of claims data, the assumptions used in the Company’s models, and management’s review of the Company’s models.
To test the IBNR liability, our audit procedures included, among others, testing the completeness and accuracy of data used in the Company’s models by comparing claims and membership data to source documentation, including statements and claims data received from health plans. With the assistance of our actuarial specialists, we used the Company’s underlying claims, membership data and generally accepted actuarial methodologies used within the industry to develop an independent range of IBNR estimates and compared those estimates to management’s recorded IBNR liability. Additionally, we performed a review of prior period estimates using subsequent claims developments.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2017.
Los Angeles, California
February 25, 2025

agilon health, inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$188,231	$107,570
Restricted cash and equivalents	5,629	6,759
Marketable securities	211,737	380,773
Receivables, net	1,017,040	942,461
Prepaid expenses and other current assets, net	35,137	42,513
Total current assets	1,457,774	1,480,076
Property and equipment, net	28,169	27,576
Intangible assets, net	72,771	63,769
Goodwill	24,133	24,133
Other assets	151,136	145,312
Total assets	$1,733,983	$1,740,866
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Medical claims and related payables	$931,664	$737,724
Accounts payable, accrued expenses and other	220,342	239,432
Total current liabilities	1,152,006	977,156
Long-term debt, net of current portion	34,904	32,308
Other liabilities	76,121	70,381
Total liabilities	1,263,031	1,079,845
Commitments and contingencies
Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 412,194 and 406,387 shares issued and outstanding, respectively	4,122	4,064
Additional paid-in capital	2,053,895	1,986,899
Accumulated deficit	(1,586,977)	(1,326,826)
Accumulated other comprehensive income (loss)	(88)	(2,298)
Total agilon health, inc. stockholders' equity (deficit)	470,952	661,839
Noncontrolling interests	—	(818)
Total stockholders’ equity (deficit)	470,952	661,021
Total liabilities and stockholders’ equity (deficit)	$1,733,983	$1,740,866
The consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as agilon health, inc., together with its consolidated subsidiaries and variable interest entities (the “Company”), is the primary beneficiary of these VIEs. The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $1.17 billion and $1.07 billion as of December 31, 2024 and 2023, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $1.13 billion and $930.6 million as of December 31, 2024 and 2023, respectively. See Note 18 for additional details.
See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Medical services revenue	$6,047,715	$4,307,350	$2,384,889
Other operating revenue	12,815	9,013	3,331
Total revenues	6,060,530	4,316,363	2,388,220
Expenses:
Medical services expense	5,842,530	4,008,659	2,093,860
Other medical expenses	213,159	238,034	183,000
General and administrative	268,912	285,760	207,789
Depreciation and amortization	24,463	16,043	8,949
Impairments	3,596	—	—
Total expenses	6,352,660	4,548,496	2,493,598
Income (loss) from operations	(292,130)	(232,133)	(105,378)
Other income (expense):
Income (loss) from equity method investments	14,992	16,489	10,720
Other income (expense), net	34,489	27,840	13,930
Gain (loss) on lease terminations	—	—	(5,458)
Interest expense	(6,177)	(6,658)	(4,484)
Income (loss) before income taxes	(248,826)	(194,462)	(90,670)
Income tax benefit (expense)	(1,451)	(791)	(1,640)
Income (loss) from continuing operations	(250,277)	(195,253)	(92,310)
Discontinued operations:
Income (loss) before gain (loss) on sales and income taxes	(1,061)	(20,002)	(14,528)
Gain (loss) on sales of assets, net	(8,763)	(47,548)	—
Income tax benefit (expense)	—	—	(26)
Total discontinued operations	(9,824)	(67,550)	(14,554)
Net income (loss)	(260,101)	(262,803)	(106,864)
Noncontrolling interests’ share in (earnings) loss	(50)	207	311
Net income (loss) attributable to common shares	$(260,151)	$(262,596)	$(106,553)
Net income (loss) per common share, basic and diluted
Continuing operations	$(0.61)	$(0.48)	$(0.22)
Discontinued operations	$(0.02)	$(0.16)	$(0.04)
Weighted average shares outstanding, basic and diluted	410,966	408,917	408,154
See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(260,101)	$(262,803)	$(106,864)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	2,235	3,183	(5,560)
Foreign currency translation adjustment	(25)	79	—
Total comprehensive income (loss)	(257,891)	(259,541)	(112,424)
Comprehensive (income) loss attributable to noncontrolling interests	(50)	207	311
Total comprehensive income (loss) attributable to agilon health, inc.	$(257,941)	$(259,334)	$(112,113)
See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2022	400,095	$4,001	$2,045,572	$(957,677)	$—	$(300)	$1,091,596
Net income (loss)	—	—	—	(106,553)	—	(311)	(106,864)
Other comprehensive income (loss)	—	—	—	—	(5,560)	—	(5,560)
Exercise of stock options	11,923	119	33,768	—	—	—	33,887
Vesting of restricted stock units	404	4	(4)	—	—	—	—
Shares withheld related to net share settlement	(37)	—	(831)	—	—	—	(831)
Stock-based compensation expense	—	—	28,381	—	—	—	28,381
December 31, 2022	412,385	$4,124	$2,106,886	$(1,064,230)	$(5,560)	$(611)	$1,040,609
Net income (loss)	—	—	—	(262,596)	—	(207)	(262,803)
Other comprehensive income (loss)	—	—	—	—	3,262	—	3,262
Exercise of stock options	2,786	28	13,686	—	—	—	13,714
Vesting of restricted stock units	899	9	(9)	—	—	—	—
Shares withheld related to net share settlement	(68)	(1)	(1,846)	—	—	—	(1,847)
Common stock repurchase	(9,615)	(96)	(201,313)	—	—	—	(201,409)
Stock-based compensation expense	—	—	69,495	—	—	—	69,495
December 31, 2023	406,387	$4,064	$1,986,899	$(1,326,826)	$(2,298)	$(818)	$661,021
Net income (loss)	—	—	—	(260,151)	—	50	(260,101)
Other comprehensive income (loss)	—	—	—	—	2,210	—	2,210
Exercise of stock options	1,508	15	2,743	—	—	—	2,758
Vesting of restricted stock units	2,652	27	(27)	—	—	—	—
Shares withheld related to net share settlement	(327)	(3)	(1,588)	—	—	—	(1,591)
Issuance of common stock	1,974	19	15,211	—	—	—	15,230
Stock-based compensation expense	—	—	50,657	—	—	—	50,657
Dissolution of partially owned entity	—	—	—	—	—	768	768
December 31, 2024	412,194	$4,122	$2,053,895	$(1,586,977)	$(88)	$—	$470,952
See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(260,101)	$(262,803)	$(106,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,463	20,161	13,772
Stock-based compensation expense	50,657	69,495	28,381
Impairments	3,596	—	—
Loss (income) from equity method investments	(14,992)	(16,489)	(10,720)
Deferred income taxes and uncertain tax positions	—	—	532
Release of indemnification assets	—	—	553
Distributions of earnings from equity method investments	3,340	—	—
(Gain) loss on sale of assets, net	3,784	47,548	—
Other non-cash items	887	(4,044)	2,973
Changes in operating assets and liabilities:
Receivables, net	(74,580)	(460,365)	(204,167)
Prepaid expense and other current assets	8,405	(6,120)	(16,620)
Other assets	6	(397)	(205)
Medical claims and related payables	193,941	441,500	107,713
Accounts payable and accrued expenses	4,635	32,111	65,736
Other liabilities	(1,818)	(16,796)	(11,892)
Net cash provided by (used in) operating activities	(57,777)	(156,199)	(130,808)
Cash flows from investing activities:
Purchase of property and equipment	(13,251)	(15,830)	(15,426)
Purchase of intangible assets	(28,034)	(14,985)	(17,235)
Investments in loans receivable and other	(13,733)	(19,528)	(6,510)
Investments in marketable securities	(12,006)	(114,657)	(458,265)
Proceeds from maturities and sales of marketable securities and other	206,915	164,040	52,548
Net cash paid in business combination	—	(45,252)	—
Proceeds from sale of business and property, net of cash divested	—	2,193	500
Net cash provided by (used in) investing activities	139,891	(44,019)	(444,388)
Cash flows from financing activities:
Proceeds from equity issuances, net	1,167	11,867	33,056
Common stock repurchase	—	(200,000)	—
Repayments of long-term debt	(3,750)	(5,000)	(5,000)
Net cash provided by (used in) financing activities	(2,583)	(193,133)	28,056
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	79,531	(393,351)	(547,140)
Cash, cash equivalents and restricted cash and equivalents from continuing operations, beginning of year	114,329	475,912	1,049,373
Cash, cash equivalents and restricted cash and equivalents from discontinued operations, beginning of year	—	31,768	5,447
Cash, cash equivalents and restricted cash and equivalents, beginning of year	114,329	507,680	1,054,820
Cash, cash equivalents and restricted cash and equivalents from continuing operations, end of year	193,860	114,329	475,912
Cash, cash equivalents and restricted cash and equivalents from discontinued operations, end of year	—	—	31,768
Cash, cash equivalents and restricted cash and equivalents, end of year	$193,860	$114,329	$507,680
See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business
Description of Business
agilon health, inc., together with its consolidated subsidiaries and variable interest entities (the “Company”), through its partnerships and purpose-built model provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. As of December 31, 2024, the Company, through its contracted physician networks, provided care to approximately 526,500 Medicare Advantage (“MA”) members enrolled with private health plans in 12 states. Additionally, the Company participates in the Centers for Medicare & Medicaid Services' (“CMS”) Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model and Medicare Shared Savings Program (“MSSP,” and together with ACO REACH, the “CMS ACO Models”) through its equity method investments.
See Note 18 for additional information related to the Company’s involvement with variable interest entities.
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
The Company is required to continually evaluate its VIE relationships and consolidate the entities in which it holds a variable interest when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity that has any of the following three characteristics:
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
Revenue Recognition and Receivables
Medical Services Revenue
Medical services revenue consists of capitation fees under contracts with various Medicare Advantage payors (“payors”). Under the typical capitation arrangement, the Company is entitled to monthly per-member, per-month (“PMPM”) fees to provide a defined range of healthcare services for Medicare Advantage health plan members (“members”) attributed to the Company’s contracted primary care physicians. In certain of the Company’s payor arrangements, it is also financially responsible for Medicare Part D pharmaceutical costs for prescriptions rendered to members. PMPM fees are determined as a percent of the premium payors receive from the CMS for these members. The Company generally accepts full financial risk for members attributed to its contracted primary care physicians and therefore is responsible for the cost of all healthcare services required by those members. Fees are recorded gross in revenue because the Company is acting as a principal in coordinating and controlling the range of services provided (other than clinical decisions) under its capitation contracts with payors. Capitation contracts with payors are generally multi-year arrangements and have a single performance obligation that constitutes a series, as defined by Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers (“ASC 606”), to stand ready on a monthly basis to provide all aspects of necessary medical care to members for the contracted period. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term.
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
Each period, the Company re-examines previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period the claims are settled. The Company’s medical claims payable balance represents management’s best estimate of its liability for unpaid medical costs as of December 31, 2024 and 2023. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The Company assesses the profitability of its managed care capitation arrangements to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a loss contract reserve is recognized. Loss contract reserves as of December 31, 2024 were $4.9 million. There were no loss contract reserves as of December 31, 2023.
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
Amortizable Intangible Assets and Goodwill
Amortizable intangible assets primarily relate to health plan contracts, trade names, provider networks and noncompete enforcement agreements. Amortizable intangible assets are amortized using the straight-line method over the useful life of these assets, generally between one and 30 years. The Company considers the period of expected cash flows and related underlying data used to measure the fair value of the intangible assets (or the length of time for a noncompete agreement) when selecting a useful life.

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
Cash, Cash Equivalents, and Restricted Cash Equivalents
Cash and cash equivalents consist of cash on hand and highly liquid financial instruments with maturities of three months or less when purchased, which includes investments in short-term money market funds. The Company maintains its cash on hand in bank deposit accounts which, at times, may exceed federally insured limits. Restricted cash and equivalents primarily consist of amounts used as collateral to secure letters of credit which the Company is required to maintain pursuant to contracts with payors. Such amounts are generally maintained in certificates of deposit to satisfy these obligations and are presented as restricted cash equivalents in the consolidated balance sheets. As of December 31, 2024 and 2023, certificates of deposit totaled $5.5 million and $6.7 million, respectively.
Marketable Securities
The Company's investments in marketable debt securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in total stockholders’ equity (deficit). The Company determines the appropriate classification of these investments at the time of purchase and reevaluates such designation at each balance sheet date. In general, the Company’s marketable securities are classified as current assets without regard to the securities’ contractual maturity dates because they may be readily liquidated.
Interest income, premium accretion/discount amortization, realized gains and losses on sales of securities, and credit-related impairment, if any, are included as a component of other income (expense), net in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.
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
The following represents the estimated useful lives for property and equipment:

Years
Computer equipment and software	3 – 5
Furniture and fixtures	7
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
Fair Value Measurement
The Company’s financial instruments consist of cash and cash equivalents, restricted cash and cash equivalents, marketable securities (see Note 4), receivables, other liabilities, accounts payable, certain accrued expenses, and borrowings which consist of a term loan and a revolving credit facility (see Note 11). The carrying values of the financial instruments classified as current in the consolidated balance sheets approximate their fair values due to their short-term maturities. The Company's cash and cash equivalents are classified within Level 1 of the fair value hierarchy. The Company may be required, from time to time, to measure its loans to physician partner groups in connection with taxes payable on shares distributed to them upon completion of the Company’s initial public offering ("IPO") at fair value on a nonrecurring basis. Such measurements are classified within Level 2 of the fair value hierarchy. The carrying values of the term loan and revolving credit facility are a reasonable estimate of fair value because the interest rates on such borrowings approximate market rates as of the reporting date. Such borrowings are classified within Level 2 of the fair value hierarchy. During the years ended December 31, 2024 and 2023, there were no material transfers of financial assets or liabilities within the fair value hierarchy.

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
Segment Reporting
The Company operates a Medicare-centric, capitated line of business and is organized as a single operating and reportable segment based on the manner in which the Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), evaluates performance and makes decisions about how to allocate resources. Segment asset information, which is presented on the consolidated balance sheet, is not used by the CODM to assess performance and make decisions about how to allocate resources. The Company's segment measure of profit or loss is consolidated net income (loss). The CODM uses the segment measure of profit or loss to assess performance and make resource allocation decisions, primarily through periodic budgeting and company performance reviews. Significant expense categories included within the segment measure of profit or loss that are regularly provided to the CODM include medical services expense, other medical expense, and platform support costs. Medical services expense and other medical expense amounts are included in the consolidated statements of operations. Platform support costs were $169.4 million, $163.7 million, and $127.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. For the years ended December 31, 2024, 2023, and 2022, other segment items, which consists of general and administrative expenses (excluding platform support costs), depreciation and amortization, other income (expense), net, income tax benefit (expense), and results from discontinued operations, were $95.5 million, $168.8 million, and $90.8 million, respectively.
Recent Accounting Pronouncements
In November of 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends certain reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Additionally, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in ASU 2023-07 are required to be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company adopted the new guidance in the fourth quarter of 2024. The new guidance did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
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

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in this update require public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items by breaking down certain expense line items into specified natural expense categories, including purchases of inventory, employee compensation, deprecation, intangible asset amortization, and depletion. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments in ASU 2024-03 can be applied on a prospective basis or retrospective basis and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2024-03 on the disclosures in its consolidated financial statements.

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
Revenue from Medicare Advantage payors constitutes substantially all of the Company’s total revenue for the years ended December 31, 2024, 2023, and 2022.
The following table provides the Company’s revenue concentrations with respect to major payors as a percentage of the Company’s total revenues:

	Year Ended December 31,
	2024	2023	2022
Payor A	21%	22%	21%
Payor B	18%	16%	21%
Payor C	10%	14%	*
Payor D	*	*	12%
Payor E	*	10%	*
_____________________________________________________________________
*Less than 10% of total revenues.
The following table provides the Company’s concentrations of credit risk with respect to major payors as a percentage of receivables, net:

	December 31,
	2024	2023
Payor A	*	13%
Payor B	11%	11%
Payor C	12%	*
Payor D	13%	*
Payor E	15%	21%
_____________________________________________________________________
*Less than 10% of total receivables.

NOTE 4. Marketable Securities and Fair Value Measurements
Marketable Securities
The following table summarizes the Company’s marketable securities (in thousands):

	December 31, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Corporate debt securities	$110,820	$91	$(204)	$110,707	$234,821	$180	$(1,604)	$233,397
U.S. Treasury notes	101,059	184	(213)	101,030	138,329	261	(1,206)	137,384
Other	—	—	—	—	10,000	—	(8)	9,992
	$211,879	$275	$(417)	$211,737	$383,150	$441	$(2,818)	$380,773
For the year ended December 31, 2024, the Company recognized total interest income, included in Other income (expense), net, of $19.2 million, of which $13.4 million was related to its marketable securities investments and $5.8 million was related to interest on cash and cash equivalent balances. For the year ended December 31, 2023, the Company recognized total interest income of $27.9 million, of which $19.1 million was related to its marketable securities investments and $8.8 million was related to interest on cash and cash equivalent balances. For the year ended December 31, 2022, the Company recognized total interest income of $14.5 million, of which $8.1 million was related to its marketable securities investments and $6.4 million was related to interest on cash and cash equivalent balances.
The following table summarizes the Company’s marketable securities maturity as of December 31, 2024 (in thousands):

Year	Amortized Cost	Fair Value
2025	$157,504	$157,208
2026	54,375	54,529
	$211,879	$211,737
The following table summarizes the Company’s marketable securities with gross unrealized losses by security type aggregated by the length of time the investments have been in a continuous unrealized loss position as of December 31, 2024 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable securities:
Corporate debt securities	$—	$—	$73,128	$204
U.S. Treasury notes	25,295	104	38,787	109
	$25,295	$104	$111,915	$313

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
The Company’s unrealized losses from marketable securities as of December 31, 2024 and 2023 were caused primarily by interest rate increases. As of December 31, 2024, all of the Company’s marketable securities carry an investment grade rating by nationally recognized statistical rating organizations. The Company does not intend to sell marketable securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. There were no allowances for credit losses on available-for-sale marketable securities at December 31, 2024 and 2023.
Fair Value Measurements
The table below summarizes the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	December 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$—	$110,707	$—	$—	$233,397	$—
U.S. Treasury notes	101,030	—	—	137,384	—	—
Other	—	—	—	9,992	—	—
	$101,030	$110,707	$—	$147,376	$233,397	$—

NOTE 5. Property and Equipment, Net
The following table summarizes the Company’s property and equipment (in thousands):

	December 31,
	2024	2023
Computer equipment and software	$49,094	$38,012
Furniture and fixtures	1,774	1,905
Leasehold improvements	1,977	1,977
	52,845	41,894
Less: accumulated depreciation	(24,676)	(14,318)
Property and equipment, net	$28,169	$27,576
For the years ended December 31, 2024, 2023, and 2022, the Company recognized $12.2 million, $8.0 million, and $3.9 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the consolidated statements of operations.

NOTE 6. Leases
The Company has operating leases for corporate offices and certain equipment. The following tables provide information regarding the Company’s operating leases for which it is the lessee (in thousands):

	December 31,
	2024	2023
ROU asset:
Other assets, net	$8,783	$13,411
Lease liabilities:
Accounts payable and accrued expenses	$2,460	$2,846
Other liabilities	6,599	10,905
Total operating lease liabilities	$9,059	$13,751

	Year Ended December 31,
	2024	2023	2022
Operating lease costs	$3,108	$3,529	$4,572
Short-term lease costs	512	232	—
Variable lease costs	1,405	1,078	643
Total lease costs	$5,025	$4,839	$5,215

	Year Ended December 31,
Supplemental Cash Flow Information	2024	2023	2022
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$4,992	$5,181	$4,189
ROU asset obtained in exchange for new lease liability:
Operating leases	$372	$2,953	$6,990

	December 31,
Weighted Average Lease Term and Discount Rate	2024	2023
Weighted average remaining lease term (years):
Operating leases	5	6
Weighted average discount rate:
Operating leases	5.47%	6.15%
The following table summarizes future minimum lease obligations under non-cancelable operating leases as of December 31, 2024 (in thousands):

Year	Amount
2025	$2,606
2026	2,204
2027	1,338
2028	1,193
2029	1,068
Thereafter	2,039
Undiscounted minimum lease payments payable	10,448
Less: imputed interest	(1,389)
Present value of lease liability	$9,059

NOTE 7. Goodwill and Amortizable Intangible Assets
Goodwill
The Company completed the required annual goodwill impairment test during the fourth quarters of 2024 and 2023, and no impairment was recognized.
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
Amortizable Intangible Assets
The following table summarizes the Company’s amortizable intangible assets as of December 31, 2024 (dollars in thousands):

	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	30	$600	$(170)	$430
Developed technology	10	25,600	(4,693)	20,907
Noncompete enforcement agreements	1-10	94,049	(44,643)	49,406
Other	4-15	3,600	(1,572)	2,028
		$123,849	$(51,078)	$72,771
The following table summarizes the Company’s amortizable intangible assets as of December 31, 2023 (dollars in thousands):

	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	15-30	$600	$(150)	$450
Developed technology	10	25,600	(2,134)	23,466
Noncompete enforcement agreements	1-10	77,164	(39,603)	37,561
Other	4-15	4,600	(2,308)	2,292
		$107,964	$(44,195)	$63,769
For the years ended December 31, 2024, 2023, and 2022, the Company recognized $12.3 million, $8.0 million, and $5.0 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the consolidated statements of operations.

The following table summarizes the estimated annual amortization for each of the five succeeding fiscal years and thereafter as of December 31, 2024 (in thousands):

Year	Amount
2025	$11,932
2026	9,838
2027	8,407
2028	7,795
2029	7,556
Thereafter	27,243
$72,771

NOTE 8. Other Assets
The following table summarizes the Company’s other assets (in thousands):

	December 31,
	2024	2023
Loans to physician partners	$63,155	$71,862
Health plan deposits	2,051	2,051
Equity method investments	61,756	44,753
Right of use assets	8,783	13,411
Other	15,391	13,235
	$151,136	$145,312
See Note 6 for additional information related to right of use assets and Note 18 for additional information on equity method investments related to the Company’ CMS ACO Models investments.
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

	December 31,
	2024	2023	2022
Medical claims and related payables, beginning of the year	$723,071	$339,749	$239,014
Components of incurred costs related to:
Current year	5,798,709	3,956,874	2,084,009
Prior years	43,821	51,785	9,851
Discontinued operations - current year	—	263,214	303,365
Discontinued operations - prior years	—	7,008	2,607
	5,842,530	4,278,881	2,399,832
Claims paid related to:
Current year	(4,878,351)	(3,237,050)	(1,792,303)
Prior years	(768,856)	(344,269)	(200,668)
Discontinued operations - current year	—	(263,215)	(258,733)
Discontinued operations - prior years	—	(51,025)	(47,393)
	(5,647,207)	(3,895,559)	(2,299,097)
Medical claims and related payables, end of the year	$918,394	$723,071	$339,749
Beginning and ending balances of medical claims and related payables disclosed above for December 31, 2022, include $44.1 million and $45.9 million, respectively, that are presented as current liabilities held for sale and discontinued operations. Ending balance of medical claims and related payables disclosed above for December 31, 2024 and 2023, includes $13.3 million and $14.7 million, respectively, that is recoverable from other parties under risk sharing arrangements and is presented as prepaid expenses and other current assets, net in the consolidated balance sheets.
During 2023, the Company experienced an increase in medical claims expenses attributable to higher-than-expected utilization. The increase in medical service utilization trends became visible during the fourth quarter of 2023 as a result of additional updated information provided by the Company’s payors. For the three months ended December 31, 2023, the Company recognized $1.16 billion of medical claims expense.

NOTE 10. Other Liabilities
The following table summarizes the Company’s other liabilities (in thousands):

	December 31,
	2024	2023
Other long-term contingencies	$49,000	$49,000
Lease liabilities, long-term	6,599	10,905
Equity method liabilities – CMS ACO Models	12,290	1,199
Other	8,232	9,277
	$76,121	$70,381
As of both December 31, 2024 and 2023, the Company had contingent liabilities of $49.0 million related to unasserted claims. While the Company intends to vigorously defend its position in the event of any assertion of such claims, it has established a liability for the potential exposure.
See Note 18 for additional information on equity method liabilities related to the Company's CMS ACO Models investments.

NOTE 11. Debt
Credit Facility
On February 18, 2021, the Company executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021 and the Second Amendment to Credit Agreement, dated as of May 25, 2023, the “Credit Facility”). The Credit Facility includes: (i) a $100.0 million secured term loan (the “Secured Term Loan Facility”) and (ii) a $100.0 million senior secured revolving credit facility (the “Secured Revolving Facility”) with a capacity to issue standby letters of credit in certain circumstances up to a maximum of $100.0 million. Subject to specified conditions and receipt of commitments, the Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $50.0 million plus (ii) an additional amount determined in accordance with a formula tied to repayment of certain of the Company’s indebtedness. As of December 31, 2024, $35.0 million was outstanding under the Credit Facility, which matures on February 18, 2026.
As of December 31, 2024, the Company had $35.0 million outstanding under the Secured Term Loan Facility and availability under the Secured Revolving Facility was $37.9 million, as the Company had outstanding letters of credit totaling $62.1 million. The standby letters of credit are automatically extended without amendment for one-year periods, unless the Company notifies the institution in advance of the expiration date that the letter will be terminated. No amounts have been drawn on the outstanding letters of credit as of December 31, 2024.
Effective with the Second Amendment to Credit Agreement on May 25, 2023, the Company transitioned to the Secured Overnight Financing Rate (“SOFR”) as a benchmark interest rate used in the Credit Agreement. At the Company’s option, borrowings under the Credit Agreement can be either: (i) SOFR Rate Loans, (ii) Daily Simple SOFR Rate Loans, or (iii) Base Rate Loans. Daily Simple SOFR Rate Loans and SOFR Rate Loans bear interest at a rate equal to the sum of 3.50% and the higher of (a) SOFR, as defined in the credit agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 2.50% and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month SOFR rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, the Company pays a commitment fee on the unfunded 2021 Secured Revolving Facility amount of 0.375%. The Company must also pay customary letter of credit fees. As of December 31, 2024, the weighted average effective interest rate on the Secured Term Loan Facility was 9.18%.
The Credit Facility is guaranteed by certain of the Company’s subsidiaries, including those identified as VIEs, and contain customary covenants including, among other things, limitations on restricted payments such as: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios. Failure to meet any of these covenants could result in an event of default under the agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the agreement to be immediately due and payable. As of December 31, 2024, the Company was in compliance with all covenants under the Credit Facility.

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
In February and March 2024, three class action lawsuits were filed and later consolidated as one matter captioned In re agilon health, inc. Securities Litigation, 1:24-cv-00297 (W.D. Tex.) (the “Consolidated Securities Matter”). The Consolidated Securities Matter names the Company and certain current and former members of the Company’s executive team and Board of Directors as defendants, among others. The Consolidated Securities Matter generally asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”), in connection with statements made between April 2021 and February 2024 in the Company’s annual and quarterly reports, investor presentations, and earnings releases related to, among other things, the Company’s financial guidance, medical margin and Adjusted EBITDA results, growth strategy, and data management. The Consolidated Securities Matter seeks compensatory damages, judgment interest, attorney’s fees and costs, and other unspecified equitable and/or injunctive relief. The Company and other defendants filed motions to dismiss the complaint on November 8, 2024, and plaintiffs filed a response on January 7, 2025. The Company intends to vigorously oppose the complaint, but is unable to predict the outcome or estimate any ultimate individual or aggregate amount of monetary liability or financial impact due to the early stages of the litigation.
In May and October 2024, two putative stockholder derivative class action lawsuits were filed: (1) Douglas v. Steven J. Sell et al., 1:24-cv-00531 (W.D. Tex.) and (2) Bingham v. Steven J. Sell et al., 1:24-cv-01181 (W.D. Tex.) (the “Derivative Matters”). The Derivative Matters name the Company and certain current and former members of the Company’s executive team and Board of Directors as defendants. The Derivative Matters generally assert claims under Sections 14(a) and 10(b) of the Exchange Act, as well as common law claims including breach of fiduciary duty, among others, in connection with statements made between April 2021 and February 2024 in the Company’s annual and quarterly reports, investor presentations, and earnings releases related to, among other things, the Company’s financial guidance, medical margin and Adjusted EBITDA results, growth strategy, and data management. The Douglas lawsuit also asserts claims under Section 20(a) of the Exchange Act in connection with the same allegations and seeks contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act. The Derivative Matters seek compensatory damages, restitution, punitive damages, attorney’s fees and costs, and other relief. The plaintiff in the Douglas action also seeks corporate governance reforms. The Derivative Matters were consolidated in November 2024 into In Re agilon health, inc. Shareholder Derivative Litigation, 1:24-cv-00531-DII. The consolidated derivative matter is currently stayed, pending resolution of the motion to dismiss in the Consolidated Securities Matter. The Company intends to vigorously oppose the complaint, but is unable to predict the outcome or predict the outcome or estimate any ultimate individual or aggregate amount of monetary liability or financial impact due to the early stages of the litigation.
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
Contractual Obligations
The following table summarizes the Company’s contractual obligations, excluding operating leases (see Note 6) and debt service obligations (see Note 11), as of December 31, 2024 (in thousands):

	Total	2025	2026-2027	2028-2029
Capital commitments(1)	$117,272	$105,775	$6,898	$4,599
_____________________________________________________________________
(1)Represents capital commitments to physician partners to support physician partner expansion and related purposes.

NOTE 13. Common Stock
Common Stock
As of December 31, 2024, the Company’s authorized capital stock consisted of 2.0 billion shares of common stock, par value $0.01 per share. Every holder of record of common stock entitled to vote at a meeting of stockholders is entitled to one vote for each share outstanding.
During the year ended December 31, 2024, the Company issued approximately 3.8 million shares of common stock primarily in connection with exercises and vesting of stock-based awards. Additionally, during 2024, the Company issued approximately 2.0 million shares of common stock to settle liabilities related to the exchange of common stock for reduced physician partner compensation percentage in certain ACO REACH entities.
During the year ended December 31, 2023, the Company issued approximately 3.6 million shares of common stock primarily in connection with exercises and vesting of stock-based awards.
Also in 2023, the Company repurchased 9.6 million shares of common stock for $200.0 million.
Additionally, during 2022, the Company issued approximately 12.3 million shares of common stock primarily in connection with exercises and vesting of stock-based awards.

NOTE 14. Stock-Based Compensation
The Company offers certain employees the ability to purchase common stock of the Company and/or receive common stock options under its Amended and Restated Stock Incentive Plan (the “Plan”) that was approved by the stockholders. In connection with the IPO, the Company’s Board of Directors approved the agilon health, inc. 2021 Omnibus Equity Incentive Plan (the “Omnibus Incentive Plan”). As of December 31, 2024, the Company is authorized to grant 123.9 million shares related to employee stock options, of which 62.8 million shares remain available for grant as of December 31, 2024. Shares granted are not transferrable, except upon the employee’s death, repurchase by the Company, or with the Company’s consent.
The Omnibus Incentive Plan provides for the grant of stock options, restricted stock awards, restricted stock units (“RSUs”), performance-based awards, and other awards. Stock options expire 10 years after the date of grant and forfeiture of awards is recognized as it occurs. The stock options granted under the Plan generally consist of: (i) stock options that vest in four equal annual installments, subject to the employee’s continued service until the applicable vesting date (the “Base Options”), and (ii) stock options that vest if CD&R realizes a certain return on its investment, subject to the employee’s continuous employment through such date and beyond, in certain grants (the “Upside Options”).
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
The assumptions used for the Black-Scholes option pricing model to determine the fair value of Base Options granted are as follows:

	December 31,
	2024	2023	2022
Risk-free interest rate	4.45% -4.65%	3.43% - 4.37%	1.94% - 4.18%
Expected dividends	$—	$—	$—
Expected volatility	59.25% -59.43%	55.42% - 65.04%	48.66% - 64.29%
Expected term (in years)	6.25	6.25	6.25

The Company’s outstanding Base Options consisted of the following (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding as of January 1, 2024	9,430	$8.23
Granted	2,536	4.61
Exercised	(1,287)	1.63
Forfeited	(1,516)	13.48
Stock options outstanding as of December 31, 2024	9,163	$7.29	5.9	$1,193
Expected to vest as of December 31, 2024	3,159	$8.73	8.4	$—
Exercisable as of December 31, 2024	6,004	$6.53	4.7	$1,193
The weighted-average grant-date fair value of Base Options granted during the years ended December 31, 2024, 2023, and 2022 was $3.03, $15.30, and $13.83, respectively, per option. The total intrinsic value of Base Options exercised for the years ended December 31, 2024, 2023, and 2022 was $1.2 million, $27.0 million, and $140.8 million, respectively. During the year ended December 31, 2024, the Company recognized $8.3 million of stock-based compensation expense related to Base Options. During the year ended December 31, 2023, the total stock-based compensation expense related to Base Options was $10.0 million, of which $0.1 million is recorded in income (loss) from discontinued operations in the consolidated statements of operations. During the year ended December 31, 2022, the total stock-based compensation expense related to Base Options was $9.5 million, of which $0.2 million is recorded in income (loss) from discontinued operations in the consolidated statements of operations.
As of December 31, 2024, the Company had $11.8 million of total unrecognized compensation cost related to non-vested Base Options, which is expected to be recognized over a weighted-average period of approximately two years.
Upside Options. Upside Options vest if CD&R realizes a certain return on its investment, subject to the employee’s continuous employment through such date and beyond, in certain grants. During the years ended December 31, 2024, 2023, and 2022, the Company recognized $1.0 million, $1.6 million, and $1.7 million, respectively, of stock-based compensation expense related to Upside Options. The fair value of Upside Options was estimated on the date of grant using the Monte Carlo simulation model.
The Company’s outstanding Upside Options consisted of the following (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding as of January 1, 2024	7,826	$7.31
Exercised	(221)	3.00
Forfeited	(643)	14.84
Stock options outstanding as of December 31, 2024	6,962	$6.75	3.6	$—
Expected to vest as of December 31, 2024	572	$10.54	5.4	$—
Exercisable as of December 31, 2024	6,390	$6.41	3.4	$—
As of December 31, 2024, the Company had $0.3 million of total unrecognized compensation cost related to non-vested Upside Options, which is expected to be recognized over a weighted-average period of less than one year.

Restricted Stock Units
Restricted stock awards, including RSUs and performance stock units are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant. The fair market value of RSUs, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting. RSUs, which vest based solely upon passage of time and requisite service generally vest over the requisite period of four years. Performance stock units, which are RSUs that vest dependent upon attainment of various levels of performance that equal or exceed threshold levels, generally vest in their entirety at the end of the relevant performance period, generally three years. The number of shares that ultimately vest can vary from 0% to 200% of target depending on the level of achievement of the performance criteria. The fair value of RSUs and performance stock units are determined based on the closing market price of the Company’s shares on the grant date. The value of the shares withheld to settle tax withholding obligations is dependent on the closing market price of the Company’s common stock on the trading date prior to the relevant transaction occurring.
The following table summarizes employee restricted stock award activity, including performance stock units, for the year ended December 31, 2024 (units in thousands):

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2024	2,982	$24.39
Granted	11,416	4.68
Vested	(1,067)	23.67
Forfeited	(2,259)	9.73
Unvested as of December 31, 2024	11,072	7.13
For the years ended December 31, 2024, 2023, and 2022, the Company recognized $18.0 million, $25.0 million (of which $0.1 million is recorded in income (loss) from discontinued operations in the consolidated statements of operations), and $9.6 million (of which $0.1 million is recorded in income (loss) from discontinued operations in the consolidated statements of operations), respectively, of stock-based compensation expense related to RSUs, including performance based units. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2024, 2023, and 2022 was $4.68, $26.36, and $21.89, respectively. The total fair value of RSUs vested during 2024 was $25.3 million. As of December 31, 2024, the Company had $48.7 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Certain of the Company’s agreements provide for the granting of certain stock-based instruments to third parties (the “Physician Partners Equity Awards”). The Company’s Board of Directors approved 13.7 million shares to be granted as Physician Partners Equity Awards, of which 3.3 million shares remain available for grant as of December 31, 2024. The fair market value of restricted stock units, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting. RSUs, which vest based solely upon passage of time and requisite service generally vest over the requisite period of two years. Performance stock units, which are restricted stock units that vest dependent upon attainment of various levels of performance that equal or exceed threshold levels, generally vest in their entirety at the end of the relevant performance period, from one to four years. The number of shares that ultimately vest can vary from 0% to 125% of target depending on the level of achievement of the performance criteria. The fair value of RSUs, including performance stock units, are determined based on the closing market price of the Company’s shares on the grant date. No shares are withheld to settle tax withholding obligations of the physician partners.

The following table summarizes Physician Partners Equity Awards activity, including performance stock units, for the year ended December 31, 2024 (units in thousands):

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2024	7,137	$20.39
Granted	2,139	8.65
Vested	(1,382)	21.10
Forfeited	(1,108)	22.39
Unvested as of December 31, 2024	6,786	16.24
For the years ended December 31, 2024, 2023, and 2022 the Company recognized $23.4 million, $32.9 million, $7.6 million, respectively, of stock-based compensation expense related to Physician Partner Equity Awards. The weighted-average grant-date fair value of Physician Partner Equity Awards granted during the years ended December 31, 2024, 2023, and 2022 was $8.65, $16.99, and $21.93, respectively. As of December 31, 2024, the Company had $77.1 million of total unrecognized compensation cost related to Physician Partner Equity Awards, which is expected to be recognized over a weighted-average period of approximately three years.

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

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$(109)	$119	$113
State	91	1,382	997
Foreign	1,254	893	—
	1,236	2,394	1,110
Deferred:
Federal	849	(1,070)	288
State	(492)	(399)	242
Foreign	(142)	(134)	—
	215	(1,603)	530
Income tax expense (benefit)	$1,451	$791	$1,640

The principal items accounting for the difference between taxes computed at the U.S. statutory rate and taxes recorded consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Computed tax at U.S. federal statutory rate of 21%	$(52,253)	$(40,837)	$(19,041)
Increase (decrease) in taxes resulting from:
Foreign rate differential	446	162	—
State taxes, net of federal impact	(404)	713	723
Stock-based compensation	6,900	(6,366)	(47,868)
Nondeductible compensation	1,919	5,430	23,570
Permanent differences	101	424	(155)
Valuation allowance	46,629	40,240	45,234
Other, net	(1,887)	1,025	(823)
Income tax expense (benefit)	$1,451	$791	$1,640
The net deferred tax liability comprises the tax effect of temporary differences between U.S. GAAP and tax reporting related to the recognition of income and expenses. The net deferred income tax liabilities are included in other liabilities in the consolidated balance sheets. Components of the net deferred tax liability consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred income tax assets:
Net operating and capital losses	$404,964	$346,128
State taxes	—	270
Accrued expenses	20,692	11,526
Transaction costs	710	672
Stock-based compensation	14,329	14,575
Lease liabilities	2,703	3,319
Interest limitation	—	561
Other, net	3,856	2,163
Total deferred income tax assets	$447,254	$379,214
Deferred income tax liabilities:
ROU assets	$(2,606)	$(3,238)
Intangible assets	(3,114)	(3,943)
Investments in marketable securities	(1,603)	(1,806)
Investments in partnerships and affiliates	(12,985)	(5,854)
Total deferred income tax liabilities	$(20,308)	$(14,841)
Valuation allowance	(428,717)	(365,932)
Net deferred income tax liabilities	$(1,771)	$(1,559)
The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In making this assessment, the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized in future periods. As of December 31, 2024 and 2023, the Company believed that it is more likely than not that its deferred tax assets in excess of deferred tax liabilities will not be realized. Accordingly, the Company has provided a valuation allowance of $428.7 million and $365.9 million on the Company’s deferred tax assets as of December 31, 2024 and 2023, respectively. The increase in valuation allowance of $62.8 million recorded in current year activities is primarily attributable to current year losses. The net deferred tax liability as of December 31, 2024 principally relates to deferred tax liabilities associated with long-term investments in partnerships and affiliates, which are expected to reverse against net operating losses which can only offset 80% of taxable income.
As of December 31, 2024, the Company has federal and state net operating losses of $1.7 billion and $1.1 billion, respectively. As of December 31, 2023, the Company has federal and state net operating losses of $1.5 billion and $854.4 million, respectively. As of December 31, 2024, $1.6 billion of the total federal net operating losses are carried forward as indefinite-lived net operating losses. The remaining net operating losses are carried forward and will expire beginning in 2027 if unutilized. Utilization of these operating loss carryforwards may be subject to an annual limitation based on changes in ownership, as defined by Section 382 of the Internal Revenue Code of 1986, as amended. As of December 31, 2024, $51.4 million and $52.1 million of the Company’s federal and state net operating loss carryforward, respectively, are attributable to prior acquisition transactions and are subject to Section 382 limitations. The Company’s analysis indicates that none of the acquired net operating loss carryforwards will expire unutilized solely as a result of the Section 382 limitations.
Unrecognized Tax Benefits
As of December 31, 2024, the Company had unrecognized tax benefits of $5.3 million, $1.0 million of which, if recognized, would impact its effective tax rate. As of December 31, 2023, the Company had unrecognized tax benefits of $5.5 million, $1.0 million of which, if recognized, would impact its effective tax rate. As of December 31, 2022, the Company had unrecognized tax benefits of $5.2 million, $0.9 million of which, if recognized, would impact its effective tax rate.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2024	2023	2022
Balance at beginning of the year	$5,471	$5,212	$5,919

Additions related to current year acquisition	—	722	—
Additions related to current year	192	79	35
Additions (reductions) related to prior years	—	—	(137)
Reductions related to settlements with taxing authorities	(320)	(542)	(605)
Balance at end of the year	$5,343	$5,471	$5,212
As of December 31, 2024, the Company recorded a liability for unrecognized tax benefit of $1.0 million. As of December 31, 2023, the Company recorded a liability for unrecognized tax benefit of $1.4 million, inclusive of $0.8 million of accrued interest and penalties. As of December 31, 2022, the Company recorded a liability for unrecognized tax benefit of $1.6 million, inclusive of $0.7 million of accrued interest and penalties. As of December 31, 2024 and 2023, $4.3 million and $4.4 million of unrecognized benefits, respectively, were reflected as a reduction in deferred tax asset balances. During the year ended December 31, 2024, the Company reversed $0.3 million of tax liability, $0.2 million of accrued interest, and $0.1 million of penalties on unrecognized tax benefits due to payments of an amended state return related to the period ended June 30, 2016 and statute of limitation release on state return related to period ended June 30, 2015. During the year ended December 31, 2023, the Company reversed $0.5 million of tax liability, $0.2 million of accrued interest, and $0.2 million of penalties on unrecognized tax benefits due to payments of an amended state return related to the period ended June 30, 2016. During the year ended December 31, 2022, the Company reversed $0.6 million of tax liability and $0.1 million of accrued interest on unrecognized tax benefits due to payments of an amended state return related to the period ended June 30, 2016. It is reasonably possible that during the next 12 months the Company may realize a change in its liability for uncertain tax positions.
The Company operates in several taxing jurisdictions, including U.S. federal, multiple U.S. states, and foreign jurisdictions. The statute of limitations has expired for all tax years prior to 2021 for federal, prior to 2017 for various state tax purposes, and prior to 2019 for non-U.S. jurisdictions. However, the net operating loss generated on the Company’s federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

For additional information regarding income taxes and unrecognized tax benefits related to discontinued operations, see Note 20.
As of December 31, 2024, the Company has unremitted earnings from subsidiaries outside of the U.S. on which no deferred tax liability has been recorded. The Company’s intention is to indefinitely reinvest these earnings outside the United States. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both state income taxes and withholding taxes payable to various foreign countries. The amounts of such tax liabilities that might be payable upon repatriation of foreign earnings are not material.
On October 8, 2021, the Organization for Economic Cooperation and Development (“OECD”) released the Pillar Two model rules introducing a 15% global minimum tax under the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting. In December 2022, the European Union (“EU”) Member States formally adopted the EU Pillar Two Framework (“Pillar Two Framework”). Certain countries have enacted this tax law change, with an effective date starting January 1, 2024 and January 1, 2025, for certain aspects of the directive. The Company considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and concluded there was no material impact to its tax provision for 2024. The Company will continue to evaluate the impact of these tax law changes on future reporting periods.

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
The following table illustrates the computation of basic and diluted EPS (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator
Income (loss) from continuing operations	$(250,277)	$(195,253)	$(92,310)
Noncontrolling interests’ share in (earnings) loss from continuing operations	(50)	207	311
Net income (loss) attributable to common stockholders before discontinued operations	(250,327)	(195,046)	(91,999)
Income (loss) from discontinued operations	(9,824)	(67,550)	(14,554)
Net income (loss) attributable to common stockholders	$(260,151)	$(262,596)	$(106,553)
Denominator
Weighted average shares outstanding, basic and diluted	410,966	408,917	408,154
Net income (loss) per share attributable to common stockholders
Net income (loss) per common share from continuing operations, basic and diluted	$(0.61)	$(0.48)	$(0.22)
Net income (loss) per common share from discontinued operations, basic and diluted	$(0.02)	$(0.16)	$(0.04)
Basic net income (loss) per share is the same as diluted net income (loss) per share for the years ended December 31, 2024, 2023, and 2022 as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table provides the potential shares of common stock that were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive (in thousands):

	December 31,
	2024	2023	2022
Stock options - service only condition	9,163	9,430	10,638
Stock options - market and performance condition(1)	6,962	7,826	9,167
Restricted stock units	17,858	10,065	7,282
_____________________________________________________________________
(1)Market and performance conditions were satisfied during 2021.

NOTE 17. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow information:
Interest paid	$4,597	$5,798	$3,672
Income taxes paid (refunded), net	1,804	5,359	5,313
Supplemental disclosure of non-cash financing activities:
Settlement of liabilities through issuance of stock(1)	15,230	—	—
Non-cash investment in unconsolidated subsidiaries	—	—	190
_____________________________________________________________________
(1)For additional information regarding stock issuance, see Note 18.
The following table summarizes cash, cash equivalents and restricted cash equivalents from continuing operations (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$188,231	$107,570
Restricted cash and equivalents	5,629	6,759
Cash, cash equivalents and restricted cash equivalents	$193,860	$114,329

NOTE 18. Variable Interest Entities
Consolidated Variable Interest Entities
agilon health, inc.’s consolidated assets and liabilities as of December 31, 2024 and 2023 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to agilon health, inc.

agilon health, inc.’s consolidated assets and liabilities include VIE assets and liabilities as follows (in thousands):

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$78,650	$62,154
Restricted cash equivalents	5,627	6,757
Receivables, net	1,015,753	940,618
Prepaid expenses and other current assets, net	17,725	21,907
Property and equipment, net	1,255	1,754
Intangible assets, net	49,406	25,561
Other assets, net	4,790	6,334
Liabilities
Medical claims and related payables	931,664	737,724
Accounts payable and accrued expenses	199,432	188,671
Other liabilities	2,270	4,184
Risk-bearing Entities. At December 31, 2024, the Company operates 33 wholly-owned risk-bearing entities (“RBEs”) for the purpose of entering into risk-bearing contracts with payors. Each RBE’s equity at risk is considered insufficient to finance its activities without additional support, and, therefore, each RBE is considered a VIE. The Company consolidates the RBEs as it has determined that it is the primary beneficiary because it has: (i) the ability to control the activities that most significantly impact the RBEs’ economic performance; and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the RBEs. Specifically, the Company has the unilateral ability and authority, through the RBE governance and management agreements, to make significant decisions about strategic and operating activities of the RBEs, including negotiating and entering into risk-bearing contracts with payors, and approving the RBEs’ annual operating budgets. The Company also has the obligation to fund losses of the RBEs and the right to receive a significant percentage of any financial surplus generated by the RBEs. The assets of the RBEs primarily consist of cash and cash equivalents, receivables, net, intangible assets, net, and other assets, net; its obligations primarily consist of medical claims and related payables as well as operating expenses of the RBEs (accounts payable and accrued expenses), including incentive compensation obligations to the Company’s physician partners. On February 18, 2021, the Company executed the Credit Facility, which is guaranteed by certain of the Company’s VIEs. Assets generated by the RBEs (primarily from medical services revenues) may be used, in certain limited circumstances, to settle the Company’s contractual debt obligations.
Unconsolidated Variable Interest Entities
As of December 31, 2024, the Company had 12 equity method investments (liabilities), including 10 wholly-owned CMS ACO Models entities discussed below, that were deemed to be VIEs. The Company has determined that the activities that most significantly impact the performance of these VIEs consist of the allocation of resources to and other decisions related to clinical activities and provider contracting decisions. Because the Company does not have the ability to control these activities due to another party’s control of the VIEs’ board of directors, the Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs. During 2023, the Company provided support to assist its CMS ACO Models investments in obtaining surety bonds related to risk-bearing capital contributions to CMS. As of December 31, 2024, the CMS ACO Models investments had $65.2 million outstanding surety bonds. The Company's maximum loss exposure as a result of the Company’s involvement with the VIEs cannot be quantified as the Company has the obligation to provide ongoing operational support to the unconsolidated VIEs, as needed.

Equity Method Investments
The following table summarizes the Company’s equity method investees (in thousands):

	December 31,
	2024	2023
Equity method investments - Other(1)	$9,365	$9,148
Equity method investments - CMS ACO Models(1)	52,391	35,605
Equity method liabilities - CMS ACO Models(2)	(12,290)	(1,199)
_____________________________________________________________________
(1)Included in Other assets, net in the consolidated balance sheets.
(2)Included in Other liabilities in the consolidated balance sheets.
The Company is a partner in ten wholly-owned CMS ACOs in collaboration with 15 of its physician group partners operating in 13 geographies as of December 31, 2024. The combined summarized operating results of the Company’s CMS ACO Models investments, which are recognized as equity income (loss), are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Medical services revenue	$1,814,618	$1,160,978	$1,071,302
Medical services expense	(1,667,806)	(1,024,468)	(991,565)
Other medical expenses(1)	(89,788)	(96,154)	(52,041)
Income (loss) from operations	22,687	22,500	14,294
Net income (loss)(2)	15,050	16,336	10,556
_____________________________________________________________________
(1)The years ended December 31, 2024, 2023, and 2022, include physician compensation expenses of $58.4 million, $53.7 million, and $27.1 million, respectively. The year ended December 31, 2023, includes $15.2 million of physician compensation expenses to reduce the physician partners’ compensation percentage in current and future years in exchange for the Company’s common stock. The Company recognized such liability in accounts payable and accrued expenses as of December 31, 2023. The common stock shares were issued in February 2024.
(2)Included in Income (loss) from equity method investments in the consolidated statement of operations. The years ended December 31, 2024, 2023, and 2022, includes operating and administrative expenses for services provided by the Company of $14.9 million, $2.9 million, and $2.8 million, respectively.

The combined summarized balance sheet of the Company’s CMS ACO Models investments are as follows (in thousands):

	December 31,
	2024	2023
Current assets	$444,963	$174,967
Noncurrent assets	1,894	3,341
Total assets	446,857	178,308
Current and total liabilities	406,756	142,027

NOTE 19. Related Party Transactions
Significant Stockholders
During the year ended December 31, 2023, the Company recognized general and administrative expenses of $1.7 million to administered secondary offerings of shares of its common stock sold by CD&R and did not receive any proceeds from any sale of shares of its common stock. The Company has not entered into any other material transactions with CD&R for the periods presented.

Equity Method Investments
For the years ended December 31, 2024, 2023, and 2022, the Company incurred expenses of $8.0 million, $8.9 million, and $9.6 million, respectively for provider services delivered by Population Health, LLC, which is accounted for under the equity method based on a 49% equity ownership interest held by the Company. As of December 31, 2024 and 2023, the Company had an outstanding payable to Population Health, LLC of $1.2 million and $1.5 million, respectively.
For the years ended December 31, 2024, 2023, and 2022, the Company recognized revenue of $3.9 million, $1.6 million, and $1.6 million, respectively, for technology services rendered to its CMS ACO Models investments. For the years ended December 31, 2024, 2023, and 2022, the Company recognized other income of $14.9 million, $2.9 million, and $2.8 million, respectively, for operational and administrative services provided by the Company. As of December 31, 2024 and 2023, the Company had an outstanding receivable from the CMS ACO Models of $7.0 million and $6.3 million, respectively.

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
The results of discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues:
Medical services revenue	$—	$266,279	$320,018
Other operating revenue	—	414	498
Total revenues	—	266,693	320,516
Expenses:
Medical services expense	—	270,222	305,972
Other medical expenses	1,420	8,732	13,127
General and administrative	(930)	4,151	11,156
Depreciation and amortization	—	4,118	4,823
Income (loss) from operations	(490)	(20,530)	(14,562)
Other income (expense), net	(571)	646	75
Gain (loss) on sales of assets, net	(8,763)	(47,548)	—
Interest expense	—	(118)	(41)
Income (loss) before income taxes and noncontrolling interests	(9,824)	(67,550)	(14,528)
Income tax benefit (expense)	—	—	(26)
Net income (loss) from discontinued operations attributable to common shares	$(9,824)	$(67,550)	$(14,554)

The following table provides significant non-cash operating items for discontinued operations that are included in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2023	2022
Non-cash operating activities from discontinued operations:
Depreciation and amortization	$4,118	$4,823
Stock-based compensation expense	169	312
Other non-cash items	169	326
Cash flows from investing activities:
Purchase of property and equipment	—	(12)
Purchase of intangible assets	—	(7,000)

Schedule I: Condensed Financial Information Of Registrant
agilon health, inc.
(Parent Company Only)
CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Prepaid expenses and other current assets, net	$404	$344
Total current assets	404	344
Investment in wholly owned subsidiary	417,481	618,570
Loans receivable	53,155	61,862
Total assets	$471,040	$680,776
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$—	$16,639
Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 412,194 and 406,387 shares issued and outstanding, respectively	4,122	4,064
Additional paid-in capital	2,053,895	1,986,899
Accumulated deficit	(1,586,977)	(1,326,826)
Total stockholders' equity (deficit)	471,040	664,137
Total liabilities and stockholders’ equity (deficit)	$471,040	$680,776
See accompanying Notes to the Condensed Financial Statements.

agilon health, inc.
(Parent Company Only)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
General and administrative	$(1,152)	$—	$—
Equity in net income (loss) of subsidiary	(259,595)	(263,233)	(107,281)
Interest income	596	637	728
Net income (loss) attributable to common shares	$(260,151)	$(262,596)	$(106,553)
See accompanying Notes to the Condensed Financial Statements.

agilon health, inc.
(Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. Description of agilon health, inc.
agilon health, inc., (“Parent”) was incorporated in Delaware and indirectly owns 100% of the equity interest in agilon health management, inc. (“agilon”). Parent has no significant operations or assets other than its indirect ownership of the equity of agilon. Accordingly, Parent is dependent upon distributions from agilon to fund its obligations. However, under the terms of the agreements governing agilon’s borrowings, agilon’s ability to pay dividends or lend to Parent is restricted. While certain exceptions to the paying of dividends or lending funds restrictions exist, these restrictions have resulted in the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of Parent’s subsidiaries exceeding 0.25% of the consolidated net assets of Parent and its subsidiaries. agilon has no obligation to pay dividends to Parent.
Condensed statements of cash flows have not been presented, as Parent did not have any cash as of, or for the years ended December 31, 2024, 2023 and 2022; see Note 3 for additional information on issuance of common stock.

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

NOTE 3. Equity
A discussion of Parent’s stockholders’ equity activities for the years ended December 31, 2024, 2023, and 2022 can be found in Note 13 in “Notes to the Consolidated Financial Statements” of the agilon health, inc. consolidated financial statements.
There were no cash dividends paid to Parent from agilon’s consolidated subsidiaries for the years ended December 31, 2024, 2023 and 2022.
Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2024	2022
Supplemental disclosure of non-cash financing activities:
Settlement of liabilities through issuance of stock(1)	$15,230	$—
Non-cash investment in unconsolidated subsidiaries	—	190
_____________________________________________________________________
(1)For additional information regarding stock issuance, see Note 18 in “Notes to the Consolidated Financial Statements” of the agilon health, inc. consolidated financial statements.

NOTE 4. Stock Incentive Plan
A discussion of Parent’s Stock Incentive Plan for the years ended December 31, 2024, 2023 and 2022 can be found in Note 14 in the section, “Notes to the Consolidated Financial Statements” of the agilon health, inc. consolidated financial statements.

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
As of December 31, 2024, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, as of December 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2024. Based on this evaluation, management has concluded that controls were effective as of December 31, 2024 at the reasonable assurance level.
Remediation of Previously Disclosed Material Weakness. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC, management identified a material weakness in internal control over financial reporting. The material weakness that was previously identified related to the following:
•Management identified a material weakness in controls related to the completeness and accuracy of information produced by the entity (IPE) and the level of precision and documentation around its management review controls to address the IPE for medical claims and related payables, risk adjusted premium revenue and certain care management expenses.
Management has been actively engaged in remediating the above-described material weakness. During the year ended December 31, 2024, we implemented measures designed to improve our internal control over financial reporting to remediate this material weakness, including:
•Evaluating the corporate finance and actuarial organization and hiring additional qualified accounting and actuarial personnel including financial consultants to enable the implementation of enhanced controls over IPE;
•Engaging professional accounting consultants to assist management in the documentation of policies, procedures, and the identification, documentation, and evaluation of our IPE controls in these functional areas, including testing the operating effectiveness of our enhanced IPE controls;

•Designing and implementing specific management review procedures to ensure completeness and accuracy of key financial data utilized in the recognition of medical claims and related payables, risk adjusted premium revenue and care management expenses;
•Implementing improved IT policies, procedures, and control activities over key financial data to ensure accuracy and completeness of this data as used in management review procedures; and
•Establishing additional training related to validating the accuracy of data used in review controls and the level of review precision and documentation required.
Management has concluded that the actions taken to strengthen our internal control over financial reporting, as well as the results of our testing over the design and operating effectiveness of these controls remediated the previously identified material weakness as of December 31, 2024. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with applicable policies, processes and documentation requirements may deteriorate.
Changes in Internal Control Over Financial Reporting. Except for the material weakness remediation actions described above, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our fourth quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2024.
Limitations on the Effectiveness of Controls. Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions, and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud have been prevented or that all control issues and instances of fraud, if any, have been detected.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of agilon health, inc.
Opinion on Internal Control Over Financial Reporting
We have audited agilon health, inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (the COSO criteria). In our opinion, agilon health, inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 25, 2025 expressed an unqualified opinion thereon.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate
/s/ Ernst & Young LLP
Los Angeles, California
February 25, 2025
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
The information required by this item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.
ITEM 11. Executive Compensation
The information required by this item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.
ITEM 14. Principal Accounting Fees and Services
The information required by this item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
Our consolidated financial statements are included in Part II, Item 8-Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
2.Financial Statement Schedules
The following Consolidated Financial Statements are included in Part II, Item 8-Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of agilon health, inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed April 19, 2021).

3.2	Amended and Restated By-laws of agilon health, inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed April 19, 2021).

4.1	Description of Securities Registered Pursuant to Section 12(b) of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Annual Report on Form10-K filed March 3, 2022).

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

10.4
Credit Agreement, dated as of February 18, 2021, by and among agilon management, inc. Agilon Health Intermediate Holdings, Inc., the Lenders party thereto, the Issuers party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and JPMorgan Chase Bank, N.A., Bank of America, N.A., Wells Fargo Securities, LLC. Deutsche Bank Securities Inc. and Nomura Securities International, Inc., as joint lead arrangers and joint bookrunners (as amended by the First Amendment to Credit Agreement dated as of March 1, 2021) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (Registration No. 333-254435) filed March 18, 2021).

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

10.7
Employment Agreement, dated as of May 4, 2020, by and among Steven J. Sell, agilon health, inc. and agilon management, inc. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (Registration No. 333-254435) filed March 18, 2021).†

10.8
Employment Agreement, dated as of January 11, 2021, by and between Timothy Bensley and agilon management, inc. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 333-254435) filed March 18, 2021).†

10.9
Employment Agreement, dated as of April 4, 2022, by and between Benjamin Shaker and agilon health, inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 5, 2022).†

10.10
Employment Agreement, dated as of March 31, 2022, by and between Girish Venkatachaliah and agilon health, inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed May 5, 2022).†

10.11
Employment Agreement, dated as of March 5, 2017, by and between Veeral Desai and Agilon Health Holdings, Inc. and agilon management , inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed March 1, 2023)† *

10.12
Employment Agreement, as amended, with an effective date of June 3, 2024, by and among Jeffrey Schwaneke and agilon health, inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 6, 2024).†*

10.13
Amended and Restated agilon health, inc. Stock Incentive Plan, dated as of April 27, 2017 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (Registration No. 333-254435) filed March 18, 2021).†

10.14	Form of Indemnification Agreement – Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K December 5, 2024).†

10.15	Form of Indemnification Agreement – Officers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K December 5, 2024).†

10.16	agilon health, inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.17	agilon health, inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.18	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.19	Form of Employee Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.20	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.21	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.22	Form of Employee Performance Restricted Stock Unit Agreement - Stock Appreciation Goal (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed August 6, 2024).†

19.1	agilon health, inc. Insider Trading Policy.*

21.1	List of Subsidiaries of agilon health, inc. as of December 31, 2024.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by Steven J. Sell, agilon health, inc,’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Jeffrey Schwaneke, agilon health, inc.’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Steven J. Sell, agilon health, inc.’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Jeffrey Schwaneke, agilon health, inc.’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

97.1	agilon health, inc. Policy Regarding Recovery of Erroneously Awarded Compensation. (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed February 27, 2024).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*
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
Dated: February 25, 2025

agilon health, inc. (Registrant)

/s/ STEVEN J. SELL
Steven J. Sell,
Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN J. SELL	Chief Executive Officer and President	February 25, 2025
Steven J. Sell	(Principal Executive Officer), Director

/s/ JEFFREY SCHWANEKE	Chief Financial Officer	February 25, 2025
Jeffrey Schwaneke	(Principal Financial Officer)

/s/ TIMOTHY GERTSCH	Chief Accounting Officer	February 25, 2025
Timothy Gertsch	(Principal Accounting Officer)

/s/ RONALD A. WILLIAMS	Chairman of the Board	February 25, 2025
Ronald A. Williams

/s/ RAVI SACHDEV	Vice Chairman of the Board	February 25, 2025
Ravi Sachdev

/s/ SHARAD MANSUKANI, M.D.	Director	February 25, 2025
Sharad Mansukani, M.D.

/s/ WILLIAM WULF, M.D.	Director	February 25, 2025
William Wulf, M.D.

/s/ KAREN MCLOUGHLIN	Director	February 25, 2025
Karen McLoughlin

/s/ DIANA L. MCKENZIE	Director	February 25, 2025
Diana L. McKenzie

/s/ SILVANA BATTAGLIA	Director	February 25, 2025
Silvana Battaglia