Form 10-Q
period 2025-03-31
agilon health, inc.
filed 2025-05-06
CIK 1831097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
At May 2, 2025, there were 413,951,779 shares of the registrant’s $0.01 par value common stock outstanding.

agilon health, inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
agilon health, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136,941	$188,231
Restricted cash and equivalents	1,682	5,629
Marketable securities	230,143	211,737
Receivables, net	1,239,603	1,017,040
Prepaid expenses and other current assets, net	42,353	35,137
Total current assets	1,650,722	1,457,774
Property and equipment, net	28,088	28,169
Intangible assets, net	68,187	72,771
Goodwill	24,133	24,133
Other assets	161,731	151,136
Total assets	$1,932,861	$1,733,983
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Medical claims and related payables	$1,113,084	$931,664
Accounts payable and accrued expenses	226,693	220,342
Current debt	34,924	—
Total current liabilities	1,374,701	1,152,006
Long-term debt	—	34,904
Other liabilities	57,906	76,121
Total liabilities	1,432,607	1,263,031

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 413,023 and 412,194 shares issued and outstanding, respectively	4,130	4,122
Additional paid-in capital	2,070,446	2,053,895
Accumulated deficit	(1,574,865)	(1,586,977)
Accumulated other comprehensive income (loss)	543	(88)
Total stockholders’ equity (deficit)	500,254	470,952
Total liabilities and stockholders’ equity (deficit)	$1,932,861	$1,733,983
The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as agilon health, inc., together with its consolidated subsidiaries and VIEs (the “Company”), is the primary beneficiary of these VIEs. The condensed consolidated balance sheets include total assets that can only be used to settle obligations of the Company’s consolidated VIEs totaling $1.38 billion and $1.17 billion as of March 31, 2025 and December 31, 2024, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $1.31 billion and $1.13 billion as of March 31, 2025 and December 31, 2024, respectively. See Note 14 for additional details.
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Medical services revenue	$1,529,879	$1,601,195
Other operating revenue	2,903	3,159
Total revenues	1,532,782	1,604,354
Expenses:
Medical services expense	1,401,867	1,443,842
Other medical expenses	80,193	85,424
General and administrative	65,956	76,422
Depreciation and amortization	6,876	5,844
Total expenses	1,554,892	1,611,532
Income (loss) from operations	(22,110)	(7,178)
Other income (expense):
Income (loss) from equity method investments	12,672	5,684
Other income (expense), net	9,261	5,892
Interest expense	(1,515)	(1,284)
Income (loss) before income taxes	(1,692)	3,114
Income tax benefit (expense)	(196)	133
Income (loss) from continuing operations	(1,888)	3,247
Discontinued operations:
Income (loss) before gain (loss) on sales	—	(518)
Adjustments on sale of assets, net	14,000	(8,763)
Total discontinued operations	14,000	(9,281)
Net income (loss)	12,112	(6,034)
Noncontrolling interests’ share in (earnings) loss	—	(30)
Net income (loss) attributable to common shares	$12,112	$(6,064)

Net income (loss) per common share, basic and diluted
Continuing operations	$—	$0.01
Discontinued operations	$0.03	$(0.02)

Weighted average shares outstanding – basic and diluted	412,936	408,938
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$12,112	$(6,034)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	612	(457)
Foreign currency translation adjustment	19	8
Total comprehensive income (loss)	12,743	(6,483)
Comprehensive (income) loss attributable to noncontrolling interests	—	(30)
Total comprehensive income (loss) attributable to agilon health, inc.	$12,743	$(6,513)
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)
For the three months ended March 31, 2025:

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2025	412,194	$4,122	$2,053,895	$(1,586,977)	$(88)	$470,952
Net income (loss)	—	—	—	12,112	—	12,112
Other comprehensive income (loss)	—	—	—	—	631	631
Vesting of restricted stock units	871	8	(8)	—	—	—
Shares withheld related to net share settlement	(42)	—	(161)	—	—	(161)
Stock-based compensation expense	—	—	16,720	—	—	16,720
March 31, 2025	413,023	$4,130	$2,070,446	$(1,574,865)	$543	$500,254
For the three months ended March 31, 2024:

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2024	406,387	$4,064	$1,986,899	$(1,326,826)	$(2,298)	$(818)	$661,021
Net income (loss)	—	—	—	(6,064)	—	30	(6,034)
Other comprehensive income (loss)	—	—	—	—	(449)	—	(449)
Exercise of stock options	1,434	14	2,441	—	—	—	2,455
Vesting of restricted stock units	1,170	11	(11)	—	—	—	—
Shares withheld related to net share settlement	(122)	(1)	(645)	—	—	—	(646)
Issuance of common stock	1,974	20	15,210	—	—	—	15,230
Stock-based compensation expense	—	—	16,909	—	—	—	16,909
March 31, 2024	410,843	$4,108	$2,020,803	$(1,332,890)	$(2,747)	$(788)	$688,486

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$12,112	$(6,034)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,876	5,844
Stock-based compensation expense	16,720	16,909
Loss (income) from equity method investments	(12,672)	(5,684)
Adjustments on sale of assets, net	(14,000)	4,996
Other noncash items	(2,229)	(472)
Changes in operating assets and liabilities:	(38,794)	(63,335)
Net cash provided by (used in) operating activities	(31,987)	(47,776)
Cash flows from investing activities:
Purchase of property and equipment	(3,849)	(3,139)
Purchase of intangible assets	(7,034)	(11,438)
Investment in loans receivable and other	—	(8,508)
Investments in marketable securities	(47,517)	—
Proceeds from maturities of marketable securities and other	35,311	74,523
Net cash provided by (used in) investing activities	(23,089)	51,438
Cash flows from financing activities:
Proceeds from equity issuances, net	(161)	1,809
Repayments of long-term debt	—	(1,250)
Net cash provided by (used in) financing activities	(161)	559
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	(55,237)	4,221
Cash, cash equivalents and restricted cash and equivalents, beginning of period	193,860	114,329
Cash, cash equivalents and restricted cash and equivalents, end of period	$138,623	$118,550
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Business
Description of Business
agilon health, inc., together with its consolidated subsidiaries and VIEs (the “Company”), through its partnerships and platform, provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. As of March 31, 2025, the Company, through its contracted physician networks, provided care to approximately 490,700 Medicare Advantage members enrolled with private health plans. Additionally, the Company participates in the Centers for Medicare & Medicaid Services' (“CMS”) Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model and Medicare Shared Savings Program (“MSSP,” and together with ACO REACH, the “CMS ACO Models”) through its equity method investments.
See Note 14 for additional discussions related to the Company’s involvement with VIEs.
The Company’s largest shareholder is an investment fund associated with Clayton Dubilier & Rice, LLC (“CD&R”), a private equity firm. All funds affiliated with CD&R are considered related parties.

NOTE 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of agilon health, inc., its wholly-owned subsidiaries, and joint ventures and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments unless otherwise indicated), which the Company considers necessary to present fairly its financial position, results of operations, and cash flows, have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
Property and Equipment
As of March 31, 2025 and December 31, 2024, the Company’s gross carrying amount of property and equipment was $55.5 million and $52.9 million, with accumulated depreciation of $27.4 million and $24.7 million, respectively. For the three months ended March 31, 2025 and 2024, the Company recognized $3.8 million and $2.8 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations.

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
Segment Reporting
The Company operates a Medicare-centric, capitated line of business and is organized as a single operating and reportable segment based on the manner in which the Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), evaluates performance and makes decisions about how to allocate resources. Segment asset information, which is presented on the consolidated balance sheet, is not used by the CODM to assess performance and make decisions about how to allocate resources. The Company's segment measure of profit or loss is consolidated net income (loss). The CODM uses the segment measure of profit or loss to assess performance and make resource allocation decisions, primarily through periodic budgeting and company performance reviews. Significant expense categories included within the segment measure of profit or loss that are regularly provided to the CODM include medical services expense, other medical expense, and platform support costs. Medical services expense and other medical expense amounts are included in the consolidated statements of operations. Platform support costs were $44.2 million and $45.7 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, other segment items, which consists of general and administrative expenses (excluding platform support costs), depreciation and amortization, other income (expense), net, income tax benefit (expense), and results from discontinued operations, were net profits of $5.6 million and net expenses of $35.4 million, respectively.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes—Improvements to Income Tax Disclosures (“ASU 2023-09”), which amends certain disclosure requirements related to income taxes. The amendments in ASU 2023-09 require public business entities on an annual basis to: (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The amendments in ASU 2023-09 can be applied on a prospective basis or retrospective application. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). In January 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The amendments in ASU 2024-03 require public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items by breaking down certain expense line items into specified natural expense categories, including purchases of inventory, employee compensation, deprecation, intangible asset amortization, and depletion. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments in ASU 2024-03 can be applied on a prospective basis or retrospective basis and early adoption is permitted. The amendments in ASU 2025-01 clarify the effective date of ASU 2024-03 stating that all public business entities are required to adopt the update in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. ASU 2025-01 does not change the effective date of ASU 2024-03 but was issued to provide clarity on the effective date for public business entities that do not have a calendar year-end. The Company is currently evaluating the potential impact of the adoption of ASU 2024-03 and ASU 2025-01 on its disclosures.

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
Concentration
The Company contracts with various payors whereby the Company is entitled to monthly PMPM fees to provide a defined range of healthcare services for members attributed to its contracted primary care physicians. The Company generally accepts full financial risk for such members and therefore is responsible for the cost of all healthcare services required by them. Substantially all of the Company’s receivable balances are from a small number of payors. Revenue from Medicare Advantage payors constitutes substantially all of the Company’s total revenue for the three months ended March 31, 2025 and 2024.

The following table provides the Company’s revenue concentration with respect to major payors as a percentage of the Company’s total revenues:

	Three Months Ended March 31,
	2025	2024
Payor A	17%	22%
Payor B	17%	15%
Payor C	11%	14%

The following table provides the Company’s concentration of credit risk with respect to major payors as a percentage of receivables, net:

	March 31, 2025	December 31, 2024
Payor A	12%	*
Payor B	*	11%
Payor C	12%	12%
Payor D	*	13%
Payor E	*	15%
___________________________________________
*Less than 10% of total receivables.

NOTE 4. Marketable Securities and Fair Value Measurements
Marketable Securities
The following table summarizes the Company’s marketable securities (in thousands):

	March 31, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$93,562	$59	$(54)	$93,567	$110,820	$91	$(204)	$110,707
U.S. Treasury notes	136,111	569	(104)	136,576	101,059	184	(213)	101,030
	$229,673	$628	$(158)	$230,143	$211,879	$275	$(417)	$211,737
For the three months ended March 31, 2025, the Company recognized total interest income (included in other income (expense), net in the condensed consolidated statements of operations) of $4.3 million, of which $3.1 million was related to its marketable securities investments and $1.2 million was related to interest on cash and cash equivalent balances. For the three months ended March 31, 2024, the Company recognized total interest income (included in other income (expense), net in the condensed consolidated statements of operations) of $5.4 million, of which $4.0 million was related to its marketable securities investments and $1.4 million was related to interest on cash and cash equivalent balances.

The following table summarizes the Company’s marketable securities maturity as of March 31, 2025 (in thousands):

Year	Amortized Cost	Fair Value
2025	$127,374	$127,287
2026	54,774	55,063
2027	27,962	28,125
2028	19,563	19,668
	$229,673	$230,143
The following table summarizes the Company’s marketable securities with gross unrealized losses by security type aggregated by the length of time the investments have been in a continuous unrealized loss position as of March 31, 2025 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$9,962	$1	$56,070	$53
U.S. Treasury notes	25,472	60	25,920	44
	$35,434	$61	$81,990	$97
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
The Company’s unrealized losses from marketable securities as of March 31, 2025 and December 31, 2024 were caused primarily by interest rate increases. As of March 31, 2025, all of the Company’s marketable securities carry an investment grade rating by nationally recognized statistical rating organizations. The Company does not intend to sell marketable securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. There was no allowance for credit losses on available-for-sale marketable securities at March 31, 2025 or December 31, 2024.
Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, restricted cash and equivalents, marketable securities, receivables, other liabilities, accounts payable, certain accrued expenses, and borrowings which consist of a term loan and a revolving credit facility. The carrying values of the financial instruments classified as current in the consolidated balance sheets approximate their fair values due to their short-term maturities. The Company's cash and cash equivalents are classified within Level 1 of the fair value hierarchy. The Company may be required, from time to time, to measure its loans to physician partner groups, primarily in connection with taxes payable on shares distributed to them upon completion of the Company's initial public offering (“IPO”), at fair value on a nonrecurring basis. Such measurements are classified within Level 2 of the fair value hierarchy. The carrying values of the term loan and revolving credit facility are a reasonable estimate of fair value because the interest rates on such borrowings approximate market rates as of the reporting date. Such borrowings are classified within Level 2 of the fair value hierarchy. During the three months ended March 31, 2025 and 2024, there were no material transfers of financial assets or liabilities within the fair value hierarchy.

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
The table below summarizes the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	March 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$—	$93,567	$—	$—	$110,707	$—
U.S. Treasury notes	136,576	—	—	101,030	—	—
	$136,576	$93,567	$—	$101,030	$110,707	$—

NOTE 5. Other Assets
The following table summarizes the Company’s other assets (in thousands):

	March 31, 2025	December 31, 2024
Loans to physician partners	$61,790	$63,155
Health plan deposits	2,051	2,051
Equity method investments(1)	73,035	61,756
Right-of-use lease assets	9,743	8,783
Other	15,112	15,391
	$161,731	$151,136
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
Each period, the Company re-examines previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period the claims are settled. The Company’s medical claims payable balance represents management’s best estimate of its liability for unpaid medical costs as of March 31, 2025 and 2024. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The following table presents the components of changes in medical claims and related payables (in thousands):

	March 31,
	2025	2024
Medical claims and related payables, beginning of the year	$918,395	$723,071
Components of incurred costs related to:
Current year	1,369,611	1,427,328
Prior years	32,256	16,514
	1,401,867	1,443,842
Claims paid related to:
Current year	(421,710)	(316,779)
Prior years	(801,235)	(595,250)
	(1,222,945)	(912,029)
Medical claims and related payables, end of the period	$1,097,317	$1,254,884
Medical claims and related payables also include $15.8 million and $13.3 million, as of March 31, 2025 and December 31, 2024, respectively, that is recoverable from other parties under risk sharing arrangements and is presented as prepaid expenses and other current assets, net in the condensed consolidated balance sheets.

NOTE 7. Other Liabilities
The following table summarizes the Company’s other liabilities (in thousands):

	March 31, 2025	December 31, 2024
Other long-term contingencies	$35,000	$49,000
Lease liabilities, long-term	7,095	6,599
Equity method liabilities – CMS ACO Models	10,897	12,290
Other	4,914	8,232
	$57,906	$76,121
As of March 31, 2025 and December 31, 2024, the Company’s accruals for contingent liabilities related to unasserted claims were $35.0 million and $49.0 million, respectively.
See Note 14 for additional discussions of equity method liabilities related to the Company's CMS ACO Models investments.

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
As of March 31, 2025, the Company had $35.0 million outstanding under the Secured Term Loan Facility and availability under the Secured Revolving Facility was $36.1 million, as the Company had outstanding letters of credit totaling $63.9 million. The standby letters of credit are automatically extended without amendment for one-year periods, unless the Company notifies the institution in advance of the expiration date that the letter will be terminated. No amounts have been drawn on the outstanding letters of credit as of March 31, 2025.
Effective with the Second Amendment to Credit Agreement on May 25, 2023, the Company transitioned to the Secured Overnight Financing Rate (“SOFR”) as a benchmark interest rate used in the Credit Agreement. At the Company’s option, borrowings under the Credit Facility can be either: (i) SOFR Rate Loans, (ii) Daily Simple SOFR Rate Loans, or (iii) Base Rate Loans. Daily Simple SOFR Rate Loans and SOFR Rate Loans bear interest at a rate equal to the sum of 3.50% and the higher of (a) SOFR, as defined in the Credit Agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 2.50% and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month SOFR rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, the Company pays a commitment fee on the unfunded Secured Revolving Facility amount of 0.375%. The Company must also pay customary letter of credit fees. As of March 31, 2025, the effective interest rate on the Secured Term Loan Facility was 8.289%.
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
In February and March 2024, three class action lawsuits were filed and later consolidated as one matter captioned In re agilon health, inc. Securities Litigation, 1:24-cv-00297 (W.D. Tex.) (the “Consolidated Securities Matter”). The Consolidated Securities Matter names the Company and certain current and former members of the Company’s executive team and Board of Directors as defendants, among others. The Consolidated Securities Matter generally asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”), in connection with statements made between April 2021 and February 2024 in the Company’s annual and quarterly reports, investor presentations, and earnings releases related to, among other things, the Company’s financial guidance, medical margin and Adjusted EBITDA results, growth strategy, and data management. The Consolidated Securities Matter seeks compensatory damages, judgment interest, attorney’s fees and costs, and other unspecified equitable and/or injunctive relief. The Company and other defendants filed motions to dismiss the complaint on November 8, 2024, and the motion is now fully submitted and pending before the Court. The Company intends to vigorously oppose the complaint, but is unable to predict the outcome or estimate any ultimate individual or aggregate amount of monetary liability or financial impact due to the early stages of the litigation.
In May and October 2024, two putative stockholder derivative class action lawsuits were filed: (1) Douglas v. Steven J. Sell et al., 1:24-cv-00531 (W.D. Tex.) and (2) Bingham v. Steven J. Sell et al., 1:24-cv-01181 (W.D. Tex.) (the “Derivative Matters”). The Derivative Matters name the Company and certain current and former members of the Company’s executive team and Board of Directors as defendants. The Derivative Matters generally assert claims under Sections 14(a) and 10(b) of the Exchange Act, as well as common law claims including breach of fiduciary duty, among others, in connection with statements made between April 2021 and February 2024 in the Company’s annual and quarterly reports, investor presentations, and earnings releases related to, among other things, the Company’s financial guidance, medical margin and Adjusted EBITDA results, growth strategy, and data management. The Douglas lawsuit also asserts claims under Section 20(a) of the Exchange Act in connection with the same allegations and seeks contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act. The Derivative Matters seek compensatory damages, restitution, punitive damages, attorney’s fees and costs, and other relief. The plaintiff in the Douglas action also seeks corporate governance reforms. The Derivative Matters were consolidated in November 2024 into In Re agilon health, inc. Shareholder Derivative Litigation, 1:24-cv-00531-DII. The consolidated derivative matter is currently stayed, pending resolution of the motion to dismiss in the Consolidated Securities Matter. The Company intends to vigorously oppose the complaint, but is unable to predict the outcome or estimate any ultimate individual or aggregate amount of monetary liability or financial impact due to the early stage of the litigation.

NOTE 10. Common Stock
Common Stock
2025. During the three months ended March 31, 2025, the Company issued approximately 0.8 million shares of common stock primarily in connection with vesting of stock-based awards.
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

The following table illustrates the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator
Income (loss) from continuing operations	$(1,888)	$3,247
Noncontrolling interests’ share in (earnings) loss from continuing operations	—	(30)
Net income (loss) attributable to common stockholders before discontinued operations	(1,888)	3,217
Income (loss) from discontinued operations	14,000	(9,281)
Net income (loss) attributable to common stockholders	$12,112	$(6,064)
Denominator
Weighted average shares outstanding – basic and diluted	412,936	408,938
Net income (loss) per share attributable to common stockholders
Net income (loss) per common share from continuing operations, basic and diluted	$—	$0.01
Net income (loss) per common share from discontinued operations, basic and diluted	$0.03	$(0.02)
The following table provides the potential shares of common stock that were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive (in thousands):

	March 31,
	2025	2024
Stock options	16,122	6,616
Restricted stock units	16,681	9,657

NOTE 12. Goodwill and Amortizable Intangible Assets
As of both March 31, 2025 and December 31, 2024, the Company’s goodwill balance was $24.1 million. There were no events or circumstances that warranted an interim impairment test for goodwill during the three months ended March 31, 2025.
As of March 31, 2025 and December 31, 2024, the Company’s gross carrying amount of amortizable intangible assets was $122.3 million and $123.8 million, with accumulated amortization of $54.1 million and $51.0 million, respectively. For the three months ended March 31, 2025 and 2024, the Company recognized $3.1 million and $2.9 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations.

NOTE 13. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information:
Interest paid	$1,348	$1,069
Income taxes paid	334	227
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	1,534	326
Settlement of liabilities through issuance of stock	—	15,230

The following table summarizes cash, cash equivalents and restricted cash equivalents (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$136,941	$188,231
Restricted cash and equivalents(1)	1,682	5,629
Cash, cash equivalents and restricted cash equivalents	$138,623	$193,860
___________________________________________
(1)Restricted cash and equivalents primarily consist of amounts used as collateral to secure letters of credit that the Company is required to maintain pursuant to contracts with payors.

NOTE 14. Variable Interest Entities
Consolidated Variable Interest Entities
agilon health, inc.’s consolidated assets and liabilities as of March 31, 2025 and December 31, 2024 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to agilon health, inc.
agilon health, inc.’s consolidated assets and liabilities include VIE assets and liabilities as follows (in thousands):

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$67,308	$78,650
Restricted cash equivalents	1,680	5,627
Receivables, net	1,237,231	1,015,753
Prepaid expenses and other current assets, net	20,655	17,725
Property and equipment, net	1,171	1,255
Intangible assets, net	45,533	49,406
Other assets, net	4,848	4,790
Liabilities
Medical claims and related payables	1,113,084	931,664
Accounts payable and accrued expenses	199,146	199,432
Other liabilities	1,501	2,270
Risk-bearing Entities. At March 31, 2025, the Company operates 33 wholly-owned risk-bearing entities (“RBEs”) for the purpose of entering into risk-bearing contracts with payors. Each RBE’s equity at risk is considered insufficient to finance its activities without additional support, and, therefore, each RBE is considered a VIE. The Company consolidates the RBEs as it has determined that it is the primary beneficiary because it has: (i) the ability to control the activities that most significantly impact the RBEs’ economic performance; and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the RBEs. Specifically, the Company has the unilateral ability and authority, through the RBE governance and management agreements, to make significant decisions about strategic and operating activities of the RBEs, including negotiating and entering into risk-bearing contracts with payors, and approving the RBEs’ annual operating budgets. The Company also has the obligation to fund losses of the RBEs and the right to receive a significant percentage of any financial surplus generated by the RBEs. The assets of the RBEs primarily consist of cash and cash equivalents, receivables, net, intangible assets, net, and other assets. Its obligations primarily consist of medical claims and related payables as well as operating expenses of the RBEs (accounts payable and accrued expenses), including incentive compensation obligations to the Company’s physician partners. On February 18, 2021, the Company executed the Credit Facility, which is guaranteed by certain of the Company’s VIEs. Assets generated by the RBEs (primarily from medical services revenues) may be used, in certain limited circumstances, to settle the Company’s contractual debt obligations.

Unconsolidated Variable Interest Entities
As of March 31, 2025, the Company had 12 equity method investments (liabilities), including 10 wholly-owned CMS ACO Models entities discussed below, that were deemed to be VIEs. The Company has determined that the activities that most significantly impact the performance of these VIEs consist of the allocation of resources to and other decisions related to clinical activities and provider contracting decisions. Because the Company does not have the ability to control these activities due to another party’s control of the VIEs’ board of directors, the Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs. The Company provided support to assist its CMS ACO Models investments in obtaining surety bonds related to risk-bearing capital contributions to CMS. As of March 31, 2025 and December 31, 2024, the CMS ACO Models investments had $131.6 million and $65.2 million, respectively, of outstanding surety bonds. The Company's maximum loss exposure as a result of the Company’s involvement with the unconsolidated VIEs cannot be quantified as the Company has the obligation to provide ongoing operational support to the unconsolidated VIEs, as needed.
Equity Method Investments
The following table summarizes the Company’s equity method investees (in thousands):

	March 31, 2025	December 31, 2024
Equity method investments - Other(1)	$9,360	$9,365
Equity method investments - CMS ACO Models(1)	63,675	52,391
Equity method liabilities - CMS ACO Models(2)	(10,897)	(12,290)
___________________________________________
(1)Included in Other assets, net in the condensed consolidated balance sheets.
(2)Included in Other liabilities in the condensed consolidated balance sheets.
The Company is a partner in 10 wholly-owned CMS ACO Models investments in collaboration with 13 of its physician group partners operating in 12 geographies. The combined summarized operating results of the Company’s CMS ACO Models investments are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Medical services revenue	$413,465	$440,160
Medical services expense	(351,853)	(398,792)
Other medical expenses(1)	(36,242)	(25,405)
Income (loss) from operations(2)	16,213	9,532
Net income (loss)(3)	12,677	5,631
___________________________________________
(1)The three months ended March 31, 2025 and 2024, includes physician incentive expenses of $27.8 million and $16.7 million, respectively.
(2)The three months ended March 31, 2025 and 2024, includes operating expenses for services provided by the Company of $4.2 million and $1.3 million, respectively.
(3)Included in Income (loss) from equity method investments in the condensed consolidated statements of operations.
The combined summarized balance sheet of the Company’s CMS ACO Models investments are as follows (in thousands):

	March 31, 2025	December 31, 2024
Current assets	$488,103	$444,963
Noncurrent assets	1,894	1,894
Total assets	489,997	446,857
Current and total liabilities	437,219	406,756

NOTE 15. Discontinued Operations
Discontinued operations is a component of an entity that has either been disposed of or is deemed held-for-sale and, (i) the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. On October 31, 2023, the Company completed the disposition of MDX Hawaii, Inc. and its related operations. The Company’s decision to exit Hawaii and the Independent Practice Association line of business represents a strategic shift that will have a major effect on its operations and financial results. As such, the Company’s Hawaii operations are reflected in the condensed consolidated financial statements as discontinued operations for all periods presented.
The results of discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Expenses:
General and administrative	$—	$518
Income (loss) from operations	—	(518)
Adjustments on sale of assets, net	14,000	(8,763)
Net income (loss) from discontinued operations attributable to common shares	$14,000	$(9,281)

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition, and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this report. A number of important factors, including, without limitation, the risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
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
•our use of artificial intelligence and machine learning in our business and challenges with properly managing the development and use of these technologies;
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
•sustainability issues;
•our stock price may be volatile; and
•risks related to other factors discussed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Recent Accounting Pronouncements
Overview and Recent Developments
Our business is transforming healthcare by empowering the primary care physicians (“PCPs”) to be the agent for change in the communities they serve. We believe that PCPs, with their intimate patient-physician relationships, are best positioned to drive meaningful change in quality, cost, and patient experience when provided with the right infrastructure and payment model. Through our combination of the agilon platform, a long-term partnership model with existing physician groups and a growing network of like-minded physicians, we believe we are poised to revolutionize healthcare for seniors across communities throughout the United States. We believe our purpose-built model provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. Our model operates by forming risk-bearing entities (“RBEs”) within local geographies, that enter into arrangements with payors providing for monthly payments to manage the total healthcare needs of our physician partners’ attributed patients (or, global capitation arrangements). The RBEs also contract with agilon to perform certain functions and enter into long-term professional service agreements with one or more anchor physician groups pursuant to which the anchor physician groups receive a base compensation rate and share in the savings from successfully improving quality of care and reducing costs.
Our business model is differentiated by its focus on existing community-based physician groups and is built around three key elements: (1) agilon’s platform; (2) agilon’s long-term physician partnership model; and (3) agilon’s network. With our model, our goal is to remove the barriers that prevent community-based physicians from evolving to a Total Care Model, where the physician is empowered to manage health outcomes and the total healthcare needs of their attributed Medicare patients.
First Quarter 2025 Results:
•Medicare Advantage members of approximately 490,700 as of March 31, 2025 decreased 6% from March 31, 2024.
•CMS ACO Models (defined below) attributed beneficiaries of approximately 114,100 as of March 31, 2025 decreased 13% from March 31, 2024.
•Total revenue of $1.5 billion decreased 4% from the first quarter of 2024.
•Gross profit of $51 million, compared to $75 million in the first quarter of 2024.
•Medical margin of $128 million, compared to $157 million in the first quarter of 2024.
•Net income of $12 million, compared to net loss of $6 million in the first quarter of 2024.
•Adjusted EBITDA of $21 million, compared to $29 million in the first quarter 2024.
Platform Membership Details
Medicare Advantage members decreased 6% from March 31, 2024, which includes market exits during 2024, partially offset by contributions from new geographies and growth within geographies existing prior to 2024. Total members live on the agilon platform at March 31, 2025 include 490,700 Medicare Advantage members and 114,100 attributed CMS ACO Models beneficiaries.
Average Medicare Advantage membership was 489,800 during the first quarter of 2025.

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
We monitor the following key financial and operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business (dollars in thousands):

	As of and For the
	Three Months Ended March 31,
	2025	2024	% Change
MA members	490,700	522,800	(6)
Medical services revenue	$1,529,879	$1,601,195	(4)
Gross profit	$50,722	$75,088	(32)
Medical margin(1)	$128,012	$157,353	(19)
Platform support costs	$44,238	$45,712	(3)
Net income (loss)	$12,112	$(6,034)	301
Adjusted EBITDA(1)	$20,567	$29,054	(29)
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
Medical Services Revenue
Our medical services revenue consists of capitation revenue under contracts with various payors. Under the typical capitation arrangement, we are entitled to per member per month (“PMPM”) fees to provide a defined range of healthcare services for MA health plan members through our contracted physician partners and affiliated PCPs. Such fees are typically based on a defined percentage of corresponding premium that payors receive from the Centers for Medicare & Medicaid Services' (“CMS”). We recognize capitation revenue over the period eligible members are entitled to receive healthcare services.
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
The following table presents our gross profit (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Total revenues	$1,532,782	$1,604,354
Medical services expense	(1,401,867)	(1,443,842)
Other medical expenses(1)	(80,193)	(85,424)
Gross profit	$50,722	$75,088
___________________________________________

(1)Represents physician compensation expense related to surplus sharing and other care management expenses that help to create medical cost efficiency. Includes costs in geographies that are in implementation and are not yet generating revenue and investments to grow existing markets. For the three months ended March 31, 2025 and 2024, costs incurred in implementing geographies were $(1.2) million and $0.6 million, respectively.
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
See “—Non-GAAP Financial Measures” below for additional information regarding our use of medical margin and a reconciliation of gross profit to medical margin.
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
The table below presents costs to support our live geographies and enterprise functions, which are included in general and administrative expenses (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Platform support costs	$44,238	$45,712
% of Revenue	3%	3%
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
See “—Non-GAAP Financial Measures” below for additional information regarding our use of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.
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
Medical services revenue constitutes substantially all of our total revenue for the three months ended March 31, 2025 and 2024.

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
Other Income (Expense)
Income (loss) from equity method investments
Income (loss) from equity method investments consists primarily of income associated with our participation in the CMS the Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model and Shared Savings Program (“MSSP”), (collectively, “CMS ACO Models”).
Other Income (Expense), Net
Other income (expense), net includes interest income, which consists primarily of interest earned on our cash and cash equivalents, restricted cash and equivalents, and marketable securities, including amortization/accretion of discount/premium.
Interest Expense
Interest expense consists primarily of interest expense associated with our outstanding debt, including amortization of debt discounts and issuance costs.

Income Tax Benefit (Expense)
We are subject to corporate U.S. federal, state, foreign, and local income taxation. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.
Total Discontinued Operations
Total discontinued operations primarily consist of the results of our former Hawaii operations. For certain of our divestiture transactions, we continue to be responsible for any liabilities arising from the business that were incurred prior to the closing date of such transaction, including any fines, penalties, and other sanctions, the payment of claims for medical services incurred prior to the effective date of each transaction, and other contingent liabilities that we currently believe are remote. For additional discussion, see Note 15 to the Condensed Consolidated Financial Statements.
Results of Operations
The following table summarizes key components of our results of operations (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues:
Medical services revenue	$1,529,879	$1,601,195
Other operating revenue	2,903	3,159
Total revenues	1,532,782	1,604,354
Expenses:
Medical services expense	1,401,867	1,443,842
Other medical expenses	80,193	85,424
General and administrative	65,956	76,422
Depreciation and amortization	6,876	5,844
Total expenses	1,554,892	1,611,532
Income (loss) from operations	(22,110)	(7,178)
Other income (expense):
Income (loss) from equity method investments	12,672	5,684
Other income (expense), net	9,261	5,892
Interest expense	(1,515)	(1,284)
Income (loss) before income taxes	(1,692)	3,114
Income tax benefit (expense)	(196)	133
Income (loss) from continuing operations	(1,888)	3,247
Discontinued operations:
Income (loss) before gain (loss) on sales	—	(518)
Adjustments on sale of assets, net	14,000	(8,763)
Total discontinued operations	14,000	(9,281)
Net income (loss)	12,112	(6,034)
Noncontrolling interests’ share in (earnings) loss	—	(30)
Net income (loss) attributable to common shares	$12,112	$(6,064)

The following table summarizes our results of operations as a percentage of total revenues:

	Three Months Ended March 31,
	2025	2024
Revenues:
Medical services revenue	100%	100%
Other operating revenue	—	—
Total revenues	100	100
Expenses:
Medical services expense	91	90
Other medical expenses	5	5
General and administrative	4	5
Depreciation and amortization	—	—
Total expenses	101	100
Income (loss) from operations	(1)	—
Other income (expense):
Income (loss) from equity method investments	1	—
Other income (expense), net	1	—
Interest expense	—	—
Income (loss) before income taxes	—	—
Income tax benefit (expense)	—	—
Income (loss) from continuing operations	—	—
Discontinued operations:
Income (loss) before gain (loss) on sales	—	—
Gain (loss) on sales of assets, net	1	(1)
Total discontinued operations	1	(1)
Net income (loss)	1	—
Noncontrolling interests’ share in (earnings) loss	—	—
Net income (loss) attributable to common shares	1%	—%

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
Medical Services Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Medical services revenue	$1,529,879	$1,601,195	$(71,316)	(4)%
% of total revenues	100%	100%
Medical services revenue decreased for the three months ended March 31, 2025 due primarily to decline in average membership of 6%, which was attributable to the partnership exits during 2024, partially offset by growth in our existing geographies and to a lesser extent, by an increase in PMPM capitation rates of 1%.
Medical Services Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Medical services expense	$1,401,867	$1,443,842	$(41,975)	(3)%
% of total revenues	91%	90%
Medical services expense decreased for the three months ended March 31, 2025 due primarily to decline in average membership of 6%, which was attributable to the partnership exits during 2024, partially offset by growth in our existing geographies and an increase in average medical services expense per member of 3%.
Other Medical Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Other medical expenses	$80,193	$85,424	$(5,231)	(6)%
% of total revenues	5%	5%
Other medical expenses decreased by $5.2 million, or 6%, for the three months ended March 31, 2025 compared to the same period in 2024. Partner physician incentive expense decreased by $5.8 million to $44.0 million in 2025 compared to $49.8 million in the same period in 2024 as a result of the partnership exits during 2024 and recent losses generated in certain of our geographies, which is a function of medical services revenues less the sum of medical services expenses, other provider costs and market operating costs, for the respective geography.
General and Administrative

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
General and administrative	$65,956	$76,422	$(10,466)	(14)%
% of total revenues	4%	5%
General and administrative expenses decreased $10.5 million, or 14%, for the three months ended March 31, 2025 compared to the same period in 2024. Operating costs to support our live geographies and enterprise functions (platform support costs) of $44.2 million in 2025 remained relatively flat compared to $45.7 million in the same period in 2024. Investments to support geography entry decreased to $6.6 million in 2025, compared to $10.5 million in the same period in 2024 due to decreased costs associated with our geographies that are expected to become operational in the following calendar year and the expansion into existing geographies. In aggregate, costs incurred for severance, transaction related costs, and stock-based compensation expense decreased $5.1 million in 2025 primarily due to a reduction in severance and the cancellation of certain stock-based instruments during 2024.

Income (loss) from equity method investments

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Income (loss) from equity method investments	$12,672	$5,684	$6,988	123%
% of total revenues	1%	—%
Income (loss) from equity method investments increased $7.0 million, or 123%, for the three months ended March 31, 2025 compared to the same period in 2024 primarily from the higher medical margin in 2025 from our CMS ACO Models investments.
Other income (expense), net

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Other income (expense), net	$9,261	$5,892	$3,369	57%
% of total revenues	1%	—%
Other income (expense), net increased $3.4 million, or 57%, for the three months ended March 31, 2025 compared to the same period in 2024 primarily from $4.2 million of income related to services rendered to our CMS ACO Models investments that was recognized in 2025.
Total Discontinued Operations

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Total discontinued operations	$14,000	$(9,281)	$23,281	251%
% of total revenues	1%	(1)%
Total discontinued operations relates to the sale of our Hawaii operations in October 2023. Total discontinued operations for the three months ended March 31, 2025 relates to the release of a contingent obligation from our Hawaii operations compared to losses from discontinued operations for the three months ended March 31, 2024.
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
The following table sets forth a reconciliation of gross profit to medical margin using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Gross profit(1)	$50,722	$75,088
Other operating revenue	(2,903)	(3,159)
Other medical expenses	80,193	85,424
Medical margin	$128,012	$157,353
___________________________________________
(1)Gross profit is defined as total revenues less medical services expense and other medical expenses.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$12,112	$(6,034)
(Income) loss from discontinued operations, net of income taxes	(14,000)	9,281
Interest expense	1,515	1,284
Income tax expense (benefit)	196	(133)
Depreciation and amortization	6,876	5,844
Severance and related costs	525	2,415
Stock-based compensation expense	16,720	16,909
EBITDA adjustments related to equity method investments(1)	6,843	3,902
Other(2)	(10,220)	(4,414)
Adjusted EBITDA	$20,567	$29,054
___________________________________________
(1)Includes elimination of certain administrative services provided by agilon health, inc. to equity method investments.
(2)Includes interest income, transaction-related costs and elimination of certain administrative services provided by agilon health, inc. to equity method investments.

Liquidity and Capital Resources
We have historically financed our operations primarily through funds generated from our capitation arrangements with payors, issuances of equity securities, and borrowings under credit agreements. We generally invest any excess cash in money market accounts, which are classified as cash equivalents, and marketable securities. Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet the cash flow needs of our business operations, and attainment of a competitive return. As of March 31, 2025, we had cash and cash equivalents and restricted cash and equivalents of $138.6 million and investments in marketable securities of $230.1 million.
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
Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows. The following table sets forth changes in cash flows (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Net cash provided by (used in) operating activities	$(31,987)	$(47,776)	$15,789
Net cash provided by (used in) investing activities	(23,089)	51,438	(74,527)
Net cash provided by (used in) financing activities	(161)	559	(720)
Net Cash Provided By (Used In) Operating Activities
Net cash used in operating activities was $32.0 million for the three months ended March 31, 2025 compared to $47.8 million for the three months ended March 31, 2024. The decrease in net cash used in operating activities was primarily as a result of partnership exits in the prior year and the timing of settlements with payors from new and existing geographies. Our cash flow from operations is dependent upon the number of members on our platform, the timing of settlements with payors, and the level of operating and general and administrative expenses necessary to operate and grow our business, among other factors.
Net Cash Provided By (Used In) Investing Activities
Net cash used in investing activities was $23.1 million for the three months ended March 31, 2025 compared to net cash provided by investing activities of $51.4 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, we received proceeds from the maturities of marketable securities of $35.3 million and made investments of $58.4 million primarily for marketable securities, and the acquisition of intangible assets and property and equipment. During the three months ended March 31, 2024, we received proceeds from the maturities of marketable securities of $74.5 million.
Net Cash Provided By (Used In) Financing Activities
Net cash used in financing activities was $0.2 million for the three months ended March 31, 2025 compared to net cash provided by financing activities of $0.6 million for the three months ended March 31, 2024.
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

Effective with the Second Amendment to Credit Agreement on May 25, 2023, we transitioned to the Secured Overnight Financing Rate (“SOFR”) as a benchmark interest rate used in the Credit Agreement. At our option, borrowings under the Credit Facility can be either: (i) SOFR Rate Loans, (ii) Daily Simple SOFR Rate Loans, or (iii) Base Rate Loans. Daily Simple SOFR Rate Loans and SOFR Rate Loans bear interest at a rate equal to the sum of 3.50% and the higher of (a) SOFR, as defined in the credit agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 2.50% and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month SOFR rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, we pay a commitment fee on the unfunded Secured Revolving Facility amount of 0.375%. We must also pay customary letter of credit fees.
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
Equity
As of March 31, 2025, we had 413.0 million shares of common stock outstanding. See Note 10 to the Condensed Consolidated Financial Statements for additional information about our equity transactions.
Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our historical experience, known trends and events, and various other assumptions that we believe are reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in Part II, Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies” and Note 2 to the Condensed Consolidated Financial Statements. There have been no significant changes to our critical accounting policies during 2025.
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
We held cash, cash equivalents, restricted cash and equivalents, and marketable securities of $368.8 million and $405.6 million as of March 31, 2025 and December 31, 2024, respectively, consisting of bank deposits, certificates of deposits, money market funds, U.S. Treasury notes, and corporate debt securities. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our marketable securities. Declines in interest rates over time will reduce our investment income. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.
Changes in Internal Control Over Financial Reporting. Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2025, we implemented a new payor data pipeline which allows us to automate the ingestion of revenue, claims and other detailed data received from payor partners. As a result, we modified and removed certain existing internal controls as well as implemented new controls and procedures impacted by the implementation.
We expect this implementation to automate certain manual processes and standardize business processes, data and reporting across our organization, and we will continue to evaluate and monitor our internal control over financial reporting as processes and procedures associated with the payor data pipeline evolve.
There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2025 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See the “Legal Proceedings” section of Note 9 to the Condensed Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the risk factors disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)
Unregistered Sales of Equity Securities
Certain of our agreements with our physician partner entities provide for grants of time-vested restricted stock units and performance-based restricted stock units (collectively, RSUs) to the physician partner entities. On January 1, 2025, January 31, 2025, March 1, 2025, and March 14, 2025, we issued 109,562, 106,112, 51,739, and 487,972 shares of our common stock upon vesting of RSUs, respectively, to our physician partners for a total of $2,700,294. The issuances of the common stock were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act. These transactions did not involve any public offering, any underwriters, any underwriting discounts or commissions, or any general solicitation or advertising. The shares of common stock issued are subject to appropriate restrictive legends and the physician partner entities represented they would not transfer or distribute the common stock until all restrictions were cleared. All recipients had access, through their relationships with us or otherwise, to adequate information about us.
(b)
None.
(c)
None.
Item 5. Other Information
During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K under the Act).

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

Date: May 6, 2025	agilon health, inc.

(Registrant)

/s/ JEFFREY SCHWANEKE
Jeffrey Schwaneke
Chief Financial Officer
(Principal Financial Officer)