Form 10-Q
period 2025-06-30
agilon health, inc.
filed 2025-08-04
CIK 1831097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
At July 31, 2025, there were 414,423,149 shares of the registrant’s $0.01 par value common stock outstanding.

agilon health, inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
agilon health, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$171,416	$188,231
Restricted cash and equivalents	—	5,629
Marketable securities	155,585	211,737
Receivables, net	1,047,164	1,017,040
Prepaid expenses and other current assets, net	78,495	35,137
Total current assets	1,452,660	1,457,774
Property and equipment, net	27,410	28,169
Intangible assets, net	65,595	72,771
Goodwill	24,133	24,133
Other assets	143,097	151,136
Total assets	$1,712,895	$1,733,983
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Medical claims and related payables	$1,042,257	$931,664
Accounts payable and accrued expenses	171,886	220,342
Current debt	34,945	—
Total current liabilities	1,249,088	1,152,006
Long-term debt	—	34,904
Other liabilities	54,878	76,121
Total liabilities	1,303,966	1,263,031

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 414,283 and 412,194 shares issued and outstanding, respectively	4,143	4,122
Additional paid-in capital	2,083,234	2,053,895
Accumulated deficit	(1,679,235)	(1,586,977)
Accumulated other comprehensive income (loss)	787	(88)
Total stockholders’ equity (deficit)	408,929	470,952
Total liabilities and stockholders’ equity (deficit)	$1,712,895	$1,733,983
The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as agilon health, inc., together with its consolidated subsidiaries and VIEs (the “Company”), is the primary beneficiary of these VIEs. The condensed consolidated balance sheets include total assets that can only be used to settle obligations of the Company’s consolidated VIEs totaling $1.19 billion and $1.17 billion as of June 30, 2025 and December 31, 2024, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $1.20 billion and $1.13 billion as of June 30, 2025 and December 31, 2024, respectively. See Note 14 for additional details.
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Medical services revenue	$1,392,039	$1,479,579	$2,921,918	$3,080,774
Other operating revenue	2,943	3,179	5,846	6,338
Total revenues	1,394,982	1,482,758	2,927,764	3,087,112
Expenses:
Medical services expense	1,445,245	1,374,060	2,847,112	2,817,902
Other medical expenses	2,164	76,523	82,357	161,947
General and administrative	56,281	69,612	122,237	146,034
Depreciation and amortization	7,319	5,907	14,195	11,751
Total expenses	1,511,009	1,526,102	3,065,901	3,137,634
Income (loss) from operations	(116,027)	(43,344)	(138,137)	(50,522)
Other income (expense):
Income (loss) from equity method investments	5,412	9,955	18,084	15,639
Other income (expense), net	7,879	4,841	17,140	10,733
Interest expense	(1,572)	(1,697)	(3,087)	(2,981)
Income (loss) before income taxes	(104,308)	(30,245)	(106,000)	(27,131)
Income tax benefit (expense)	(62)	(417)	(258)	(284)
Income (loss) from continuing operations	(104,370)	(30,662)	(106,258)	(27,415)
Discontinued operations:
Income (loss) before gain (loss) on sales	—	—	—	(518)
Adjustments on sale of assets, net	—	—	14,000	(8,763)
Total discontinued operations	—	—	14,000	(9,281)
Net income (loss)	(104,370)	(30,662)	(92,258)	(36,696)
Noncontrolling interests’ share in (earnings) loss	—	(20)	—	(50)
Net income (loss) attributable to common shares	$(104,370)	$(30,682)	$(92,258)	$(36,746)

Net income (loss) per common share, basic and diluted
Continuing operations	$(0.25)	$(0.07)	$(0.25)	$(0.07)
Discontinued operations	$—	$—	$0.03	$(0.02)
Weighted average shares outstanding
Basic and diluted	413,836	411,271	413,388	409,152
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(104,370)	$(30,662)	$(92,258)	$(36,696)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	210	325	822	(132)
Foreign currency translation adjustment	34	(25)	53	(17)
Total comprehensive income (loss)	(104,126)	(30,362)	(91,383)	(36,845)
Comprehensive (income) loss attributable to noncontrolling interests	—	(20)	—	(50)
Total comprehensive income (loss) attributable to agilon health, inc.	$(104,126)	$(30,382)	$(91,383)	$(36,895)
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)
For the three months ended June 30, 2025:

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
April 1, 2025	413,023	$4,130	$2,070,446	$(1,574,865)	$543	$500,254
Net income (loss)	—	—	—	(104,370)	—	(104,370)
Other comprehensive income (loss)	—	—	—	—	244	244
Exercise of stock options	24	—	110	—	—	110
Vesting of restricted stock units	1,733	18	(18)	—	—	—
Shares withheld related to net share settlement	(497)	(5)	(2,685)	—	—	(2,690)
Stock-based compensation expense	—	—	15,381	—	—	15,381
June 30, 2025	414,283	$4,143	$2,083,234	$(1,679,235)	$787	$408,929
For the three months ended June 30, 2024:

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
April 1, 2024	410,843	$4,108	$2,020,803	$(1,332,890)	$(2,747)	$(788)	$688,486
Net income (loss)	—	—	—	(30,682)	—	20	(30,662)
Other comprehensive income (loss)	—	—	—	—	300	—	300
Exercise of stock options	42	1	170	—	—	—	171
Vesting of restricted stock units	690	6	(6)	—	—	—	—
Shares withheld related to net share settlement	(128)	(1)	(634)	—	—	—	(635)
Stock-based compensation expense	—	—	18,207	—	—	—	18,207
June 30, 2024	411,447	$4,114	$2,038,540	$(1,363,572)	$(2,447)	$(768)	$675,867

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)
For the six months ended June 30, 2025:

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2025	412,194	$4,122	$2,053,895	$(1,586,977)	$(88)	$470,952
Net income (loss)	—	—	—	(92,258)	—	(92,258)
Other comprehensive income (loss)	—	—	—	—	875	875
Exercise of stock options	24	—	110	—	—	110
Vesting of restricted stock units	2,604	26	(26)	—	—	—
Shares withheld related to net share settlement	(539)	(5)	(2,846)	—	—	(2,851)
Stock-based compensation expense	—	—	32,101	—	—	32,101
June 30, 2025	414,283	$4,143	$2,083,234	$(1,679,235)	$787	$408,929
For the six months ended June 30, 2024:

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2024	406,387	$4,064	$1,986,899	$(1,326,826)	$(2,298)	$(818)	$661,021
Net income (loss)	—	—	—	(36,746)	—	50	(36,696)
Other comprehensive income (loss)	—	—	—	—	(149)	—	(149)
Exercise of stock options	1,476	15	2,611	—	—	—	2,626
Vesting of restricted stock units	1,860	17	(17)	—	—	—	—
Shares withheld related to net share settlement	(250)	(2)	(1,279)	—	—	—	(1,281)
Issuance of common stock	1,974	20	15,210	—	—	—	15,230
Stock-based compensation expense	—	—	35,116	—	—	—	35,116
June 30, 2024	411,447	$4,114	$2,038,540	$(1,363,572)	$(2,447)	$(768)	$675,867
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(92,258)	$(36,696)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,195	11,751
Stock-based compensation expense	32,101	35,116
Loss (income) from equity method investments	(18,084)	(15,639)
Distributions of earnings from equity method investments	—	3,340
Adjustments on sale of assets, net	(14,000)	3,784
Other noncash items	(3,107)	(837)
Changes in operating assets and liabilities	14,081	(67,312)
Net cash provided by (used in) operating activities	(67,072)	(66,493)
Cash flows from investing activities:
Purchase of property and equipment	(7,099)	(6,451)
Purchase of intangible assets	(9,717)	(17,893)
Investment in loans receivable and other	(1,000)	(9,742)
Investments in marketable securities	(60,154)	(12,006)
Proceeds from maturities of marketable securities and other	125,339	115,747
Net cash provided by (used in) investing activities	47,369	69,655
Cash flows from financing activities:
Proceeds from (payments for) equity issuances, net	(2,741)	1,345
Repayments of long-term debt	—	(2,500)
Net cash provided by (used in) financing activities	(2,741)	(1,155)
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	(22,444)	2,007
Cash, cash equivalents and restricted cash and equivalents, beginning of period	193,860	114,329
Cash, cash equivalents and restricted cash and equivalents, end of period	$171,416	$116,336
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Business
Description of Business
agilon health, inc., together with its consolidated subsidiaries and VIEs (the “Company”), through its partnerships and platform, provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. As of June 30, 2025, the Company, through its contracted physician networks, provided care to approximately 497,500 Medicare Advantage members enrolled with private health plans. Additionally, the Company participates in the Centers for Medicare & Medicaid Services' (“CMS”) Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model and Medicare Shared Savings Program (“MSSP,” and together with ACO REACH, the “CMS ACO Models”) through its equity method investments.
See Note 14 for additional discussions related to the Company’s involvement with VIEs.
The Company’s largest shareholder is an investment fund associated with Clayton Dubilier & Rice, LLC (“CD&R”), a private equity firm. All funds affiliated with CD&R are considered related parties.

NOTE 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of agilon health, inc., its wholly-owned subsidiaries, and joint ventures and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments unless otherwise indicated), which the Company considers necessary to present fairly its financial position, results of operations, and cash flows, have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
Property and Equipment
As of June 30, 2025 and December 31, 2024, the Company’s gross carrying amount of property and equipment was $58.6 million and $52.9 million, with accumulated depreciation of $31.2 million and $24.7 million, respectively. For the three months ended June 30, 2025 and 2024, the Company recognized $3.9 million and $2.9 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, the Company recognized $7.7 million and $5.8 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations.
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
On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law in the U.S., which contains a broad range of tax reform provisions. The Company is evaluating the provisions of the legislation and the potential effects on its estimated annual effective tax rate, financial position, results of operations, and cash flows.
Segment Reporting
The Company operates a Medicare-centric, capitated line of business and is organized as a single operating and reportable segment based on the manner in which the Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), evaluates performance and makes decisions about how to allocate resources. Segment asset information, which is presented on the consolidated balance sheet, is not used by the CODM to assess performance and make decisions about how to allocate resources. The Company's segment measure of profit or loss is consolidated net income (loss). The CODM uses the segment measure of profit or loss to assess performance and make resource allocation decisions, primarily through periodic budgeting and company performance reviews. Significant expense categories included within the segment measure of profit or loss that are regularly provided to the CODM include medical services expense, other medical expense, and platform support costs. Medical services expense and other medical expense amounts are included in the consolidated statements of operations. Platform support costs were $37.4 million and $41.7 million for the three months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025 and 2024, other segment items, which consists of general and administrative expenses (excluding platform support costs), depreciation and amortization, other income (expense), net, income tax benefit (expense), and results from discontinued operations, were $14.5 million and $21.2 million, respectively. Platform support costs were $81.7 million and $87.4 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, other segment items, which consists of general and administrative expenses (excluding platform support costs), depreciation and amortization, other income (expense), net, income tax benefit (expense), and results from discontinued operations, were $8.9 million and $56.6 million, respectively.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which amends certain disclosure requirements related to income taxes. The amendments in ASU 2023-09 require public business entities on an annual basis to: (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The amendments in ASU 2023-09 can be applied on a prospective basis or retrospective application. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its disclosures.
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
The transaction price for the Company’s capitation contracts is variable, as the PMPM fees to which the Company is entitled are subject to periodic adjustment under CMS’s risk adjustment payment methodology. CMS deploys a risk adjustment model that determines premiums paid to all payors according to each member’s health status and certain demographic factors. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from various settings. The Company and healthcare providers collect and submit the necessary and available diagnosis data to payors and such data is utilized by the Company to estimate risk adjustment payments to be received in subsequent periods. Risk adjustment-related revenues are estimated using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. PMPM fees are also subject to adjustment for incentives or penalties based on the achievement of certain quality metrics defined in the Company’s contracts with payors. The Company recognizes incentive revenue as earned using the most likely amount methodology and only to the extent that it is probable that a significant reversal of incentive revenue will not occur once any uncertainty is resolved.
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
Concentration
The Company contracts with various payors whereby the Company is entitled to monthly PMPM fees to provide a defined range of healthcare services for members attributed to its contracted primary care physicians. The Company generally accepts full financial risk for such members and therefore is responsible for the cost of all healthcare services required by them. Substantially all of the Company’s receivable balances are from a small number of payors. Revenue from Medicare Advantage payors constitutes substantially all of the Company’s total revenue for the three and six months ended June 30, 2025 and 2024.

The following table provides the Company’s revenue concentration with respect to major payors as a percentage of the Company’s total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Payor A	14%	22%	15%	22%
Payor B	14%	19%	15%	17%
Payor C	13%	*	12%	*
Payor D	10%	*	*	*
Payor E	12%	*	11%	*
___________________________________________
*Less than 10% of total revenues.
The following table provides the Company’s concentration of credit risk with respect to major payors as a percentage of receivables, net:

	June 30, 2025	December 31, 2024
Payor B	*	11%
Payor C	11%	12%
Payor D	13%	13%
Payor E	14%	15%
___________________________________________
*Less than 10% of total receivables.

NOTE 4. Marketable Securities and Fair Value Measurements
Marketable Securities
The following table summarizes the Company’s marketable securities (in thousands):

	June 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$26,330	$29	$(2)	$26,357	$110,820	$91	$(204)	$110,707
U.S. Treasury notes	128,575	712	(59)	129,228	101,059	184	(213)	101,030
	$154,905	$741	$(61)	$155,585	$211,879	$275	$(417)	$211,737
For the three months ended June 30, 2025, the Company recognized total interest income (included in other income (expense), net in the condensed consolidated statements of operations) of $3.6 million, of which $2.6 million was related to its marketable securities investments and $1.0 million was related to interest on cash and cash equivalent balances. For the three months ended June 30, 2024, the Company recognized total interest income (included in other income (expense), net in the condensed consolidated statements of operations) of $4.8 million, of which $3.3 million was related to its marketable securities investments and $1.5 million was related to interest on cash and cash equivalent balances. For the six months ended June 30, 2025, the Company recognized total interest income (included in other income (expense), net in the condensed consolidated statements of operations) of $7.9 million, of which $5.7 million was related to its marketable securities investments and $2.2 million was related to interest on cash and cash equivalent balances. For the six months ended June 30, 2024, the Company recognized total interest income (included in other income (expense), net in the condensed consolidated statements of operations) of $10.2 million, of which $7.2 million was related to its marketable securities investments and $3.0 million was related to interest on cash and cash equivalent balances.

The following table summarizes the Company’s marketable securities maturity as of June 30, 2025 (in thousands):

Year	Amortized Cost	Fair Value
2025	$40,260	$40,248
2026	62,145	62,389
2027	27,966	28,194
2028	24,534	24,754
	$154,905	$155,585
The following table summarizes the Company’s marketable securities with gross unrealized losses by security type aggregated by the length of time the investments have been in a continuous unrealized loss position as of June 30, 2025 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$747	$—	$3,999	$2
U.S. Treasury notes	25,613	55	12,985	4
	$26,360	$55	$16,984	$6
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
The Company’s unrealized losses from marketable securities as of June 30, 2025 and December 31, 2024 were caused primarily by interest rate increases. As of June 30, 2025, all of the Company’s marketable securities carry an investment grade rating by nationally recognized statistical rating organizations. The Company does not intend to sell marketable securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. There was no allowance for credit losses on available-for-sale marketable securities at June 30, 2025 or December 31, 2024.
Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, restricted cash and equivalents, marketable securities, receivables, other liabilities, accounts payable, certain accrued expenses, and borrowings which consist of a term loan and a revolving credit facility. The carrying values of the financial instruments classified as current in the consolidated balance sheets approximate their fair values due to their short-term maturities. The Company's cash and cash equivalents are classified within Level 1 of the fair value hierarchy. The carrying values of the term loan and revolving credit facility are a reasonable estimate of fair value because the interest rates on such borrowings approximate market rates as of the reporting date. Such borrowings are classified within Level 2 of the fair value hierarchy. During the three and six months ended June 30, 2025 and 2024, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
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
The table below summarizes the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	June 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$—	$26,357	$—	$—	$110,707	$—
U.S. Treasury notes	129,228	—	—	101,030	—	—
	$129,228	$26,357	$—	$101,030	$110,707	$—

NOTE 5. Other Assets
The following table summarizes the Company’s other assets (in thousands):

	June 30, 2025	December 31, 2024
Loans to physician partners	$39,381	$63,155
Health plan deposits	2,051	2,051
Equity method investments(1)	77,906	61,756
Right-of-use lease assets	8,838	8,783
Other	14,921	15,391
	$143,097	$151,136
___________________________________________
(1)See Note 14 for additional discussion related to the Company's equity method investments.
Loans to Physician Partners
Loans to physician partners primarily represent loans in connection with taxes payable on shares distributed to them in connection with the IPO. These loans mature between 2026 and 2031 with nominal interest compounding annually and no prepayment penalties. At June 30, 2025, $21.4 million of these loans were reclassed to Prepaid expenses and other current assets, net on the condensed consolidated balance sheet as the maturities were less than 12 months. Such loans are stated at the amount expected to be collected.

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
Each period, the Company re-examines previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period the claims are settled. The Company’s medical claims payable balance represents management’s best estimate of its liability for unpaid medical costs as of June 30, 2025 and 2024. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The following table presents the components of changes in medical claims and related payables (in thousands):

	June 30,
	2025	2024
Medical claims and related payables, beginning of the year	$918,395	$723,071
Components of incurred costs related to:
Current year	2,810,528	2,802,803
Prior years	36,584	15,099
	2,847,112	2,817,902
Claims paid related to:
Current year	(1,821,175)	(1,806,692)
Prior years	(930,606)	(650,106)
	(2,751,781)	(2,456,798)
Medical claims and related payables, end of the period	$1,013,726	$1,084,175
Medical claims and related payables also include $28.5 million and $13.3 million, as of June 30, 2025 and December 31, 2024, respectively, that is recoverable from other parties under risk sharing arrangements and is presented as prepaid expenses and other current assets, net in the condensed consolidated balance sheets.

NOTE 7. Other Liabilities
The following table summarizes the Company’s other liabilities (in thousands):

	June 30, 2025	December 31, 2024
Other long-term contingencies	$35,000	$49,000
Lease liabilities, long-term	6,428	6,599
Equity method liabilities – CMS ACO Models(1)	10,355	12,290
Other	3,095	8,232
	$54,878	$76,121
__________________________________________
(1)See Note 14 for additional discussion related to the Company's equity method liabilities related to its CMS ACO Models investments.
As of June 30, 2025 and December 31, 2024, the Company’s accruals for contingent liabilities related to unasserted claims were $35.0 million and $49.0 million, respectively.

NOTE 8. Debt
On February 18, 2021, the Company executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021 and the Second Amendment to Credit Agreement, dated as of May 25, 2023, the “Credit Facility”). The Credit Facility includes: (i) a $100.0 million secured term loan facility (the “Secured Term Loan

Facility”) and (ii) a $100.0 million senior secured revolving credit facility (the “Secured Revolving Facility”) with a capacity to issue standby letters of credit in certain circumstances up to a maximum of $100.0 million. Subject to specified conditions and receipt of commitments, the Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $50.0 million plus (ii) an additional amount determined in accordance with a formula tied to repayment of certain of the Company’s indebtedness. The maturity date of the Credit Facility is February 18, 2026.
As of June 30, 2025, the Company had $35.0 million outstanding under the Secured Term Loan Facility and availability under the Secured Revolving Facility was $19.4 million, as the Company had outstanding letters of credit totaling $80.6 million. The standby letters of credit are automatically extended without amendment for one-year periods, unless the Company notifies the institution in advance of the expiration date that the letter will be terminated. No amounts have been drawn on the outstanding letters of credit as of June 30, 2025.
Effective with the Second Amendment to Credit Agreement on May 25, 2023, the Company transitioned to the Secured Overnight Financing Rate (“SOFR”) as a benchmark interest rate used in the Credit Agreement. At the Company’s option, borrowings under the Credit Facility can be either: (i) SOFR Rate Loans, (ii) Daily Simple SOFR Rate Loans, or (iii) Base Rate Loans. Daily Simple SOFR Rate Loans and SOFR Rate Loans bear interest at a rate equal to the sum of 3.50% and the higher of (a) SOFR, as defined in the Credit Agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 2.50% and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month SOFR rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, the Company pays a commitment fee on the unfunded Secured Revolving Facility amount of 0.375%. The Company must also pay customary letter of credit fees. As of June 30, 2025, the effective interest rate on the Secured Term Loan Facility was 8.279%.
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

NOTE 10. Common Stock
Common Stock
2025. During the three months ended June 30, 2025, the Company issued approximately 1.3 million shares of common stock primarily in connection with vesting of stock-based awards. During the six months ended June 30, 2025, the Company issued approximately 2.1 million shares of common stock primarily in connection with vesting of stock-based awards.
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

The following table illustrates the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Income (loss) from continuing operations	$(104,370)	$(30,662)	$(106,258)	$(27,415)
Noncontrolling interests’ share in (earnings) loss from continuing operations	—	(20)	—	(50)
Net income (loss) attributable to common stockholders before discontinued operations	(104,370)	(30,682)	(106,258)	(27,465)
Income (loss) from discontinued operations	—	—	14,000	(9,281)
Net income (loss) attributable to common stockholders	$(104,370)	$(30,682)	$(92,258)	$(36,746)
Denominator
Weighted average shares outstanding – basic and diluted	413,836	411,271	413,388	409,152
Net income (loss) per share attributable to common stockholders
Net income (loss) per common share from continuing operations, basic and diluted	$(0.25)	$(0.07)	$(0.25)	$(0.07)
Net income (loss) per common share from discontinued operations, basic and diluted	$—	$—	$0.03	$(0.02)
The following table provides the potential shares of common stock that were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive (in thousands):

	June 30,
	2025	2024
Stock options	20,980	17,421
Restricted stock units	25,623	20,177

NOTE 12. Goodwill and Amortizable Intangible Assets
As of both June 30, 2025 and December 31, 2024, the Company’s goodwill balance was $24.1 million. There were no events or circumstances that warranted an interim impairment test for goodwill during the six months ended June 30, 2025.
As of June 30, 2025 and December 31, 2024, the Company’s gross carrying amount of amortizable intangible assets was $122.8 million and $123.8 million, respectively, with accumulated amortization of $57.2 million and $51.0 million, respectively. For the three months ended June 30, 2025 and 2024, the Company recognized $3.4 million and $3.0 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, the Company recognized $6.5 million and $6.0 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations.

NOTE 13. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information:
Interest paid	$2,659	$1,981
Income taxes paid	480	355
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	1,602	326
Settlement of liabilities through issuance of stock	—	15,230
The following table summarizes cash, cash equivalents and restricted cash equivalents (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$171,416	$188,231
Restricted cash and equivalents(1)	—	5,629
Cash, cash equivalents and restricted cash equivalents	$171,416	$193,860
___________________________________________
(1)Restricted cash and equivalents primarily consist of amounts used as collateral to secure letters of credit that the Company is required to maintain pursuant to contracts with payors.

NOTE 14. Variable Interest Entities
Consolidated Variable Interest Entities
agilon health, inc.’s consolidated assets and liabilities as of June 30, 2025 and December 31, 2024 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to agilon health, inc.
agilon health, inc.’s consolidated assets and liabilities include VIE assets and liabilities as follows (in thousands):

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$57,361	$78,650
Restricted cash equivalents	—	5,627
Receivables, net	1,046,335	1,015,753
Prepaid expenses and other current assets, net	31,599	17,725
Property and equipment, net	1,114	1,255
Intangible assets, net	43,651	49,406
Other assets, net	5,584	4,790
Liabilities
Medical claims and related payables	1,042,257	931,664
Accounts payable and accrued expenses	154,932	199,432
Other liabilities	1,381	2,270
Risk-bearing Entities. At June 30, 2025, the Company operates 33 wholly-owned risk-bearing entities (“RBEs”) for the purpose of entering into risk-bearing contracts with payors. Each RBE’s equity at risk is considered insufficient to finance its activities without additional support, and, therefore, each RBE is considered a VIE. The Company consolidates the RBEs as it has determined that it is the primary beneficiary because it has: (i) the ability to control the activities that most significantly impact the RBEs’ economic performance; and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the RBEs. Specifically, the Company has the unilateral ability and authority, through the RBE governance and management agreements, to make significant decisions about strategic and operating activities of the RBEs, including negotiating and entering into risk-bearing contracts with payors, and approving the RBEs’ annual operating budgets. The Company also has the obligation to fund losses of the RBEs and the right to receive a significant percentage of any financial surplus generated by the RBEs. The assets of the RBEs primarily consist of cash and cash equivalents, receivables, net, intangible assets, net, and other assets. Its obligations primarily consist of medical claims and related payables as well as operating expenses of the RBEs (accounts payable and accrued expenses), including incentive compensation obligations to the Company’s physician partners. On February 18, 2021, the Company executed the Credit Facility, which is guaranteed by certain of the Company’s VIEs. Assets generated by the RBEs (primarily from medical services revenues) may be used, in certain limited circumstances, to settle the Company’s contractual debt obligations.
Unconsolidated Variable Interest Entities
As of June 30, 2025, the Company had 12 equity method investments (liabilities), including 10 wholly-owned CMS ACO Models entities discussed below, that were deemed to be VIEs. The Company has determined that the activities that most significantly impact the performance of these VIEs consist of the allocation of resources to and other decisions related to clinical activities and provider contracting decisions. Because the Company does not have the ability to control these activities due to another party’s control of the VIEs’ board of directors, the Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs. The Company provided support to assist its CMS ACO Models investments in obtaining surety bonds related to risk-bearing capital contributions to CMS. As of June 30, 2025 and December 31, 2024, the CMS ACO Models investments had $131.6 million and $65.2 million, respectively, of outstanding surety bonds. The Company's maximum loss exposure as a result of the Company’s involvement with the unconsolidated VIEs cannot be quantified as the Company has the obligation to provide ongoing operational support to the unconsolidated VIEs, as needed.
Equity Method Investments
The following table summarizes the Company’s equity method investees (in thousands):

	June 30, 2025	December 31, 2024
Equity method investments - Other(1)	$9,378	$9,365
Equity method investments - CMS ACO Models(1)	68,528	52,391
Equity method liabilities - CMS ACO Models(2)	(10,355)	(12,290)
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
The Company is a partner in 10 wholly-owned CMS ACO Models investments in collaboration with 13 of its physician group partners operating in 12 geographies. The combined summarized operating results of the Company’s CMS ACO Models investments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Medical services revenue	$434,806	$446,914	$848,271	$887,074
Medical services expense	(401,902)	(406,921)	(753,755)	(805,713)
Other medical expenses(1)	(17,848)	(22,268)	(54,090)	(47,673)
Income (loss) from operations(2)	6,396	11,325	22,609	20,857
Net income (loss)(3)	5,395	9,921	18,072	15,552
___________________________________________

(1)The three months ended June 30, 2025 and 2024, includes physician incentive expenses of $8.8 million and $13.7 million, respectively. The six months ended June 30, 2025 and 2024, includes physician incentive expenses of $36.6 million and $30.4 million, respectively.
(2)The three months ended June 30, 2025 and 2024, includes operating expenses for services provided by the Company of $4.3 million and $1.3 million, respectively. The six months ended June 30, 2025 and 2024, includes operating expenses for services provided by the Company of $8.5 million and $2.6 million, respectively.
(3)Included in Income (loss) from equity method investments in the condensed consolidated statements of operations.
The combined summarized balance sheet of the Company’s CMS ACO Models investments are as follows (in thousands):

	June 30, 2025	December 31, 2024
Current assets	$524,238	$444,963
Noncurrent assets	1,894	1,894
Total assets	526,132	446,857
Current and total liabilities	467,959	406,756

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

	Six Months Ended June 30,
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
•sustainability issues;
•our stock price may be volatile;
•risks related to management transitions, including the search for a permanent CEO, and our ability to effectively manage leadership changes; and
•risks related to other factors discussed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Second Quarter 2025 Results:
•Medicare Advantage members of approximately 497,500 as of June 30, 2025 decreased 3% from June 30, 2024.
•CMS ACO Models (defined below) attributed beneficiaries of approximately 116,000 as of June 30, 2025 decreased 12% from June 30, 2024.
•Total revenue of $1.4 billion decreased 6% from the second quarter of 2024.
•Gross profit of negative $52 million, compared to positive $32 million in the second quarter of 2024.
•Medical margin of negative $53 million, compared to positive of $106 million in the second quarter of 2024.
•Net loss of $104 million, compared to $31 million in the second quarter of 2024.
•Adjusted EBITDA loss of $83 million, compared to $3 million in the second quarter of 2024.
Year to Date 2025 Results as of June 30, 2025:
•Total revenue of $2.9 billion decreased 5% from the first half of 2024.

•Gross profit of negative $2 million, compared to positive $107 million in the first half of 2024.
•Medical margin of $75 million, compared to $263 million in the first half of 2024.
•Net loss of $92 million, compared to $37 million in the first half of 2024.
•Adjusted EBITDA loss of $63 million, compared to earnings of $26 million in the first half of 2024.
Platform Membership Details
Medicare Advantage members decreased 3% from June 30, 2024, which includes market exits during 2024, partially offset by contributions from new geographies and growth within geographies existing prior to 2024. Total members live on the agilon platform at June 30, 2025 include 497,500 Medicare Advantage members and 116,000 attributed CMS ACO Models beneficiaries.
Average Medicare Advantage membership was 497,700 during the second quarter of 2025.
Payor Data Pipeline
In the first quarter of 2025, we implemented a payor data pipeline (the “Model”) and began onboarding certain payors onto the Mode. The Model provides enhanced visibility into member risk profiles and risk adjustment factors by integrating and interpreting the data received from our payor partners. We are continuing the process of onboarding our payors onto the Model.
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
We monitor the following key financial and operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business (dollars in thousands):

	As of and For the			As of and For the
	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
MA members	497,500	512,800	(3)	497,500	512,800	(3)
Medical services revenue	$1,392,039	$1,479,579	(6)	$2,921,918	$3,080,774	(5)
Gross profit (loss)	$(52,427)	$32,175	(263)	$(1,705)	$107,263	(102)
Medical margin(1)	$(53,206)	$105,519	(150)	$74,806	$262,872	(72)
Platform support costs	$37,423	$41,687	(10)	$81,661	$87,399	(7)
Net income (loss)	$(104,370)	$(30,662)	(240)	$(92,258)	$(36,696)	(151)
Adjusted EBITDA(1)	$(83,333)	$(2,830)	(2,845)	$(62,766)	$26,224	(339)
___________________________________________
(1)Medical margin and Adjusted EBITDA are non-GAAP financial measures. Gross profit (loss) is the most directly comparable financial measure calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to medical margin. Net income (loss) is the most directly comparable financial measure calculated in accordance with U.S. GAAP to Adjusted EBITDA. See “—Non-GAAP Financial Measures" below for additional information.
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
Gross Profit (Loss)
Gross profit (loss) represents the amount earned from total revenues less medical services expense and other medical expenses. Total revenues include medical services revenue and other operating revenue. The Company’s costs of revenues consist of medical services expense and other medical expenses, which represents the costs that are directly related to providing the services that generate revenue.
The following table presents our gross profit (loss) (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$1,394,982	$1,482,758	$2,927,764	$3,087,112
Medical services expense	(1,445,245)	(1,374,060)	(2,847,112)	(2,817,902)
Other medical expenses(1)	(2,164)	(76,523)	(82,357)	(161,947)
Gross profit (loss)	$(52,427)	$32,175	$(1,705)	$107,263
___________________________________________
(1)Represents physician compensation expense related to surplus sharing and other care management expenses that help to create medical cost efficiency. Includes costs in geographies that are in implementation and are not yet generating revenue and investments to grow existing markets. For the three months ended June 30, 2025 and 2024, costs incurred in implementing geographies were $0.2 million and $0, respectively. For the six months ended June 30, 2025 and 2024, costs incurred in implementing geographies were $(1.0) million and $0.6 million, respectively.
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
See “—Non-GAAP Financial Measures” below for additional information regarding our use of medical margin and a reconciliation of gross profit (loss) to medical margin.
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
The table below presents costs to support our live geographies and enterprise functions, which are included in general and administrative expenses (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Platform support costs	$37,423	$41,687	$81,661	$87,399
% of Revenue	3%	3%	3%	3%

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
Medical services revenue constitutes substantially all of our total revenue for the three and six months ended June 30, 2025 and 2024.
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
On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law in the U.S., which contains a broad range of tax reform provisions. We are evaluating the provisions of the legislation and the potential effects on our estimated annual effective tax rate, financial position, results of operations, and cash flows.
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

Results of Operations
The following table summarizes key components of our results of operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Medical services revenue	$1,392,039	$1,479,579	$2,921,918	$3,080,774
Other operating revenue	2,943	3,179	5,846	6,338
Total revenues	1,394,982	1,482,758	2,927,764	3,087,112
Expenses:
Medical services expense	1,445,245	1,374,060	2,847,112	2,817,902
Other medical expenses	2,164	76,523	82,357	161,947
General and administrative	56,281	69,612	122,237	146,034
Depreciation and amortization	7,319	5,907	14,195	11,751
Total expenses	1,511,009	1,526,102	3,065,901	3,137,634
Income (loss) from operations	(116,027)	(43,344)	(138,137)	(50,522)
Other income (expense):
Income (loss) from equity method investments	5,412	9,955	18,084	15,639
Other income (expense), net	7,879	4,841	17,140	10,733
Interest expense	(1,572)	(1,697)	(3,087)	(2,981)
Income (loss) before income taxes	(104,308)	(30,245)	(106,000)	(27,131)
Income tax benefit (expense)	(62)	(417)	(258)	(284)
Income (loss) from continuing operations	(104,370)	(30,662)	(106,258)	(27,415)
Discontinued operations:
Income (loss) before gain (loss) on sales	—	—	—	(518)
Adjustments on sale of assets, net	—	—	14,000	(8,763)
Total discontinued operations	—	—	14,000	(9,281)
Net income (loss)	(104,370)	(30,662)	(92,258)	(36,696)
Noncontrolling interests’ share in (earnings) loss	—	(20)	—	(50)
Net income (loss) attributable to common shares	$(104,370)	$(30,682)	$(92,258)	$(36,746)

The following table summarizes our results of operations as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Medical services revenue	100%	100%	100%	100%
Other operating revenue	—	—	—	—
Total revenues	100	100	100	100
Expenses:
Medical services expense	104	93	97	91
Other medical expenses	—	5	3	5
General and administrative	4	5	4	5
Depreciation and amortization	1	—	—	—
Total expenses	108	103	105	102
Income (loss) from operations	(8)	(3)	(5)	(2)
Other income (expense):
Income (loss) from equity method investments	—	1	1	1
Other income (expense), net	1	—	1	—
Interest expense	—	—	—	—
Income (loss) before income taxes	(7)	(2)	(4)	(1)
Income tax benefit (expense)	—	—	—	—
Income (loss) from continuing operations	(7)	(2)	(4)	(1)
Discontinued operations:
Income (loss) before gain (loss) on sales	—	—	—	—
Gain (loss) on sales of assets, net	—	—	—	—
Total discontinued operations	—	—	—	—
Net income (loss)	(7)	(2)	(3)	(1)
Noncontrolling interests’ share in (earnings) loss	—	—	—	—
Net income (loss) attributable to common shares	(7)%	(2)%	(3)%	(1)%
Comparison of the Three and Six Months Ended June 30, 2025 to the Three and Six Months Ended June 30, 2024
Medical Services Revenue

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Medical services revenue	$1,392,039	$1,479,579	$(87,540)	(6)%
% of total revenues	100%	100%

Medical services revenue decreased for the three months ended June 30, 2025 primarily due to: (i) declines in average membership, which was attributable to the partnership exits during 2024, (ii) lower risk adjustment revenue, including unfavorable prior period development, as a result of additional risk adjustment data received from the payors and

(iii) higher costs associated with prescription drug benefits provided under the Medicare Part D program, which is a reduction to medical services revenue, related to unfavorable prior period development.

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Medical services revenue	$2,921,918	$3,080,774	$(158,856)	(5)%
% of total revenues	100%	100%

Medical services revenue decreased for the six months ended June 30, 2025 primarily due to: (i) declines in average membership, which was attributable to the partnership exits during 2024, (ii) lower risk adjustment revenue, including unfavorable prior period development, as a result of additional risk adjustment data received from the payors and (iii) higher costs associated with prescription drug benefits provided under the Medicare Part D program, which is a reduction to medical services revenue, related to unfavorable prior period development.
Medical Services Expense

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Medical services expense	$1,445,245	$1,374,060	$71,185	5%
% of total revenues	104%	93%
Medical services expense increased for the three months ended June 30, 2025 due primarily to an increase in average medical services expense per member of 7%, partially offset by a decline in average membership of 2%, which was attributable to the partnership exits during 2024.

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Medical services expense	$2,847,112	$2,817,902	$29,210	1%
% of total revenues	97%	91%
Medical services expense increased for the six months ended June 30, 2025 due primarily to an increase in average medical services expense per member of 5%, partially offset by a decline in average membership of 4%, which was attributable to the partnership exits during 2024.
Other Medical Expenses

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Other medical expenses	$2,164	$76,523	$(74,359)	(97)%
% of total revenues	—%	5%
Other medical expenses decreased by $74.4 million, or 97%, for the three months ended June 30, 2025 compared to the same period in 2024. Partner physician incentive expense decreased by $65.2 million to $(34.9) million in 2025 compared to $30.3 million in the same period in 2024 as a result of the partnership exits during 2024 and recent losses generated in certain of our geographies, which is a function of medical services revenues less the sum of medical services expenses, other provider costs and market operating costs, for the respective geography. Other provider costs decreased by $9.3 million to $36.9 million in 2025 compared to $46.2 million in the same period in 2024, resulting from the partnership exits during 2024.

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Other medical expenses	$82,357	$161,947	$(79,590)	(49)%
% of total revenues	3%	5%
Other medical expenses decreased by $79.6 million, or 49%, for the six months ended June 30, 2025 compared to the same period in 2024. Partner physician incentive expense decreased by $71.0 million to $9.1 million in 2025 compared to $80.1 million in the same period in 2024 as a result of the partnership exits during 2024 and recent losses generated in certain of our geographies, which is a function of medical services revenues less the sum of medical services expenses, other provider costs and market operating costs, for the respective geography. Other provider costs decreased by $6.9 million to $74.3 million in 2025 compared to $81.2 million in the same period in 2024, resulting from the partnership exits during 2024.
General and Administrative

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
General and administrative	$56,281	$69,612	$(13,331)	(19)%
% of total revenues	4%	5%
General and administrative expenses decreased $13.3 million, or 19%, for the three months ended June 30, 2025 compared to the same period in 2024. Operating costs to support our live geographies and enterprise functions (platform support costs) decreased to $37.4 million in 2025, compared to $41.7 million in the same period in 2024. Investments to support geography entry decreased to $4.2 million in 2025, compared to $4.8 million in the same period in 2024 due to decreased costs associated with our geographies that are expected to become operational in subsequent calendar years and the expansion into existing geographies. In aggregate, costs incurred for severance, transaction related costs, and stock-based compensation expense decreased $8.4 million in 2025 primarily due to a reduction in severance and the cancellation of certain stock-based instruments during the second half of 2024.

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
General and administrative	$122,237	$146,034	$(23,797)	(16)%
% of total revenues	4%	5%
General and administrative expenses decreased $23.8 million, or 16%, for the six months ended June 30, 2025 compared to the same period in 2024. Operating costs to support our live geographies and enterprise functions (platform support costs) decreased to $81.7 million in 2025, compared to $87.4 million in the same period in 2024. Investments to support geography entry decreased to $10.8 million in 2025, compared to $15.3 million in the same period in 2024 due to decreased costs associated with our geographies that are expected to become operational in subsequent calendar years and the expansion into existing geographies. In aggregate, costs incurred for severance, transaction related costs, and stock-based compensation expense decreased $13.5 million in 2025 primarily due to a reduction in severance and the cancellation of certain stock-based instruments during the second half of 2024.
Income (loss) from equity method investments

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Income (loss) from equity method investments	$5,412	$9,955	$(4,543)	(46)%
% of total revenues	—%	1%

Income (loss) from equity method investments decreased $4.5 million, or 46%, for the three months ended June 30, 2025 compared to the same period in 2024 primarily from increases in operating expenses during 2025 compared to 2024 from our CMS ACO Models investments.

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Income (loss) from equity method investments	$18,084	$15,639	$2,445	16%
% of total revenues	1%	1%
Income (loss) from equity method investments increased $2.4 million, or 16%, for the six months ended June 30, 2025 compared to the same period in 2024 primarily from the higher medical margin in 2025 from our CMS ACO Models investments.
Other income (expense), net

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Other income (expense), net	$7,879	$4,841	$3,038	63%
% of total revenues	1%	—%
Other income (expense), net increased $3.0 million, or 63%, for the three months ended June 30, 2025 compared to the same period in 2024 primarily from $4.3 million of income related to services rendered to our CMS ACO Models investments that was recognized in 2025.

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Other income (expense), net	$17,140	$10,733	$6,407	60%
% of total revenues	1%	—%
Other income (expense), net increased $6.4 million, or 60%, for the six months ended June 30, 2025 compared to the same period in 2024 primarily from $8.5 million of income related to services rendered to our CMS ACO Models investments that was recognized in 2025.
Total Discontinued Operations

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Total discontinued operations	$14,000	$(9,281)	$23,281	251%
% of total revenues	—%	—%
Total discontinued operations relates to the sale of our Hawaii operations in October 2023. Total discontinued operations for the six months ended June 30, 2025 relates to the release of a contingent obligation from our Hawaii operations compared to losses from discontinued operations for the six months ended June 30, 2024.
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
Gross profit (loss) is the most directly comparable U.S. GAAP measure to medical margin. Net income (loss) is the most directly comparable U.S. GAAP measure to Adjusted EBITDA.
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

The following table sets forth a reconciliation of gross profit (loss) to medical margin using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross profit (loss)(1)	$(52,427)	$32,175	$(1,705)	$107,263
Other operating revenue	(2,943)	(3,179)	(5,846)	(6,338)
Other medical expenses	2,164	76,523	82,357	161,947
Medical margin	$(53,206)	$105,519	$74,806	$262,872
___________________________________________
(1)Gross profit (loss) is defined as total revenues less medical services expense and other medical expenses.
The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(104,370)	$(30,662)	$(92,258)	$(36,696)
(Income) loss from discontinued operations, net of income taxes	—	—	(14,000)	9,281
Interest expense	1,572	1,697	3,087	2,981
Income tax expense (benefit)	62	417	258	284
Depreciation and amortization	7,319	5,907	14,195	11,751
Severance and related costs	119	868	644	3,283
Stock-based compensation expense	15,381	18,207	32,101	35,116
EBITDA adjustments related to equity method investments(1)	4,366	1,404	11,209	5,306
Other(2)	(7,782)	(668)	(18,002)	(5,082)
Adjusted EBITDA	$(83,333)	$(2,830)	$(62,766)	$26,224
___________________________________________
(1)Includes elimination of certain administrative services provided by agilon health, inc. to equity method investments.
(2)Includes interest income, transaction-related costs and elimination of certain administrative services provided by agilon health, inc. to equity method investments.

Liquidity and Capital Resources
We have historically financed our operations primarily through funds generated from our capitation arrangements with payors, issuances of equity securities, and borrowings under credit agreements. We generally invest any excess cash in money market accounts, which are classified as cash equivalents, and marketable securities. Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet the cash flow needs of our business operations, and attainment of a competitive return. As of June 30, 2025, we had cash and cash equivalents of $171.4 million and investments in marketable securities of $155.6 million.
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
We may require additional financing in the future to fund working capital and pay our obligations. We may seek to raise any necessary additional capital through a combination of public or private equity offerings and/or debt financings. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us, if at all. If adequate funds are not available on acceptable terms when needed, we may be required to significantly reduce operating expenses, which may have a material adverse effect on our business, financial condition, cash flows, and results of operations. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.
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
Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows. The following table sets forth changes in cash flows (dollars in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by (used in) operating activities	$(67,072)	$(66,493)	$(579)
Net cash provided by (used in) investing activities	47,369	69,655	(22,286)
Net cash provided by (used in) financing activities	(2,741)	(1,155)	(1,586)
Net Cash Provided By (Used In) Operating Activities
Net cash used in operating activities was $67.1 million for the six months ended June 30, 2025 compared to $66.5 million for the six months ended June 30, 2024. Net cash used in operating activities remained relatively flat. Our cash flow from operations is dependent upon the number of members on our platform, the timing of settlements with payors, and the level of operating and general and administrative expenses necessary to operate and grow our business, among other factors.
Net Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities was $47.4 million for the six months ended June 30, 2025 compared to $69.7 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, we received proceeds from the maturities of marketable securities of $125.3 million and made investments of $78.0 million primarily for marketable securities, and the acquisition of intangible assets and property and equipment. During the six months ended June 30, 2024, we received proceeds from the maturities of marketable securities of $115.7 million and made investments of $46.1 million primarily for marketable securities, and the acquisition of intangible assets and property and equipment.

Net Cash Provided By (Used In) Financing Activities
Net cash used in financing activities was $2.7 million for the six months ended June 30, 2025, relating to equity issuances, compared to net cash used in financing activities of $1.2 million for the six months ended June 30, 2024, related to repayments of debt.
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
Equity
As of June 30, 2025, we had 414.3 million shares of common stock outstanding. See Note 10 to the Condensed Consolidated Financial Statements for additional information about our equity transactions.
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
We held cash, cash equivalents, restricted cash and equivalents, and marketable securities of $327.0 million and $405.6 million as of June 30, 2025 and December 31, 2024, respectively, consisting of bank deposits, certificates of deposits, money market funds, U.S. Treasury notes, and corporate debt securities. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our marketable securities. Declines in interest rates over time will reduce our investment income. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our interim Principal Executive Officers (each a “PEO” and together, the “PEOs”), one of whom also serves as our Chief Financial Officer (“CFO”), with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our PEOs and our CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (2) accumulated and communicated to our management, including our PEOs and our CFO, as appropriate to allow timely decisions regarding required disclosure.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.
Changes in Internal Control Over Financial Reporting. Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Unregistered Sales of Equity Securities
Certain of our agreements with our physician partner entities provide for grants of time-vested restricted stock units and performance-based restricted stock units (collectively, RSUs) to the physician partner entities. On May 19, 2025, and June 16, 2025, we issued 80,091 and 14,401 shares of our common stock upon vesting of RSUs, respectively, to our physician partners for a total of $218,807. The issuances of the common stock were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act. These transactions did not involve any public offering, any underwriters, any underwriting discounts or commissions, or any general solicitation or advertising. The shares of common stock issued are subject to appropriate restrictive legends and the physician partner entities represented they would not transfer or distribute the common stock until all restrictions were cleared. All recipients had access, through their relationships with us or otherwise, to adequate information about us.
(b)
None.
(c)
None.
Item 5. Other Information
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K under the Act).

Item 6. Exhibits

Exhibit Number	Description
10.1†	Form of Employee Performance Restricted Stock Unit Agreement – Transformational Goal.†*

31.1	Certification by Benjamin Shaker, agilon’s interim Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Jeffrey Schwaneke, agilon’s Principal Financial Officer and interim Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Benjamin Shaker, agilon’s interim Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Jeffrey Schwaneke, agilon’s Principal Financial Officer and interim Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*
___________________________________________
*Filed herewith.
**Furnished herewith.
†     Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2025	agilon health, inc.

(Registrant)

/s/ JEFFREY SCHWANEKE
Jeffrey Schwaneke
Chief Financial Officer and Member of the Office of the Chairman
(Principal Financial Officer and Interim Principal Executive Officer)