Form 10-Q
period 2025-09-30
agilon health, inc.
filed 2025-11-04
CIK 1831097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
At October 30, 2025, there were 414,581,604 shares of the registrant’s $0.01 par value common stock outstanding.

agilon health, inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
agilon health, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$171,684	$188,231
Restricted cash and equivalents	—	5,629
Marketable securities	139,170	211,737
Receivables, net	947,157	1,017,040
Prepaid expenses and other current assets, net	80,017	35,137
Total current assets	1,338,028	1,457,774
Property and equipment, net	26,148	28,169
Intangible assets, net	75,254	72,771
Goodwill	24,133	24,133
Other assets	132,682	151,136
Total assets	$1,596,245	$1,733,983
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Medical claims and related payables	$1,059,398	$931,664
Accounts payable and accrued expenses	145,517	220,342
Current debt	34,966	—
Total current liabilities	1,239,881	1,152,006
Long-term debt	—	34,904
Other liabilities	50,287	76,121
Total liabilities	1,290,168	1,263,031

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 414,570 and 412,194 shares issued and outstanding, respectively	4,146	4,122
Additional paid-in capital	2,090,493	2,053,895
Accumulated deficit	(1,789,442)	(1,586,977)
Accumulated other comprehensive income (loss)	880	(88)
Total stockholders’ equity (deficit)	306,077	470,952
Total liabilities and stockholders’ equity (deficit)	$1,596,245	$1,733,983
The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as agilon health, inc., together with its consolidated subsidiaries and VIEs (the “Company”), is the primary beneficiary of these VIEs. The condensed consolidated balance sheets include total assets that can only be used to settle obligations of the Company’s consolidated VIEs totaling $1.10 billion and $1.17 billion as of September 30, 2025 and December 31, 2024, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $1.19 billion and $1.13 billion as of September 30, 2025 and December 31, 2024, respectively. See Note 14 for additional details.
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Medical services revenue	$1,432,437	$1,447,697	$4,354,355	$4,528,471
Other operating revenue	2,884	3,235	8,730	9,573
Total revenues	1,435,321	1,450,932	4,363,085	4,538,044
Expenses:
Medical services expense	1,489,479	1,505,950	4,336,591	4,323,852
Other medical expenses	13,488	9,149	95,845	171,096
General and administrative	56,198	63,123	178,435	209,157
Depreciation and amortization	7,430	6,218	21,625	17,969
Total expenses	1,566,595	1,584,440	4,632,496	4,722,074
Income (loss) from operations	(131,274)	(133,508)	(269,411)	(184,030)
Other income (expense):
Income (loss) from equity method investments	13,133	2,047	31,217	17,686
Other income (expense), net	9,441	16,061	26,581	26,794
Interest expense	(1,838)	(1,622)	(4,925)	(4,603)
Income (loss) before income taxes	(110,538)	(117,022)	(216,538)	(144,153)
Income tax benefit (expense)	331	590	73	306
Income (loss) from continuing operations	(110,207)	(116,432)	(216,465)	(143,847)
Discontinued operations:
Income (loss) before gain (loss) on sales	—	(1,183)	—	(1,701)
Adjustments on sale of assets, net	—	—	14,000	(8,763)
Total discontinued operations	—	(1,183)	14,000	(10,464)
Net income (loss)	(110,207)	(117,615)	(202,465)	(154,311)
Noncontrolling interests’ share in (earnings) loss	—	—	—	(50)
Net income (loss) attributable to common shares	$(110,207)	$(117,615)	$(202,465)	$(154,361)

Net income (loss) per common share, basic and diluted
Continuing operations	$(0.27)	$(0.29)	$(0.52)	$(0.35)
Discontinued operations	$—	$—	$0.03	$(0.03)
Weighted average shares outstanding
Basic and diluted	414,465	411,591	413,751	410,604
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(110,207)	$(117,615)	$(202,465)	$(154,311)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	89	2,736	911	2,604
Foreign currency translation adjustment	4	12	57	(5)
Total comprehensive income (loss)	(110,114)	(114,867)	(201,497)	(151,712)
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(50)
Total comprehensive income (loss) attributable to agilon health, inc.	$(110,114)	$(114,867)	$(201,497)	$(151,762)
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)
For the three months ended September 30, 2025:

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
July 1, 2025	414,283	$4,143	$2,083,234	$(1,679,235)	$787	$408,929
Net income (loss)	—	—	—	(110,207)	—	(110,207)
Other comprehensive income (loss)	—	—	—	—	93	93
Vesting of restricted stock units	417	4	(4)	—	—	—
Shares withheld related to net share settlement	(130)	(1)	(235)	—	—	(236)
Stock-based compensation expense	—	—	7,498	—	—	7,498
September 30, 2025	414,570	$4,146	$2,090,493	$(1,789,442)	$880	$306,077
For the three months ended September 30, 2024:

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
July 1, 2024	411,447	$4,114	$2,038,540	$(1,363,572)	$(2,447)	$(768)	$675,867
Net income (loss)	—	—	—	(117,615)	—	—	(117,615)
Other comprehensive income (loss)	—	—	—	—	2,748	—	2,748
Exercise of stock options	32	—	132	—	—	—	132
Vesting of restricted stock units	549	7	(7)	—	—	—	—
Shares withheld related to net share settlement	(68)	(1)	(286)	—	—	—	(287)
Stock-based compensation expense	—	—	13,259	—	—	—	13,259
Dissolution of partially owned entity	—	—	—	—	—	768	768
September 30, 2024	411,960	$4,120	$2,051,638	$(1,481,187)	$301	$—	$574,872

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)
For the nine months ended September 30, 2025:

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2025	412,194	$4,122	$2,053,895	$(1,586,977)	$(88)	$470,952
Net income (loss)	—	—	—	(202,465)	—	(202,465)
Other comprehensive income (loss)	—	—	—	—	968	968
Exercise of stock options	24	—	110	—	—	110
Vesting of restricted stock units	3,021	30	(30)	—	—	—
Shares withheld related to net share settlement	(669)	(6)	(3,081)	—	—	(3,087)
Stock-based compensation expense	—	—	39,599	—	—	39,599
September 30, 2025	414,570	$4,146	$2,090,493	$(1,789,442)	$880	$306,077
For the nine months ended September 30, 2024:

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2024	406,387	$4,064	$1,986,899	$(1,326,826)	$(2,298)	$(818)	$661,021
Net income (loss)	—	—	—	(154,361)	—	50	(154,311)
Other comprehensive income (loss)	—	—	—	—	2,599	—	2,599
Exercise of stock options	1,508	15	2,743	—	—	—	2,758
Vesting of restricted stock units	2,409	24	(24)	—	—	—	—
Shares withheld related to net share settlement	(318)	(3)	(1,565)	—	—	—	(1,568)
Issuance of common stock	1,974	20	15,210	—	—	—	15,230
Stock-based compensation expense	—	—	48,375	—	—	—	48,375
Dissolution of partially owned entity	—	—	—	—	—	768	768
September 30, 2024	411,960	$4,120	$2,051,638	$(1,481,187)	$301	$—	$574,872
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(202,465)	$(154,311)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21,625	17,969
Stock-based compensation expense	39,599	48,375
Loss (income) from equity method investments	(31,217)	(17,686)
Distributions of earnings from equity method investments	—	3,340
Adjustments on sale of assets, net	(14,000)	3,784
Other noncash items	(5,571)	(491)
Changes in operating assets and liabilities:	106,803	24,824
Net cash provided by (used in) operating activities	(85,226)	(74,196)
Cash flows from investing activities:
Purchase of property and equipment	(10,274)	(9,985)
Purchase of intangible assets	(23,076)	(18,877)
Investment in loans receivable and other	(1,000)	(9,742)
Investments in marketable securities	(60,154)	(12,006)
Proceeds from maturities of marketable securities and other	160,531	166,828
Net cash provided by (used in) investing activities	66,027	116,218
Cash flows from financing activities:
Proceeds from (payments for) equity issuances, net	(2,977)	1,189
Repayments of long-term debt	—	(3,750)
Net cash provided by (used in) financing activities	(2,977)	(2,561)
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	(22,176)	39,461
Cash, cash equivalents and restricted cash and equivalents, beginning of period	193,860	114,329
Cash, cash equivalents and restricted cash and equivalents, end of period	$171,684	$153,790
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Business
Description of Business
agilon health, inc., together with its consolidated subsidiaries and VIEs (the “Company”), through its partnerships and platform, provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. As of September 30, 2025, the Company, through its contracted physician networks, provided care to approximately 502,800 Medicare Advantage members enrolled with private health plans. Additionally, the Company participates in the Centers for Medicare & Medicaid Services' (“CMS”) Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model and Medicare Shared Savings Program (“MSSP,” and together with ACO REACH, the “CMS ACO Models”) through its equity method investments.
See Note 14 for additional discussions related to the Company’s involvement with VIEs.
The Company’s largest shareholder is an investment fund associated with Clayton Dubilier & Rice, LLC (“CD&R”), a private equity firm. All funds affiliated with CD&R are considered related parties.

NOTE 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of agilon health, inc., its wholly-owned subsidiaries, and joint ventures and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments unless otherwise indicated), which the Company considers necessary to present fairly its financial position, results of operations, and cash flows, have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
Property and Equipment
As of September 30, 2025 and December 31, 2024, the Company’s gross carrying amount of property and equipment was $59.0 million and $52.9 million, with accumulated depreciation of $32.9 million and $24.7 million, respectively. For the three months ended September 30, 2025 and 2024, the Company recognized $3.8 million and $3.1 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, the Company recognized $11.5 million and $8.9 million, respectively, in depreciation expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations.
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
On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law in the U.S., which contains a broad range of tax reform provisions. The One Big Beautiful Bill Act did not have a material impact to the Company's effective tax rate for the nine months ended September 30, 2025; however, the Company will continue to monitor developments and evaluate any potential future impacts.
Segment Reporting
The Company operates a Medicare-centric, capitated line of business and is organized as a single operating and reportable segment based on the manner in which the Company’s Chief Operating Decision Maker (“CODM”) evaluates performance and makes decisions about how to allocate resources. The Company’s CODM is the Office of the Chairman. Segment asset information, which is presented on the consolidated balance sheet, is not used by the CODM to assess performance and make decisions about how to allocate resources. The Company's segment measure of profit or loss is consolidated net income (loss). The CODM uses the segment measure of profit or loss to assess performance and make resource allocation decisions, primarily through periodic budgeting and company performance reviews. Significant expense categories included within the segment measure of profit or loss that are regularly provided to the CODM include medical services expense, other medical expense, and platform support costs. Medical services expense and other medical expense amounts are included in the consolidated statements of operations. Platform support costs were $38.7 million and $42.4 million for the three months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025 and 2024, other segment items, which consists of general and administrative expenses (excluding platform support costs), depreciation and amortization, other income (expense), net, income tax benefit (expense), and results from discontinued operations, were $3.9 million and $11.1 million, respectively. Platform support costs were $120.3 million and $129.8 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, other segment items, which consists of general and administrative expenses (excluding platform support costs), depreciation and amortization, other income (expense), net, income tax benefit (expense), and results from discontinued operations, were $12.8 million and $67.7 million, respectively.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which amends certain disclosure requirements related to income taxes. The amendments in ASU 2023-09 require public business entities on an annual basis to: (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The amendments in ASU 2023-09 can be applied on a prospective basis or retrospective application. Early adoption is permitted. The new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows, or disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments in ASU 2025-06 modernize the guidance in Subtopic 350-40 to reflect the software development approaches currently used as software is not always developed in a linear manner. To clarify how the guidance applies to both linear and nonlinear software development, the amendments in ASU 2025-06 remove all references to the “development stages” from Subtopic 350-40 and instead requires that software development costs be capitalized when (i) management, with relevant authority, commits to funding a computer software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 also provide new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met and specifies that the disclosure requirements in Subtopic 360-10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 31, 2027, and interim reporting periods within those annual reporting periods. The amendments in ASU 2025-06 can be applied on a prospective, retrospective, or modified transition approach basis. The new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows, or disclosures.

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
Concentration
The Company contracts with various payors whereby the Company is entitled to monthly PMPM fees to provide a defined range of healthcare services for members attributed to its contracted primary care physicians. The Company generally accepts full financial risk for such members and therefore is responsible for the cost of all healthcare services required by them. Substantially all of the Company’s receivable balances are from a small number of payors. Revenue from Medicare Advantage payors constitutes substantially all of the Company’s total revenue for the three and nine months ended September 30, 2025 and 2024.
The following table provides the Company’s revenue concentration with respect to major payors as a percentage of the Company’s total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Payor A	15%	20%	15%	21%
Payor B	17%	20%	16%	18%
Payor C	14%	11%	13%	10%
Payor E	11%	*	11%	*
___________________________________________
*Less than 10% of total revenues.
The following table provides the Company’s concentration of credit risk with respect to major payors as a percentage of receivables, net:

	September 30, 2025	December 31, 2024
Payor B	*	11%
Payor C	12%	12%
Payor D	14%	13%
Payor E	13%	15%
___________________________________________
*Less than 10% of total receivables.

NOTE 4. Marketable Securities and Fair Value Measurements
Marketable Securities
The following table summarizes the Company’s marketable securities (in thousands):

	September 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$22,296	$11	$—	$22,307	$110,820	$91	$(204)	$110,707
U.S. Treasury notes	116,105	769	(11)	116,863	101,059	184	(213)	101,030
	$138,401	$780	$(11)	$139,170	$211,879	$275	$(417)	$211,737

For the three months ended September 30, 2025, the Company recognized total interest income (included in other income (expense), net in the condensed consolidated statements of operations) of $3.8 million, of which $2.3 million was related to its marketable securities investments and $1.5 million was related to interest on cash and cash equivalent balances. For the three months ended September 30, 2024, the Company recognized total interest income (included in other income (expense), net in the condensed consolidated statements of operations) of $4.6 million, of which $3.1 million was related to its marketable securities investments and $1.5 million was related to interest on cash and cash equivalent balances. For the nine months ended September 30, 2025, the Company recognized total interest income (included in other income (expense), net in the condensed consolidated statements of operations) of $11.7 million, of which $8.0 million was related to its marketable securities investments and $3.7 million was related to interest on cash and cash equivalent balances. For the nine months ended September 30, 2024, the Company recognized total interest income (included in other income (expense), net in the condensed consolidated statements of operations) of $14.9 million, of which $10.3 million was related to its marketable securities investments and $4.6 million was related to interest on cash and cash equivalent balances.
The following table summarizes the Company’s marketable securities maturity as of September 30, 2025 (in thousands):

Year	Amortized Cost	Fair Value
2025	$23,285	$23,285
2026	62,571	62,843
2027	27,969	28,218
2028	24,576	24,824
	$138,401	$139,170
The following table summarizes the Company’s marketable securities with gross unrealized losses by security type aggregated by the length of time the investments have been in a continuous unrealized loss position as of September 30, 2025 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury notes	$12,974	$3	$12,820	$8
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
The Company’s unrealized losses from marketable securities as of September 30, 2025 and December 31, 2024 were caused primarily by interest rate increases. As of September 30, 2025, all of the Company’s marketable securities carry an investment grade rating by nationally recognized statistical rating organizations. The Company does not intend to sell marketable securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. There was no allowance for credit losses on available-for-sale marketable securities at September 30, 2025 or December 31, 2024.
Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, restricted cash and equivalents, marketable securities, receivables, other liabilities, accounts payable, certain accrued expenses, and borrowings which consist of a term loan and a revolving credit facility. The carrying values of the financial instruments classified as current in the consolidated balance sheets approximate their fair values due to their short-term maturities. The fair values of the term loan and revolving credit facility approximate the carrying values because the interest rates on such borrowings approximate market rates as of the reporting date. Such borrowings are classified within Level 2 of the fair value hierarchy. During the three and nine months ended September 30, 2025 and 2024, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
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
The table below summarizes the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	September 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$—	$22,307	$—	$—	$110,707	$—
U.S. Treasury notes	116,863	—	—	101,030	—	—
	$116,863	$22,307	$—	$101,030	$110,707	$—

NOTE 5. Other Assets
The following table summarizes the Company’s other assets (in thousands):

	September 30, 2025	December 31, 2024
Loans to physician partners	$21,116	$63,155
Health plan deposits	2,077	2,051
Equity method investments(1)	90,469	61,756
Right-of-use lease assets	3,936	8,783
Other	15,084	15,391
	$132,682	$151,136
___________________________________________
(1)See Note 14 for additional discussion related to the Company's equity method investments.
Loans to Physician Partners
Loans to physician partners primarily represent loans in connection with taxes payable on shares distributed to them in connection with the Company’s initial public offering. These loans mature between 2026 and 2031 with nominal interest compounding annually and no prepayment penalties. At September 30, 2025, $32.3 million of these loans were reclassed to Prepaid expenses and other current assets, net on the condensed consolidated balance sheet as the maturities were less than 12 months. Such loans are stated at the amount expected to be collected.

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
Each period, the Company re-examines previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period the claims are settled. The Company’s medical claims payable balance represents management’s best estimate of its liability for unpaid medical costs as of September 30, 2025 and 2024. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The following table presents the components of changes in medical claims and related payables (in thousands):

	September 30,
	2025	2024
Medical claims and related payables, beginning of the year	$918,395	$723,071
Components of incurred costs related to:
Current year	4,301,370	4,291,930
Prior years	35,221	31,922
	4,336,591	4,323,852
Claims paid related to:
Current year	(3,267,115)	(3,158,273)
Prior years	(957,756)	(709,936)
	(4,224,871)	(3,868,209)
Medical claims and related payables, end of the period	$1,030,115	$1,178,714
Medical claims and related payables also include $29.3 million and $13.3 million, as of September 30, 2025 and December 31, 2024, respectively, that is recoverable from other parties under risk sharing arrangements and is presented as prepaid expenses and other current assets, net in the condensed consolidated balance sheets.

NOTE 7. Other Liabilities
The following table summarizes the Company’s other liabilities (in thousands):

	September 30, 2025	December 31, 2024
Other long-term contingencies(1)	$35,000	$49,000
Lease liabilities, long-term	2,155	6,599
Equity method liabilities – CMS ACO Models(2)	9,786	12,290
Other	3,346	8,232
	$50,287	$76,121
__________________________________________
(1)Represents unasserted claims.
(2)See Note 14 for additional discussion related to the Company's equity method liabilities related to its CMS ACO Models investments.

NOTE 8. Debt
On February 18, 2021, the Company executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021 and the Second Amendment to Credit Agreement, dated as of May 25, 2023, the “Credit Agreement”), which includes: (i) a $100.0 million secured term loan facility (the “Secured Term Loan Facility,” and together with the Secured Term Loan Facility, the “Credit Facility”) and (ii) a $100.0 million senior secured revolving credit facility (the “Secured Revolving Facility”) with a capacity to issue standby letters of credit in certain circumstances up to a maximum of $100.0 million. Subject to specified conditions and receipt of commitments, the Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $50.0 million plus (ii) an additional amount determined in accordance with a formula tied to repayment of certain of the Company’s indebtedness. The maturity date of the Credit Facility is February 18, 2026.
As of September 30, 2025, the Company had $35.0 million outstanding under the Secured Term Loan Facility and availability under the Secured Revolving Facility was $16.8 million, as the Company had outstanding letters of credit totaling $83.2 million. The standby letters of credit are automatically extended without amendment for one-year periods, unless the Company notifies the institution in advance of the expiration date that the letter will be terminated. No amounts have been drawn on the outstanding letters of credit as of September 30, 2025.
Effective with the Second Amendment to Credit Agreement on May 25, 2023, the Company transitioned to the Secured Overnight Financing Rate (“SOFR”) as a benchmark interest rate used in the Credit Agreement. At the Company’s option, borrowings under the Credit Facility can be either: (i) Term SOFR Rate Loans, (ii) Daily Simple SOFR Rate Loans, or (iii) Base Rate Loans, each as defined in the Credit Agreement. Daily Simple SOFR Rate Loans and Term SOFR Rate Loans bear interest at a rate equal to the sum of 3.50% and the higher of (a) SOFR, as defined in the Credit Agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 2.50% and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month SOFR rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, the Company pays a commitment fee on the unfunded Secured Revolving Facility amount of 0.375%. The Company must also pay customary letter of credit fees. As of September 30, 2025, the effective interest rate on the Secured Term Loan Facility was 8.272%.
The Credit Facility is guaranteed by certain of the Company’s subsidiaries, including those identified as VIEs, and contain customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios. Failure to meet any of these covenants could result in an event of default under the Credit Agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. As of September 30, 2025, the Company was in compliance with all covenants under the Credit Facility.
As of September 30, 2025, the Company had $9.5 million outstanding surety bonds related to health plan payor risk-bearing capital contributions.

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
In February and March 2024, three class action lawsuits were filed and later consolidated as one matter captioned In re agilon health, inc. Securities Litigation, 1:24-cv-00297 (W.D. Tex.) (the “Consolidated Securities Matter”). The Consolidated Securities Matter names the Company and certain current and former members of the Company’s executive team and Board of Directors as defendants, among others. The Consolidated Securities Matter generally asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”), in connection with statements made between April 2021 and February 2024 in the Company’s annual and quarterly reports, investor presentations, and earnings releases related to, among other things, the Company’s financial guidance, medical margin and Adjusted EBITDA results, growth strategy, and data management. The Consolidated Securities Matter seeks compensatory damages, judgment interest, attorney’s fees and costs, and other unspecified equitable and/or injunctive relief. The Company and other defendants filed motions to dismiss the complaint on November 8, 2024. On or about August 15, 2025, the Court issued an order on the motion to dismiss, dismissing some of the claims against the defendants and allowing others to proceed into the discovery phase of litigation. The Company intends to vigorously oppose the complaint, but is unable to predict the outcome or estimate any ultimate individual or aggregate amount of monetary liability or financial impact due to the early stages of the litigation.
In May and October 2024, two putative stockholder derivative class action lawsuits were filed: (1) Douglas v. Steven J. Sell et al., 1:24-cv-00531 (W.D. Tex.) and (2) Bingham v. Steven J. Sell et al., 1:24-cv-01181 (W.D. Tex.) (the “Derivative Matters”). The Derivative Matters name the Company and certain current and former members of the Company’s executive team and Board of Directors as defendants. The Derivative Matters generally assert claims under Sections 14(a) and 10(b) of the Exchange Act, as well as common law claims including breach of fiduciary duty, among others, in connection with statements made between April 2021 and February 2024 in the Company’s annual and quarterly reports, investor presentations, and earnings releases related to, among other things, the Company’s financial guidance, medical margin and Adjusted EBITDA results, growth strategy, and data management. The Douglas lawsuit also asserts claims under Section 20(a) of the Exchange Act in connection with the same allegations and seeks contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act. The Derivative Matters seek compensatory damages, restitution, punitive damages, attorney’s fees and costs, and other relief. The plaintiff in the Douglas action also seeks corporate governance reforms. The Derivative Matters were consolidated in November 2024 into In Re agilon health, inc. Shareholder Derivative Litigation, 1:24-cv-00531-DII. The Derivative Matters are currently stayed during the discovery period for the Consolidated Securities Matter. On or about September 18, 2025, a third putative stockholder derivative class action lawsuit was filed in federal court in Ohio, titled Bushansky v. Steven J. Sell et al., 2:25-cv-01068 (S.D. Ohio). The allegations in this lawsuit are substantially the same as those asserted in the Derivative Matters. The Company plans to file a motion to transfer the matter to Texas to be consolidated with the pending Derivative Matters. The Company intends to vigorously oppose the Derivative Matters and the Bushansky lawsuit, but is unable to predict the outcome or estimate any ultimate individual or aggregate amount of monetary liability or financial impact due to the early stage of the litigation.

NOTE 10. Common Stock
Common Stock
2025. During the three months ended September 30, 2025, the Company issued approximately 0.3 million shares of common stock primarily in connection with vesting of stock-based awards. During the nine months ended September 30, 2025, the Company issued approximately 2.4 million shares of common stock primarily in connection with vesting of stock-based awards.
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
The following table illustrates the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Income (loss) from continuing operations	$(110,207)	$(116,432)	$(216,465)	$(143,847)
Noncontrolling interests’ share in (earnings) loss from continuing operations	—	—	—	(50)
Net income (loss) attributable to common stockholders before discontinued operations	(110,207)	(116,432)	(216,465)	(143,897)
Income (loss) from discontinued operations	—	(1,183)	14,000	(10,464)
Net income (loss) attributable to common stockholders	$(110,207)	$(117,615)	$(202,465)	$(154,361)
Denominator
Weighted average shares outstanding – basic and diluted	414,465	411,591	413,751	410,604
Net income (loss) per share attributable to common stockholders
Net income (loss) per common share from continuing operations, basic and diluted	$(0.27)	$(0.29)	$(0.52)	$(0.35)
Net income (loss) per common share from discontinued operations, basic and diluted	$—	$—	$0.03	$(0.03)
The following table provides the potential shares of common stock that were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive (in thousands):

	September 30,
	2025	2024
Stock options	19,463	16,690
Restricted stock units	22,583	18,695

NOTE 12. Goodwill and Amortizable Intangible Assets
As of both September 30, 2025 and December 31, 2024, the Company’s goodwill balance was $24.1 million. There were no events or circumstances that warranted an interim impairment test for goodwill during the nine months ended September 30, 2025.
As of September 30, 2025 and December 31, 2024, the Company’s gross carrying amount of amortizable intangible assets was $136.0 million and $123.8 million, respectively, with accumulated amortization of $60.7 million and

$51.0 million, respectively. For the three months ended September 30, 2025 and 2024, the Company recognized $3.6 million and $3.1 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, the Company recognized $10.1 million and $9.1 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the condensed consolidated statements of operations.

NOTE 13. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information:
Interest paid	$4,774	$3,263
Income taxes paid	669	548
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	1,602	326
Settlement of liabilities through issuance of stock	—	15,230
The following table summarizes cash, cash equivalents and restricted cash equivalents (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$171,684	$188,231
Restricted cash and equivalents(1)	—	5,629
Cash, cash equivalents and restricted cash equivalents	$171,684	$193,860
___________________________________________
(1)Restricted cash and equivalents primarily consist of amounts used as collateral to secure letters of credit that the Company is required to maintain pursuant to contracts with payors.

NOTE 14. Variable Interest Entities
Consolidated Variable Interest Entities
agilon health, inc.’s consolidated assets and liabilities as of September 30, 2025 and December 31, 2024 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to agilon health, inc.

agilon health, inc.’s consolidated assets and liabilities include VIE assets and liabilities as follows (in thousands):

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$59,378	$78,650
Restricted cash equivalents	—	5,627
Receivables, net	946,571	1,015,753
Prepaid expenses and other current assets, net	33,296	17,725
Property and equipment, net	707	1,255
Intangible assets, net	54,021	49,406
Other assets, net	4,330	4,790
Liabilities
Medical claims and related payables	1,059,398	931,664
Accounts payable and accrued expenses	124,634	199,432
Other liabilities	1,351	2,270
Risk-bearing Entities. At September 30, 2025, the Company operates 33 wholly-owned risk-bearing entities (“RBEs”) for the purpose of entering into risk-bearing contracts with payors. Each RBE’s equity at risk is considered insufficient to finance its activities without additional support, and, therefore, each RBE is considered a VIE. The Company consolidates the RBEs as it has determined that it is the primary beneficiary because it has: (i) the ability to control the activities that most significantly impact the RBEs’ economic performance; and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the RBEs. Specifically, the Company has the unilateral ability and authority, through the RBE governance and management agreements, to make significant decisions about strategic and operating activities of the RBEs, including negotiating and entering into risk-bearing contracts with payors, and approving the RBEs’ annual operating budgets. The Company also has the obligation to fund losses of the RBEs and the right to receive a significant percentage of any financial surplus generated by the RBEs. The assets of the RBEs primarily consist of cash and cash equivalents, receivables, net, intangible assets, net, and other assets. Its obligations primarily consist of medical claims and related payables as well as operating expenses of the RBEs (accounts payable and accrued expenses), including incentive compensation obligations to the Company’s physician partners. On February 18, 2021, the Company executed the Credit Facility, which is guaranteed by certain of the Company’s VIEs. Assets generated by the RBEs (primarily from medical services revenues) may be used, in certain limited circumstances, to settle the Company’s contractual debt obligations.
Unconsolidated Variable Interest Entities
As of September 30, 2025, the Company had 12 equity method investments (liabilities), including 10 wholly-owned CMS ACO Models entities discussed below, that were deemed to be VIEs. The Company has determined that the activities that most significantly impact the performance of these VIEs consist of the allocation of resources to and other decisions related to clinical activities and provider contracting decisions. Because the Company does not have the ability to control these activities due to another party’s control of the VIEs’ board of directors, the Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs. The Company provided support to assist its CMS ACO Models investments in obtaining surety bonds related to risk-bearing capital contributions to CMS. As of September 30, 2025 and December 31, 2024, the CMS ACO Models investments had $131.6 million and $65.2 million, respectively, of outstanding surety bonds. The Company's maximum loss exposure as a result of the Company’s involvement with the unconsolidated VIEs cannot be quantified as the Company has the obligation to provide ongoing operational support to the unconsolidated VIEs, as needed.

Equity Method Investments
The following table summarizes the Company’s equity method investees (in thousands):

	September 30, 2025	December 31, 2024
Equity method investments - Other(1)	$9,369	$9,365
Equity method investments - CMS ACO Models(1)	81,100	52,391
Equity method liabilities - CMS ACO Models(2)	(9,786)	(12,290)
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
The Company is a partner in 10 wholly-owned CMS ACO Models investments in collaboration with 13 of its physician group partners operating in 12 geographies. The combined summarized operating results of the Company’s CMS ACO Models investments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Medical services revenue	$458,309	$454,410	$1,306,580	$1,341,484
Medical services expense	(401,473)	(413,189)	(1,155,228)	(1,218,902)
Other medical expenses(1)	(33,660)	(23,817)	(87,750)	(71,490)
Income (loss) from operations(2)	15,321	3,786	37,930	24,643
Net income (loss)(3)	13,141	2,014	31,213	17,566
___________________________________________
(1)The three months ended September 30, 2025 and 2024, includes physician incentive expenses of $26.6 million and $16.5 million, respectively. The nine months ended September 30, 2025 and 2024, includes physician incentive expenses of $63.2 million and $47.0 million, respectively.
(2)The three months ended September 30, 2025 and 2024, includes operating expenses for services provided by the Company of $3.7 million and $9.1 million, respectively. The nine months ended September 30, 2025 and 2024, includes operating expenses for services provided by the Company of $12.1 million and $11.7 million, respectively.
(3)Included in Income (loss) from equity method investments in the condensed consolidated statements of operations.
The combined summarized balance sheet of the Company’s CMS ACO Models investments are as follows (in thousands):

	September 30, 2025	December 31, 2024
Current assets	$307,345	$444,963
Noncurrent assets	1,894	1,894
Total assets	309,239	446,857
Current and total liabilities	237,926	406,756

NOTE 15. Discontinued Operations
Discontinued operations is a component of an entity that has either been disposed of or is deemed held-for-sale and, (i) the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. On October 31, 2023, the Company completed the disposition of MDX Hawaii, Inc. and its related operations. The Company’s decision to exit Hawaii and the Independent Practice Association line of business represented a strategic shift that had a major effect on its operations and financial results. As such, the Company’s Hawaii operations are reflected in the condensed consolidated financial statements as discontinued operations for all periods presented.

The results of discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expenses:
Other medical expenses	—	1,420	—	1,420
General and administrative	$—	$(237)	$—	$281
Income (loss) from operations	—	(1,183)	—	(1,701)
Adjustments on sale of assets, net	—	—	14,000	(8,763)
Net income (loss) from discontinued operations attributable to common shares	$—	$(1,183)	$14,000	$(10,464)

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
•sustainability issues;
•our stock price may be volatile;
•risks related to management transitions, including the search for a permanent Chief Executive Officer, and our ability to effectively manage leadership changes; and
•risks related to other factors discussed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Recent Accounting Pronouncements
Overview and Recent Developments
Our business is transforming healthcare by empowering the primary care physicians (“PCPs”) to be the agent for change in the communities they serve. We believe that PCPs, with their intimate patient-physician relationships, are best positioned to drive meaningful change in quality, cost, and patient experience when provided with the right infrastructure and payment model. Through our combination of the agilon platform, a long-term partnership model with existing physician groups, and a growing network of like-minded physicians, we believe we are poised to revolutionize healthcare for seniors across communities throughout the United States. We believe our purpose-built model provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. Our model operates by forming risk-bearing entities (“RBEs”) within local geographies, that enter into arrangements with payors providing for monthly payments to manage the total healthcare needs of our physician partners’ attributed patients (or, global capitation arrangements). The RBEs also contract with agilon to perform certain functions and enter into long-term professional service agreements with one or more anchor physician groups pursuant to which the anchor physician groups receive a base compensation rate and share in the savings from successfully improving quality of care and reducing costs.
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
Third Quarter 2025 Results:
•Medicare Advantage members of approximately 502,800 as of September 30, 2025 decreased 4% from September 30, 2024.
•CMS ACO Models (defined below) attributed beneficiaries of approximately 115,300 as of September 30, 2025 decreased 13% from September 30, 2024.
•Total revenue of $1.4 billion decreased 1% from the third quarter of 2024.
•Gross profit of negative $68 million, compared to negative $64 million in the third quarter of 2024.
•Medical margin of negative $57 million, compared to negative $58 million in the third quarter of 2024.
•Net loss of $110 million, compared to net loss of $118 million in the third quarter of 2024.
•Adjusted EBITDA loss of $91 million, compared to loss of $96 million in the third quarter of 2024.
Year to Date 2025 Results as of September 30, 2025:
•Total revenue of $4.4 billion decreased 4% from nine months ended September 30, 2024.

•Gross profit of negative $69 million, compared to positive $43 million in nine months ended September 30, 2024.
•Medical margin of $18 million, compared to $205 million in nine months ended September 30, 2024.
•Net loss of $202 million, compared to net loss of $154 million in nine months ended September 30, 2024.
•Adjusted EBITDA loss of $154 million, compared to loss of $70 million in nine months ended September 30, 2024.
Platform Membership Details
Medicare Advantage members decreased 4% from September 30, 2024, which includes market exits during 2024, partially offset by contributions from new geographies and growth within geographies existing prior to 2025. Total members live on the agilon platform at September 30, 2025 include 502,800 Medicare Advantage members and 115,300 attributed CMS ACO Models beneficiaries.
Average Medicare Advantage membership was 510,400 during the third quarter of 2025.
Payor Data Pipeline
In the first quarter of 2025, we implemented a payor data pipeline (the “Model”) and began onboarding certain payors onto the Model. The Model provides enhanced visibility into member risk profiles and risk adjustment factors by integrating and interpreting the data received from our payor partners. We are continuing the process of onboarding our payors onto the Model.
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
We monitor the following key financial and operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business (dollars in thousands):

	As of and For the			As of and For the
	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
MA members	502,800	525,200	(4)	502,800	525,200	(4)
Medical services revenue	$1,432,437	$1,447,697	(1)	$4,354,355	$4,528,471	(4)
Gross profit (loss)	$(67,646)	$(64,167)	(5)	$(69,351)	$43,096	(261)
Medical margin(1)	$(57,042)	$(58,253)	2	$17,764	$204,619	(91)
Platform support costs	$38,652	$42,353	(9)	$120,313	$129,752	(7)
Net income (loss)	$(110,207)	$(117,615)	6	$(202,465)	$(154,311)	(31)
Adjusted EBITDA(1)	$(91,492)	$(96,469)	5	$(154,258)	$(70,245)	(120)
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

Medical Services Revenue
Our medical services revenue consists of capitation revenue under contracts with various payors. Under the typical capitation arrangement, we are entitled to per member per month (“PMPM”) fees to provide a defined range of healthcare services for MA health plan members through our contracted physician partners and affiliated PCPs. Such fees are typically based on a defined percentage of corresponding premium that payors receive from the Centers for Medicare & Medicaid Services (“CMS”). We recognize capitation revenue over the period eligible members are entitled to receive healthcare services.
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
The following table presents our gross profit (loss) (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$1,435,321	$1,450,932	$4,363,085	$4,538,044
Medical services expense	(1,489,479)	(1,505,950)	(4,336,591)	(4,323,852)
Other medical expenses(1)	(13,488)	(9,149)	(95,845)	(171,096)
Gross profit (loss)	$(67,646)	$(64,167)	$(69,351)	$43,096
___________________________________________
(1)Represents physician compensation expense related to surplus sharing and other care management expenses that help to create medical cost efficiency. Includes costs in geographies that are in implementation and are not yet generating revenue and investments to grow existing markets. For the three months ended September 30, 2025 and 2024, costs incurred in implementing geographies were $1.9 million and $1.4 million, respectively. For the nine months ended September 30, 2025 and 2024, costs incurred in implementing geographies were $0.9 million and $2.0 million, respectively.
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
The table below presents costs to support our live geographies and enterprise functions, which are included in general and administrative expenses (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Platform support costs	$38,652	$42,353	$120,313	$129,752
% of Revenue	3%	3%	3%	3%

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
Medical services revenue constitutes substantially all our total revenue for the three and nine months ended September 30, 2025 and 2024.
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
Other Income (Expense)
Income (loss) from equity method investments
Income (loss) from equity method investments consists primarily of income associated with our participation in the CMS the Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model and Shared Savings Program (“MSSP”) (collectively, “CMS ACO Models”).
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
On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law in the U.S., which contains a broad range of tax reform provisions. The One Big Beautiful Bill Act did not have a material impact to our effective tax rate for the nine months ended September 30, 2025; however, we will continue to monitor developments and evaluate any potential future impacts.
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

Results of Operations
The following table summarizes key components of our results of operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Medical services revenue	$1,432,437	$1,447,697	$4,354,355	$4,528,471
Other operating revenue	2,884	3,235	8,730	9,573
Total revenues	1,435,321	1,450,932	4,363,085	4,538,044
Expenses:
Medical services expense	1,489,479	1,505,950	4,336,591	4,323,852
Other medical expenses	13,488	9,149	95,845	171,096
General and administrative	56,198	63,123	178,435	209,157
Depreciation and amortization	7,430	6,218	21,625	17,969
Total expenses	1,566,595	1,584,440	4,632,496	4,722,074
Income (loss) from operations	(131,274)	(133,508)	(269,411)	(184,030)
Other income (expense):
Income (loss) from equity method investments	13,133	2,047	31,217	17,686
Other income (expense), net	9,441	16,061	26,581	26,794
Interest expense	(1,838)	(1,622)	(4,925)	(4,603)
Income (loss) before income taxes	(110,538)	(117,022)	(216,538)	(144,153)
Income tax benefit (expense)	331	590	73	306
Income (loss) from continuing operations	(110,207)	(116,432)	(216,465)	(143,847)
Discontinued operations:
Income (loss) before gain (loss) on sales	—	(1,183)	—	(1,701)
Adjustments on sale of assets, net	—	—	14,000	(8,763)
Total discontinued operations	—	(1,183)	14,000	(10,464)
Net income (loss)	(110,207)	(117,615)	(202,465)	(154,311)
Noncontrolling interests’ share in (earnings) loss	—	—	—	(50)
Net income (loss) attributable to common shares	$(110,207)	$(117,615)	$(202,465)	$(154,361)

The following table summarizes our results of operations as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Medical services revenue	100%	100%	100%	100%
Other operating revenue	—	—	—	—
Total revenues	100	100	100	100
Expenses:
Medical services expense	104	104	99	95
Other medical expenses	1	1	2	4
General and administrative	4	4	4	5
Depreciation and amortization	1	—	—	—
Total expenses	109	109	106	104
Income (loss) from operations	(9)	(9)	(6)	(4)
Other income (expense):
Income (loss) from equity method investments	1	—	1	—
Other income (expense), net	1	1	1	1
Interest expense	—	—	—	—
Income (loss) before income taxes	(8)	(8)	(5)	(3)
Income tax benefit (expense)	—	—	—	—
Income (loss) from continuing operations	(8)	(8)	(5)	(3)
Discontinued operations:
Income (loss) before gain (loss) on sales	—	—	—	—
Gain (loss) on sales of assets, net	—	—	—	—
Total discontinued operations	—	—	—	—
Net income (loss)	(8)	(8)	(5)	(3)
Noncontrolling interests’ share in (earnings) loss	—	—	—	—
Net income (loss) attributable to common shares	(8)%	(8)%	(5)%	(3)%
Comparison of the Three and Nine Months Ended September 30, 2025 to the Three and Nine Months Ended September 30, 2024
Medical Services Revenue

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Medical services revenue	$1,432,437	$1,447,697	$(15,260)	(1)%
% of total revenues	100%	100%

Medical services revenue decreased by $15.3 million, or 1%, for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to: (i) declines in average membership, which was attributable to partnership exits during 2024, and (ii) lower risk adjustment revenue, including unfavorable prior period development, as a result of additional risk adjustment data received from payors. The decrease in medical services revenue was partially offset by new geographies that began to generate revenue in 2024 and growth in our existing geographies.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Medical services revenue	$4,354,355	$4,528,471	$(174,116)	(4)%
% of total revenues	100%	100%

Medical services revenue decreased by $174.1 million, or 4%, for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to: (i) declines in average membership, which was attributable to partnership exits during 2024, and (ii) lower risk adjustment revenue, including unfavorable prior period development, as a result of additional risk adjustment data received from payors. The decrease in medical services revenue was partially offset by new geographies that began to generate revenue in 2024 and growth in our existing geographies.
Medical Services Expense

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Medical services expense	$1,489,479	$1,505,950	$(16,471)	(1)%
% of total revenues	104%	104%
Medical services expense decreased by $16.5 million, or 1%, for the three months ended September 30, 2025 compared to the same period in 2024 due primarily to a decline in average membership of 5%, which was attributable to partnership exits during 2024, partially offset by an increase in average medical services expense per member of 4%, which was primarily due to the continued impact of elevated medical cost trends.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Medical services expense	$4,336,591	$4,323,852	$12,739	—%
% of total revenues	99%	95%
Medical services expense increased by $12.7 million, or 0%, for the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to an increase in average medical services expense per member of 5%, which was primarily due to the continued impact of elevated medical cost trends, partially offset by a decline in average membership of 4%, which was attributable to partnership exits during 2024.
Other Medical Expenses

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Other medical expenses	$13,488	$9,149	$4,339	47%
% of total revenues	1%	1%
Other medical expenses increased by $4.3 million, or 47%, for the three months ended September 30, 2025 compared to the same period in 2024. Partner physician incentive expense, which is a function of medical services revenues less the sum of medical services expenses, other provider costs and market operating costs, for the respective geography, increased by $7.2 million to $(18.2) million in 2025 compared to $(25.4) million in the same period in 2024 primarily as a result of the losses generated in partnerships that were exited during 2024. Other provider costs decreased by $2.8 million to $31.7 million in 2025 compared to $34.5 million in the same period in 2024.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Other medical expenses	$95,845	$171,096	$(75,251)	(44)%
% of total revenues	2%	4%
Other medical expenses decreased by $75.3 million, or 44%, for the nine months ended September 30, 2025 compared to the same period in 2024. Partner physician incentive expense, which is a function of medical services revenues less the sum of medical services expenses, other provider costs and market operating costs, for the respective geography, decreased by $64.0 million to $(9.2) million in 2025 compared to $54.8 million in the same period in 2024 as a result of the losses generated in partnerships that were exited during 2024 and recent losses generated in certain of our geographies. Other provider costs decreased by $11.3 million to $105.0 million in 2025 compared to $116.3 million in the same period in 2024.
General and Administrative

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
General and administrative	$56,198	$63,123	$(6,925)	(11)%
% of total revenues	4%	4%
General and administrative expenses decreased $6.9 million, or 11%, for the three months ended September 30, 2025 compared to the same period in 2024. Operating costs to support our live geographies and enterprise functions (platform support costs) decreased to $38.7 million in 2025, compared to $42.4 million in the same period in 2024. Investments to support geography entry decreased to $4.8 million in 2025, compared to $5.8 million in the same period in 2024 due to decreased costs associated with our geographies that are expected to become operational in subsequent calendar years and the expansion within existing geographies. Stock-based compensation expense decreased $5.8 million for the three months ended September 30, 2025, compared to the same period in 2024 primarily as the performance conditions on certain performance-based equity awards were deemed not probable, and thus the related costs were reversed. Costs incurred for severance and transaction-related costs increased by $3.6 million to $5.2 million in 2025 compared to $1.6 million in the same period in 2024 primarily due to the departure of our former Chief Executive Officer, as well as costs related to strategic changes in our workforce.
.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
General and administrative	$178,435	$209,157	$(30,722)	(15)%
% of total revenues	4%	5%
General and administrative expenses decreased $30.7 million, or 15%, for the nine months ended September 30, 2025 compared to the same period in 2024. Operating costs to support our live geographies and enterprise functions (platform support costs) decreased to $120.3 million in 2025, compared to $129.8 million in the same period in 2024. Investments to support geography entry decreased to $15.6 million in 2025, compared to $21.2 million in the same period in 2024 due to decreased costs associated with our geographies that are expected to become operational in subsequent calendar years and the expansion within existing geographies. Stock-based compensation expense decreased $8.8 million for the nine months ended September 30, 2025, compared to the same period in 2024 primarily as the performance conditions on certain performance-based equity awards were deemed not probable, and thus the related costs were reversed. Costs incurred for severance and transaction-related costs decreased by $6.9 million to $2.9 million in 2025 compared to $9.8 million in the same period in 2024 primarily due to partnership exits during 2024, partially offset by the costs associated with the departure of our former Chief Executive Officer in 2025, as well as costs related to strategic changes in our workforce.

Income (loss) from equity method investments

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Income (loss) from equity method investments	$13,133	$2,047	$11,086	542%
% of total revenues	1%	—%
Income (loss) from equity method investments increased $11.1 million, or 542%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily from our CMS ACO Models investments, consisting of higher medical margin and lower operating expenses, including the exit of under performing CMS ACO partners at the end of 2024.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Income (loss) from equity method investments	$31,217	$17,686	$13,531	77%
% of total revenues	1%	—%
Income (loss) from equity method investments increased $13.5 million, or 77%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily from our CMS ACO Models investments, consisting of higher medical margin and lower operating expenses, including the exit of under performing CMS ACO partners at the end of 2024.
Other income (expense), net

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Other income (expense), net	$9,441	$16,061	$(6,620)	(41)%
% of total revenues	1%	1%
Other income (expense), net decreased $6.6 million, or 41%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily from additional income related to services rendered to our CMS ACO Models investments that was recognized in the third quarter of 2024.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Other income (expense), net	$26,581	$26,794	$(213)	(1)%
% of total revenues	1%	1%
Other income (expense), net remained relatively flat for the nine months ended September 30, 2025 compared to the same period in 2024.

Total Discontinued Operations

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Total discontinued operations	$14,000	$(10,464)	$24,464	234%
% of total revenues	—%	—%
Total discontinued operations relates to the sale of our Hawaii operations in October 2023. Total discontinued operations for the nine months ended September 30, 2025 relates to the release of a contingent obligation from our Hawaii operations compared to losses from discontinued operations for the nine months ended September 30, 2024.
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
The following table sets forth a reconciliation of gross profit (loss) to medical margin using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross profit (loss)(1)	$(67,646)	$(64,167)	$(69,351)	$43,096
Other operating revenue	(2,884)	(3,235)	(8,730)	(9,573)
Other medical expenses	13,488	9,149	95,845	171,096
Medical margin	$(57,042)	$(58,253)	$17,764	$204,619
___________________________________________
(1)Gross profit (loss) is defined as total revenues less medical services expense and other medical expenses.
The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(110,207)	$(117,615)	$(202,465)	$(154,311)
(Income) loss from discontinued operations, net of income taxes	—	1,183	(14,000)	10,464
Interest expense	1,838	1,622	4,925	4,603
Income tax expense (benefit)	(331)	(590)	(73)	(306)
Depreciation and amortization	7,430	6,218	21,625	17,969
Severance and related costs	4,092	1,453	4,736	4,736
Stock-based compensation expense	7,498	13,259	39,599	48,375
EBITDA adjustments related to equity method investments(1)	4,969	9,719	16,178	15,025
Other(2)	(6,781)	(11,718)	(24,783)	(16,800)
Adjusted EBITDA	$(91,492)	$(96,469)	$(154,258)	$(70,245)
___________________________________________
(1)Includes elimination of certain administrative services provided by agilon health, inc. to equity method investments.
(2)Includes interest income, transaction-related costs and elimination of certain administrative services provided by agilon health, inc. to equity method investments.

Liquidity and Capital Resources
We have historically financed our operations primarily through funds generated from our capitation arrangements with payors, issuances of equity securities, and borrowings under credit agreements. We generally invest any excess cash in money market accounts, which are classified as cash equivalents, and marketable securities. Our investment strategies are designed to provide safety and preservation of capital, and sufficient liquidity to meet the cash flow needs of our business operations. As of September 30, 2025, we had cash and cash equivalents of $171.7 million and investments in marketable securities of $139.2 million.
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
Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows. The following table sets forth changes in cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by (used in) operating activities	$(85,226)	$(74,196)	$(11,030)
Net cash provided by (used in) investing activities	66,027	116,218	(50,191)
Net cash provided by (used in) financing activities	(2,977)	(2,561)	(416)
Net Cash Provided By (Used In) Operating Activities
Net cash used in operating activities was $85.2 million for the nine months ended September 30, 2025 compared to $74.2 million for the nine months ended September 30, 2024. The increase in net cash used in operating activities was primarily as a result of the timing of settlements with payors. Our cash flow from operations is dependent upon the number of members on our platform, the timing of settlements with payors, and the level of operating and general and administrative expenses necessary to operate and grow our business, among other factors.

Net Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities was $66.0 million for the nine months ended September 30, 2025 compared to $116.2 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we received net proceeds from the maturities of marketable securities and repayments of loans receivables of $100.4 million and made investments of $34.4 million primarily for the acquisition of intangible assets and property and equipment. During the nine months ended September 30, 2024, we received net proceeds from the maturities of marketable securities of $154.8 million and made investments of $38.6 million primarily for the acquisition of intangible assets and property and equipment.
Net Cash Provided By (Used In) Financing Activities
Net cash used in financing activities was $3.0 million for the nine months ended September 30, 2025, relating to equity issuances, compared to net cash used in financing activities of $2.6 million for the nine months ended September 30, 2024, related to repayments of debt.
Debt Obligations
On February 18, 2021, we executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021 and the Second Amendment to Credit Agreement, dated as of May 25, 2023, the “Credit Agreement,” and together with the Secured Term Loan Facility, the “Credit Facility”), which includes: (i) a $100.0 million senior secured term loan (the “Secured Term Loan Facility”) and (ii) a $100.0 million senior secured revolving credit facility (the “Secured Revolving Facility”) with a capacity to issue standby letters of credit in certain circumstances up to a maximum of $100.0 million. Subject to specified conditions and receipt of commitments, the Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $50.0 million plus (ii) an additional amount determined in accordance with a formula tied to repayment of certain of our indebtedness. The maturity date of the Credit Facility is February 18, 2026.
Effective with the Second Amendment to Credit Agreement on May 25, 2023, we transitioned to the Secured Overnight Financing Rate (“SOFR”) as a benchmark interest rate used in the Credit Agreement. At our option, borrowings under the Credit Facility can be either: (i) Term SOFR Rate Loans, (ii) Daily Simple SOFR Rate Loans, or (iii) Base Rate Loans, each as defined in the Credit Agreement. Daily Simple SOFR Rate Loans and Term SOFR Rate Loans bear interest at a rate equal to the sum of 3.50% and the higher of (a) SOFR, as defined in the Credit Agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 2.50% and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month SOFR rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, we pay a commitment fee on the unfunded Secured Revolving Facility amount of 0.375%. We must also pay customary letter of credit fees.
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
Equity
As of September 30, 2025, we had 414.6 million shares of common stock outstanding. See Note 10 to the Condensed Consolidated Financial Statements for additional information about our equity transactions.
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
We held cash, cash equivalents, restricted cash and equivalents, and marketable securities of $310.9 million and $405.6 million as of September 30, 2025 and December 31, 2024, respectively, consisting of bank deposits, certificates of deposits, money market funds, U.S. Treasury notes, and corporate debt securities. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our marketable securities. Declines in interest rates over time will reduce our investment income. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.
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
Changes in Internal Control Over Financial Reporting. Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K under the Act).

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated By-laws of agilon health, inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed August 4, 2025).

10.1†	Separation Agreement, dated as of September 4, 2025, by and between Steven Sell and agilon health, inc.†*

31.1	Certification by Benjamin Shaker, agilon’s interim Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Jeffrey Schwaneke, agilon’s Principal Financial Officer and interim Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Benjamin Shaker, agilon’s interim Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Jeffrey Schwaneke, agilon’s Principal Financial Officer and interim Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*
___________________________________________
*Filed herewith.
**Furnished herewith.
†     Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2025	agilon health, inc.

(Registrant)

/s/ JEFFREY SCHWANEKE
Jeffrey Schwaneke
Chief Financial Officer and Member of the Office of the Chairman
(Principal Financial Officer and Interim Principal Executive Officer)