Form 10-K
period 2025-12-31
agilon health, inc.
filed 2026-02-25
CIK 1831097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $709.4 million.
As of February 19, 2026, there were 414,869,759 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

agilon health, inc.
Form 10-K
For the Fiscal Year Ended December 31, 2025

All references in this report to “agilon,” “the Company”, “we,” “us” or “our” mean agilon health, inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “agilon health, inc.” mean the parent company without its subsidiaries.
Cautionary Language Regarding Forward-Looking Statements
Statements in this Annual Report on Form 10-K (the “Report”) that are not historical factual statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in several places throughout this Report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, our financial position, results of operations, cash flows, prospects, growth strategies, and the impact of the new CMS LEAD Model (each as defined below).
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
•public health crises, such as COVID-19, could adversely affect us;
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
•our use of algorithms, artificial intelligence (“AI”), and machine learning in our business and challenges with properly managing the development and use of these technologies;
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
•non-compliance with the New York Stock Exchange (“NYSE”) could result in a delisting of our securities;
•lawsuits not covered by insurance and securities class action litigation;
•sustainability issues;
•our stock price may be volatile; and
•risks related to management transitions, including the search for a Chief Executive Officer, and our ability to effectively manage leadership changes.
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
Our company was formed in 2016, and we established our inaugural partnership with an anchor physician group in 2017. Our ability to rapidly build scaled positions in local communities has allowed us to grow to 28 anchor physician groups and 30 geographies as of December 31, 2025. As of December 31, 2025, the PCPs on our platform serve approximately 511,000 MA members and 114,000 Medicare fee-for-service (“FFS”) beneficiaries through nine Accountable Care Organizations (“ACOs”) through our participation in the Centers for Medicare & Medicaid Services’ (“CMS”) Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model and Medicare Shared Savings Program (“MSSP,” and together with ACO REACH, the “CMS ACO Models”) through its equity method investments.
On November 5, 2025, we received written notice (the “Notice”) from the NYSE informing us that we are no longer in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period ended November 4, 2025 (the “Price Criteria for Capital or Common Stock”).
We can regain compliance at any time within the six-month period following receipt of the Notice if, on the last trading day of any calendar month during the cure period (or the last trading day of the cure period), we have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the prior 30 trading-day period ending on the last trading day of the applicable calendar month or the cure period. To regain compliance with the Price Criteria for Capital or Common Stock, we are pursuing a reverse stock split, subject to approval by our stockholders. We expect to seek stockholder approval at our special meeting to be held March 17, 2026. Under the NYSE Listed Company Manual, if we determine that we will cure the stock price deficiency by taking an action that will require stockholder approval, such as a reverse stock split, and we receive stockholder approval no later than our next general meeting of stockholders, the price condition will be deemed cured if, following stockholder approval and implementation of the approved action, the share price promptly exceeds $1.00 per share and the share price remains above that level for at least the following 30 trading days. See the risk entitled “The listing of shares of our common stock does not currently comply with the continued listing requirements of the NYSE, and if the NYSE delists our common stock, it could have an adverse impact on the trading, liquidity and market price of our common stock” under “Item 1A. Risk Factors” in this Report for more information.
For a description of our significant activities during 2025, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—2025 Results” in this Report.
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
agilon’s Long-term Physician Partner Model: We built the agilon platform to be deployed through an aligned long-term partnership model with community-based physician groups to move healthcare closer to the physician, be outcome-centric and optimize the long-term relationship between a patient and their existing physician. Through this partnership, our physician partners’ existing MA patient panels are attributed to our platform through our subscription-like per-member per-month (“PMPM”) agreements with payors. We believe the combination of these subscription-like agreements, the sticky patient-physician relationship and our long-term partnership model, which is typically 20 years in duration, results in a growing and recurring revenue stream and provides visibility into the near-term and long-term financial trajectory for both agilon and our anchor physician groups. As earnings are generated at the local level due to improvements in quality of care and management of healthcare costs, we share those earnings with our anchor physician groups.
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
Physician and Payor Contractual Relationships
Physicians
Our business model combines the agilon platform, a network of like-minded physicians and a long-term partnership model to provide physician groups with the necessary capabilities, capital and business model to create a Medicare-centric, globally capitated line of business. We believe that failing to empower PCPs to drive meaningful change in quality, cost and patient experience has historically fostered waste, unnecessary variability in care and poor patient experience and health outcomes. We seek to partner with leading community-based physician groups under a Total Care Model. We have formed long-term partnerships with diverse leading community-based physician groups in geographies such as Connecticut, Georgia, Illinois, Kentucky, Michigan, Minnesota, New York, North Carolina, Ohio, Pennsylvania, Tennessee, and Texas. By providing technology, people, process and capital, we aim to improve the quality and cost of healthcare and drive long-term growth while creating a sustainable business model for our physician partners.
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
Through incentive compensation arrangements, we share a portion of the RBE’s savings from successfully improving the quality of care and reducing costs with our anchor physician groups. Typically, our anchor physician groups receive a FFS base compensation rate for services rendered which is paid directly by health plan payors to our anchor physician groups or, in certain arrangements, paid from the health plan payor to the applicable RBE, who pays the compensation received to our anchor physician groups. In certain cases, our anchor physician groups may be entitled to a guaranteed minimum FFS base compensation rate from the RBE in the event that the FFS base compensation rate paid by the health plan payor does not meet the negotiated base compensation rate as agreed between the RBE and the anchor physician group, or if the FFS base compensation rate paid by the health plan payor falls below what the anchor physician group had received prior to joining our platform. Historically, the base compensation rates paid directly by the health plan payors to our anchor physician groups have met or exceeded applicable guaranteed minimum FFS base compensation rates. This base compensation is initially negotiated with the RBE for the first ten years of each agreement, subject to annual increases based on current market rates and other agreed upon adjustment factors, after which it is subject to renegotiation. Although our RBEs are wholly-owned subsidiaries of agilon, our anchor physician groups participate in each RBE’s governance, with individuals designated or nominated by the applicable anchor physician groups having representation on each RBE’s board of directors. Most of our contracts with our anchor physician groups contain exclusivity or other provisions intended to promote interconnectedness with our physician partners in order to facilitate longevity, continuity, and stability of the partnership. Typically, these contracts provide for termination rights that are triggered upon certain events, subject to applicable cure periods, including bankruptcy or insolvency events, exclusion, suspension or debarment from state or federal government programs and the occurrence of government action that can be reasonably expected to negatively influence our business. We have historically issued certain stock-based instruments, which we refer to as “partner physician group equity agreements,” to our anchor physician groups pursuant to which they are entitled to receive equity of their local RBE or agilon health, respectively, in the future only upon the occurrence of certain events deemed a “change of control” of the RBE.
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
The global capitation fees we are entitled to receive from our health plan payor contracts are typically based on a defined percentage of the corresponding monthly premium payments which the payor receives from CMS for members attributed to our PCPs and covered under such contracts. The premium payments to payors are based on county-level benchmark rates established by CMS and payors’ annual bid of amounts necessary to cover the cost of a standard MA patient, and are influenced by several factors, including, but not limited to, the applicable MA plan’s STAR rating, whereby CMS provides quality bonus payments tied to STAR ratings and CMS’ risk-adjustment model, which compensates payors based on the health status (acuity) of each individual patient in the preceding calendar year. The payor generally retains responsibility for paying claims on our behalf. Funding under the applicable payor agreement is utilized by the payor to pay such claims, and we receive surplus distributions on a monthly or quarterly basis. In these arrangements, the payor maintains the responsibility for entering into contractual agreements with network hospitals, network specialty physicians, and ancillary or other providers. Additionally, certain of our contracts with payors incorporate provisions in which we are eligible to earn additional payments in addition to our capitation payments based upon the attainment of defined quality performance criteria correlated to applicable STAR ratings criteria, and may also subject us to reduced payments or penalties if we fail to meet such criteria. Premiums received may be subject to retroactive adjustment by CMS.
We have developed local contracts across multiple payors, along with national form contracts with certain key payors, which provide a consistency of non-financial contract terms, data sharing, operational processes and governance structures and support portability of the agilon platform, where feasible. We typically maintain various contracts with a single national payor in order to reflect varying economic terms across our geographies. The distinct subsidiary entities of our company and the national payor are the parties to these contracts. Payors with which we contract include large national health plans as well as smaller local and regional insurers. We believe our ability to offer multiple MA plans and products to our physician partners in each geography creates significant value for our physician partners and the members that they serve. Members are able to select the plan and benefit design that meets their individual needs while our platform enables a seamless experience regardless of plan or product for all patients and physician groups.
The agreements with our payors outline the range of healthcare services for which we are financially responsible and at risk, the services for which we are contracted to perform on the payor’s behalf, and the key financial terms. Our contracts with payors generally have terms of one to three years and are typically renewed for varying periods unless terminated in accordance with the terms of such agreements. When we enter into a new payor contract, we are typically required by the payor to contribute risk-bearing capital to the local operating subsidiary. This typically takes the form of letters of credit, surety bonds, or restricted deposits, or the payor may retain a percentage of the capitation payments due under the applicable contract. Risk-bearing capital required by payors varies by payor and geography, but is typically between 1.0-3.0% of projected annual gross revenue attributable to the corresponding agreement.
Our payor agreements also typically incorporate various termination rights, which are negotiated based on the scope of the market-facing solutions that the payor has adopted and the duration of the contract. Most of our contracts include cure periods during which time we may attempt to resolve any issues that would trigger a payor’s ability to terminate the contract. However, certain of our contracts are also terminable immediately upon the occurrence of certain events. For example, some of our contracts may be terminated immediately by the payor if we lose applicable licenses, declare bankruptcy, lose our liability insurance, or receive an exclusion, suspension or debarment from certain state or federal government authorities.
The contracts with our payors impose other obligations on us. For example, we typically agree that all services provided under our contract and all employees, including affiliated and contracted providers, providing such services will comply with such payor’s policies and procedures. We also typically agree to indemnify our payors against certain third-party claims.
CMS ACO Models
agilon, in conjunction with some of our physician partners, participates in the ACO REACH Model and MSSP in certain geographies, through nine approved ACOs. Both the ACO REACH Model and MSSP are voluntary payment model options implemented by CMS aimed at containing or reducing expenditures while preserving or enhancing quality of care for beneficiaries in traditional Medicare FFS.
Under both the ACO REACH Model and MSSP, CMS contracts directly with each ACO pursuant to participation agreements, in which such ACO selects risk-sharing and fee payment options. The participation agreements include various terms and conditions each ACO must comply with, including meeting certain operational requirements. In ACO REACH, each of our ACOs selected the Global risk-sharing option, in which the ACO assumes accountability for the total cost of care of the FFS beneficiaries aligned to such ACO. In addition, each of our REACH ACOs selected the Primary Care Capitation Payment (the “PCC”) option. Our MSSP ACOs selected the Enhanced Track, in which the ACO assumes partial accountability for the total cost of care of the aligned FFS beneficiaries (risk sharing is set at 75%).

In ACO REACH, the annual participation agreements between our ACOs and CMS expire two years after the “Model Performance Period” established by CMS, which lasts from April 1, 2021 through December 31, 2026. The ACO may terminate its participation agreement with CMS at any time upon advance written notice. CMS has certain additional termination rights, including in connection with the termination of the ACO REACH Model or non-compliance of the ACO. Additionally, CMS has the right to amend a participation agreement without the consent of the ACO for good cause, or as necessary to comply with applicable federal or state law, regulatory requirements, accreditation standards or licensing guidelines or rules. CMS has announced that the ACO REACH Model will terminate at the end of 2026, and will be replaced by the Long-term Enhanced ACO Design (“LEAD”) Model beginning on January 1, 2027. CMS has indicated that LEAD will maintain some of the ACO REACH Model’s core design features, including two-sided risk options and capitated population-based payments. There are, however, many unknowns concerning the technical, operational and financial aspects of the LEAD Model, including benchmark calculation, risk adjustment methodology and quality measures, which will have a significant impact on whether agilon will participate in the model.
The ACOs operate in partnership pursuant to medical group agreements with one or more of our physician partners in certain geographies. In ACO REACH, our contracted physician partners provide Medicare services to their aligned beneficiaries, and bill CMS on an FFS basis for such services. In turn, in accordance with the PCC option, CMS compensates each physician partner for a portion of their billed services based on the applicable rate, and the remaining portion is paid to each ACO on a per Medicare beneficiary per month (“PBPM”) basis based as a prospective estimate of such remaining portion of billed services. Effective 2025, CMS no longer pays any portion to such physician partner based on FFS compensation rates and will transition to compensating physician partners through their applicable ACO on a PBPM basis. Each ACO then remits payment out of the PBPM payments from CMS to its contracted physician partners on a monthly or quarterly basis pursuant to the applicable participating medical group agreement, which agreement also includes incentive compensation tied to the ACOs net profits received for aligned beneficiaries. Our ACOs’ medical group agreements provide for mutual indemnification rights, and have an initial term through December 31, 2026, unless earlier terminated.
All ACO REACH entities continue to be subject to the following requirements in 2026: (i) 75% control of each ACO’s governing body must be held by participating providers or their designated representatives and (ii) each ACO must have at least two beneficiary representatives on its governing board (at least one Medicare beneficiary and at least one consumer advocate), both of whom must hold voting rights. In addition, as in previous years, the CMS Innovation Center announced that ACO REACH would include technical adjustments in 2026 to the model’s parameters, including changes to benchmark calculations, risk adjustment models and risk score growth, and risk corridors. Because of the changes implemented by CMS, we have transitioned three of our ACOs from ACO REACH to MSSP and moved two of our partner groups between ACOs within ACO REACH for the 2026 performance year.

Marketing and Distribution
In accordance with CMS Medicare Communications and Marketing Guidelines, health plans/payors are responsible for marketing their products and services (insurance coverage and associated programs) directly to consumers. Our focus is on outreach to existing community-based physician groups to join our platform, as well as establishing and maintaining our local branding and strategies to support education for Medicare-eligible patients to assist in evaluating their Medicare options.
Through our long-term partnership model, we partner with leading community-based physician groups in our existing geographies and aim to expand our geographic reach by partnering with community-based physician groups in new geographies, across the United States. Our growth strategy is supported by a dedicated business development team that works closely with physician groups, senior management and key stakeholders to identify potential physician groups to partner with and integrate onto our platform and into our physician network. Additionally, we believe our network of like-minded physician partners also attracts new physicians to join individual practices that are part of our physician network, as access to cross-market knowledge, experience, and best practices encourages success in our value-based care model, also known as the Total Care Model.
Our marketing and communications team develops branding strategies and identities in our geographies and supports the development of educational communication programs and materials to support the local growth of our physician partners and their Medicare patient population. This begins with our entry into a new geography. We create a local brand that embodies the value of the Total Care Model for patients and of our physician partner’s commitment to quality value-based care. Each geography typically includes the anchor partner’s name and “Senior Health Connect” as part of the naming convention to help reinforce the value of our national physician network to payors and other industry constituents. Patients are offered educational opportunities and materials to help them make informed decisions about their coverage options.

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
Our Compensation and Human Capital Committee of the Board of Directors (the “Board”) oversees our human capital practices and management compensation philosophy. Our Chief Legal Officer and Corporate Secretary, serving as Interim Chief People Officer, reports to the Compensation and Human Capital Committee each quarter on key human capital management topics. Our human capital management efforts are supported by our dedicated People team, which partners with the business to attract and hire talent, support onboarding and orientation through a comprehensive employee orientation program and manager toolkits, and enable goal setting and ongoing performance management, including a semi-annual review process aligned to our company values and designed to support continuous learning and improvement.
We also promote a positive employee experience and culture through local and national in-person and virtual events, including town halls, celebrations, employee activity committees, and recognition awards that foster connection and community. In addition, we conduct annual employee engagement surveys to gather feedback and inform annual planning for initiatives that support our team members.
Total Rewards
We recognize that our employees are critical to our success, and we seek to provide comprehensive and competitive compensation and benefits that support their diverse needs. We periodically evaluate and refine our Total Rewards programs to maintain market competitiveness and alignment with our workforce and business strategy. Our Total Rewards offerings include base pay, short- and long-term incentive opportunities, recognition programs, a 401(k) plan, health and welfare benefits, paid time off (including unlimited paid time off for exempt employees and accrued paid time off for hourly employees), flexible work arrangements, and family leave, among other benefits, subject to eligibility.
As part of our effort to promote fairness, we have implemented practices in our U.S. offices designed to promote fair and consistent pay decisions, including routine benchmarking of roles to market data, enhanced pay transparency for applicants and employees, establishing pay ranges based on role and experience, and applying consistent processes for annual merit increases and bonus determinations, along with ongoing enhancements to these practices.
Inclusion & Belonging
We believe a great workplace fosters an environment where all employees can thrive and grow, and where differences are both encouraged and celebrated. Our commitment to an inclusive and diverse workplace starts at the top with the Company’s Board of Directors. We aim to attract, develop, retain and support a diverse workforce that reflects the many members, physician partners, and communities we serve. Our executive leadership team and other senior leaders support our efforts. To advance these objectives, we offer training on topics such as leading inclusively, anti-harassment, and anti-discrimination. Our programs include employee resource groups to foster a sense of community and inclusion and other community-building events to deepen understanding and appreciation of our global workforce.
The health, safety, and wellness of our employees are vital to our success. We have a strong commitment to providing a safe working environment. We believe we have effective oversight of our health and safety programs, which includes performing regular health and safety reviews intended to ensure that proper policies are in place.
Training and Development
We aim to support employee growth and career development through a range of learning opportunities and resources. Our training programs also emphasize compliance and ethical conduct, consistent with our Code of Conduct and related policies. All employees are required to complete Code of Conduct training upon hire and annually thereafter.
We offer a mix of courses that build technical and role-specific skills, support leadership development, and strengthen capabilities needed for career progression. Where eligible, we also provide support for continuing professional education, including reimbursement for certain external courses, certifications, and professional association memberships. In addition, we encourage development through career coaching and mentoring opportunities, including cross-functional mentoring relationships that promote knowledge-sharing and professional growth.
Employees
As of December 31, 2025, agilon and its subsidiaries had 856 employees; substantially all were full-time. None of our employees are members of a labor union, and we have not experienced a work stoppage. Our employees do not include our physician partners, whom we do not directly employ.

Healthcare and Other Applicable Regulatory Matters
The healthcare industry is highly regulated under state, federal, and international laws and regulations. Our operations and relationships with healthcare plans and providers are also subject to extensive and increasing regulation by numerous federal, state, and local government agencies including the Office of Inspector General (“OIG”), the Department of Justice (“DOJ”), CMS, the Office of Civil Rights (“OCR”), and various other authorities. Healthcare laws and regulations change frequently. Congress may pass new laws, and regulatory agencies are directed by statute or delegated authority to issue new regulations and enforce new and existing laws and regulations. Recently, some federal agencies have increased enforcement activity regarding healthcare companies, including companies that provide managed care.
On January 26, 2026, CMS released its 2027 Advanced Notice for Medicare Advantage and Part D Payment Rates, which proposed a net average year-over-year payment increase of 0.09 percent. We continue to monitor the developments related to the potential rate increase. For related considerations, see Item 1A. Risk Factors under the risk factor titled “Government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both institutional and professional services.
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
The federal civil and criminal false claims laws and civil monetary penalties laws, such as the federal False Claims Act, 31 U.S.C. §§ 3729—3733 (“FCA”), impose civil liability on individuals or entities that submit false or fraudulent claims for payment to the federal government. The FCA provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly or recklessly: presented, or caused to be presented, a false or fraudulent claim for payment or approval to the federal government; made, used or caused to be made or used a false statement or a false record to get a claim for payment approved, including a false or fraudulent claim; concealed, or knowingly and improperly avoided or decreased, an obligation to pay or transmit money or property to the federal government; or conspired to commit any of the foregoing. The government may deem entities to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information, billing for services not rendered, billing services at a higher payment rate than appropriate and billing for care that is not considered medically necessary. Suits filed under the FCA are also known as “qui tam” actions. They are frequently brought by individuals known as “relators” or “whistleblowers,” who may file an FCA lawsuit on behalf of the government. Relators and whistleblowers are incentivized to file such lawsuits because they may share in a percentage of any recovery.
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
There are certain AKS “safe harbors” which, if the respective requirements are met, would afford protection from the AKS. Failure to meet all requirements of an AKS safe harbor does not necessarily mean the arrangement violates the AKS, but it may be subject to scrutiny by legal authorities, in light of the parties’ intent and arrangements. In other words, if an arrangement does not fit within a safe harbor, it does not necessarily mean that the arrangement is per se illegal—only that it is not shielded from regulatory scrutiny. The federal AKS provides criminal penalties for individuals or entities that knowingly and willfully solicit or receive any remuneration. A violation of the AKS is punishable by imprisonment of up to ten years, fines of up to $100,000 per offense, or both. Violation can also give rise to federal healthcare program exclusion, liability under the FCA and civil penalties, which may include monetary penalties of up to $100,000 per offense, repayments of up to three times the total payments between the parties to the arrangement and suspension from future participation in Medicare and Medicaid. In 2018, the U.S. Department of Health and Human Services’ (“HHS”) OIG issued final rules adding new safe harbors and modifying existing safe harbors that protect certain payment practices and business arrangements from sanctions under the AKS in order to remove potential barriers to more effective coordination and management of patient care and delivery of value-based care. Among other changes, the rules contain safe harbors for value-based arrangements centering around value-based enterprises, which are enterprises composed of participants collaborating to achieve one or more value-based purposes, including coordinating and managing the care of a target patient. These rules also provide additional protections to our payment models with providers.
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
Notably, compensation pursuant to a risk-sharing arrangement between a managed care organization or an independent practice association and a physician (either directly or indirectly through a contractor) for services provided to enrollees of a health plan (an MA plan, for example) does not constitute a financial arrangement for Stark Law purposes. Further, physician incentive plans (“PIPs”) are allowable provided that (i) the compensation is not determined in any manner (withhold, capitation, bonus, or otherwise) that takes into account, directly or indirectly, volume or value of referrals and (ii) the PIP does not induce the reduction of medically necessary care to individual patients and does not place the physician at substantial financial risk for services not provided by the physician.
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
The CMS Innovation Center continues to test an array of alternative payment models, including the ACO REACH Model, to allow ACOs to negotiate directly with the government to manage traditional Medicare beneficiaries and share in the savings and losses generated from managing such beneficiaries. State regulation of ACOs will likely be variable. For example, certain states may require ACOs to obtain specific licensure to participate in the ACO REACH Model and assume risk directly from CMS. There likely will continue to be regulatory proposals directed at containing or lowering the cost of healthcare. Further, CMS also routinely adjusts the risk adjustment model which is central to payment under the MA program, as well as the calculation of benchmarks in Medicare shared savings programs. The monetary “coefficient” values associated with diseases that we manage in our population are subject to change by CMS along with other features of the model. Such changes could have a material adverse effect on our financial condition.
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
HIPAA mandates that the Secretary of HHS conduct periodic audits of covered entities and business associates for compliance with the HIPAA Privacy and Security Rules. HIPAA imposes penalties for certain violations, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. A single data privacy or data security incident can, in the view of HHS, result in violations of multiple standards. HIPAA, as amended by the HITECH, also authorizes state attorneys general to file suit on behalf of their states’ residents. While HIPAA does not create a private right of action allowing individuals to sue us in federal court for violations of HIPAA, its standards have been used as a basis for establishing a duty of care in state-law civil suits alleging negligence or recklessness for the misuse of PHI. A finding of liability under HIPAA could have a material adverse effect on our business, financial condition and results of operations. For more information see the risk factor titled “Security breaches, cybersecurity attacks, loss of data and other disruptions to our information systems could compromise sensitive information related to our business and expose us to liability, which could adversely affect our operations, financial condition, cash flows and results of operation” in Item 1A. Risk Factors and Item 1C. Cybersecurity included in this Report.
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
Further, organizations that receive reimbursement from a federal or state government payor are expected by the federal government to have a compliance program. For those organizations that do not receive reimbursement from any federal or state government payors, a compliance program is not mandatory but is considered best practice. As a result, we maintain a program to monitor compliance with federal and state laws and regulations applicable to healthcare entities. We have a compliance department that is charged with implementing and supervising our compliance program, which includes the adoption of (i) a Code of Conduct for our employees and affiliates and (ii) a process that specifies how employees, affiliates and others may report regulatory or ethical concerns to our compliance officer. We believe that our compliance program meets the relevant standards provided by the OIG of the HHS. An important part of our compliance program consists of conducting periodic audits of various aspects of our operations. We also conduct mandatory training designed to familiarize our employees with the regulatory requirements and specific elements of our compliance program.
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
•public health crises, such as COVID-19, could adversely affect us;
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
•reliance on our subsidiaries;
•our use of algorithms, AI, and machine learning in our business and challenges with properly managing the development and use of these technologies;
Risks Related to Our Reliance on Third Parties
•reliance on a limited number of key payors;
•the limited terms of contracts with our payors and our ability to renew them upon expiration;
•reliance on payors for timely and accurate membership attribution and assignment, data and reporting and claims payment;
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
•regulatory proposals directed at containing or lowering the cost of healthcare, including the ACO REACH Model and the LEAD Model, and our participation, voluntary or otherwise, in such proposed models;
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
•our physician partners’ ability to submit accurate and supportable diagnosis information in compliance with CMS law and guidance;
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
•non-compliance with the rules of the NYSE could result in a delisting of our securities;

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
Our business depends on our ability to identify and develop successful geographies and relationships with physician partners and payors, and to successfully execute upon our growth initiatives to increase the profitability of our physician partners. In order to pursue our strategy successfully, we must effectively implement our platform, partnership and network model, including identifying suitable candidates and successfully building relationships with and managing integration of new physician partners and payors. Additionally, we must annually evaluate the payor contract negotiations and the impact to the profitability of the partnerships to develop the RBE’s payor strategy. We contract with a limited number of physician partners and rely on physician partners within each geography. Our growth initiatives in our existing geographies depend, in part, on our physician partners’ ability to grow their practices through the addition of PCPs to increase their capacity to service Medicare patients, and to effectively meet increased patient demand. Our physician partners may encounter difficulties in recruiting additional PCPs to their practices due to many factors, including, but not limited to, significant competition in their geographies. Accordingly, the loss or dissatisfaction of any physician partners, our inability to recruit and integrate physician partners into our model, or the failure of our physician partners to recruit additional PCPs or manage and scale capacity to timely meet patient demand, could substantially harm our brand and reputation, impact our competitiveness, inhibit widespread adoption of our platform, partnership and network model and impair our ability to attract new physician partners and maintain existing physician partnerships, both in new geographies and in geographies in which we currently operate, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
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
Further, as a young and rapidly growing company with a limited operating history, it is uncertain whether our platform, partnership and network model will achieve and sustain high levels of demand, physician and payor acceptance, market adoption and profitability. Due to our limited operating history, it is also difficult for us to evaluate our business compared to prior periods. If we do not develop, if we develop more slowly than we expect, if we encounter negative publicity or if our value propositions for physician partners, patients and payors do not drive sufficient member growth, the growth and profitability of our business will be harmed. Our success will depend to a substantial extent on our ability to demonstrate the value of our platform, partnership and network model to physicians and payors. We believe our ability to replicate the success of our model also enables us to attract and retain skilled physician partners. Accordingly, if we are unable to effectively manage our growth and replicate the success of our platform, partnership and network model in new geographies and with new physician partners, our business, financial condition, cash flows, and results of operations could be harmed.
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

Additionally, factors that impact medical costs incurred by our members, and medical expenses we incur, may be subject to fluctuations which we may not be able to control. Such factors include, but are not limited to, the following:
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
As we enter into new geographies, potential physician partners will typically provide care to members affiliated with one or more MA payors, in a structure other than a Total Care Model. Our ability to successfully operate in a market is dependent upon our ability to enter into contractual relationships with MA payors which have an existing presence in that market under a global risk structure. MA payors may take the position that it is not in their strategic or financial interests to enter into a contract with us, or they may have already established exclusive relationships with other value-based care providers or affiliates in a geography and, therefore, elect to not enter into a similar arrangement with us. Therefore, we may be unsuccessful in executing contractual relationships with MA payors, or such contracts may be established at financial terms which result in lower revenues and/or higher costs than we project or that are necessary to generate profits in a given geography. To the extent we are unsuccessful in establishing contractual relationships with MA payors in new geographies, or such relationships are established at less favorable terms than we project, we may not be able to successfully launch into a given geography, or the membership or revenue levels we are able to attain will be lower than our projections, which could impact our ability to meet our estimated financial targets.
We incur startup costs during the initial stages of development of our physician partner relationships and program initiatives, and if we are unable to maintain and grow these physician partner relationships or program initiatives over time, we may not recover these costs.
We devote resources to the establishment of new physician partner relationships, including costs relating to physician recruiting to enhance access and support growth of the network, physician incentives to support the transition to a Total Care Model, and operational support. Our startup investment in new physician partners can be significant and the associated revenue must be earned and sustained over time in order for us to recoup these costs. As our business grows, our physician partnership startup costs could outpace our buildup of recurring revenue if we do not achieve economies of scale, and we may be unable to achieve profitability until our revenues associated with new physician partnerships are more mature. We may never recoup our startup costs in a physician partner relationship, including as a result of such physician partner’s difficulty transitioning to a Total Care Model. Similarly, if physicians join a physician partner following the initial implementation period for a new partner market and we are unable to manage the integration of such new physician into our Total Care Model, the new physician may not achieve expected improvements in patient outcomes and related profitability. If we fail to achieve appropriate economies of scale, if we fail to manage or anticipate the evolution of the Total Care Model throughout our markets or if we fail to raise necessary capital to fund our startup costs, our business, financial condition, cash flows, and results of operations could be materially adversely affected.
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
We may seek to raise capital by, among other things, issuing additional shares of our common stock or other equity securities, issuing debt securities or borrowing funds under a credit facility. In the past, the securities and credit markets have experienced significant volatility and disruption. The availability of credit, from virtually all types of lenders, has at times been limited. In the event we need access to additional capital to pay our operating expenses, fund subsidiary surplus requirements, make payments on or refinance our indebtedness, pay capital expenditures, or fund acquisitions, our ability to obtain such capital on favorable terms, within an acceptable timeframe, or at all may be limited and the cost of any such capital may be significant, particularly if we are unable to access our credit facility agreement, dated February 18, 2021, (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021, the Second Amendment to Credit Agreement, dated as of May 25, 2023, and the Third Amendment to Credit Agreement, dated as of February 12, 2026, the “Credit Facility”).
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
Factors that could contribute to a reduction in membership include, but are not limited to:
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
The transition to a Total Care Model may be challenging for our physician partners, and fully capitated or other provider-risk arrangements have presented a history of financial challenges for physicians. It may take time for physician partners to acclimate to a capitation model, and some physician partners may not be successful at transitioning to a Total Care Model. Similarly, if physicians join as physician partners following the initial implementation period for a new partner market and we are unable to manage the integration of such new physician partners into our Total Care Model, the new physician partners may not achieve expected improvements in patient outcomes and related profitability. If we are not able to attract or retain physician partners who are successful at transitioning to a Total Care Model, our business, financial condition, cash flows, and results of operations could be materially adversely affected.
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
Given the numerous uncertainties inherent in such estimates, our actual medical claims liabilities for a particular quarter or other period, including for forecasted periods, could differ significantly from the amounts estimated and reserved for that quarter or period. Our actual medical claims liabilities have varied and will continue to vary from our estimates, particularly in times of significant changes in utilization, medical cost trends and populations and geographies served. If our actual liability for claims payments is higher than previously estimated, our earnings in any particular quarter, annual period or forecasted periods could be negatively affected. Our estimates of IBNR liabilities have been and may be inadequate in the future, which has negatively affected our results of operations for the relevant time period or for forecasted periods. Furthermore, if we are unable to accurately estimate adequate IBNR levels, our ability to take timely corrective actions may be limited, further exacerbating the extent of the negative impact on our results of operations for completed periods or forecasted periods.
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
Public health crises (such as the COVID-19 pandemic) could cause unexpected changes in utilization of healthcare services, which could impact our business, results of operations, financial condition, liquidity and cash flows. In particular, we have experienced, and may in the future experience, financial or operational impacts as a result of public health crises which may be material, including: impacts on our medical costs and medical services revenue, therefor affecting our total cost of care; increased delayed costs as a result of our enrolled members being unable to see their PCPs or long term complications of any pandemics or health crisis; labor shortages; complete or partial closure of partner medical care facilities; and the inability to implement clinical initiatives to manage healthcare costs and chronic conditions of our enrolled members and appropriately document their risk profiles. For example, COVID-19 impacted our ability to accurately project medical cost trends.
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
Restrictive clauses in some of our contracts with physician partners may prohibit us from establishing new RBEs within certain geographies in the future, and as a result, may limit our growth.
Most of our contracts with our physician partners include restrictive provisions that, among other things, preclude us from establishing new RBEs within certain geographies in the future. These restrictive provisions typically preclude us or our RBEs from contracting to provide a Total Care Model in specific geographic areas other than through the relevant RBE, and in certain circumstances may limit the providers with which the RBE may contract. Any contracts with restrictive provisions may limit our ability to conduct business with certain potential physician partners, including partnering with or providing services to other physicians or purchasing services from other physicians within certain time periods, and in certain geographies. Accordingly, these restrictive provisions may limit growth and prevent us from entering into long-term relationships with potential physician partners and could cause our business, financial condition, cash flows, and results of operations to be harmed.
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
Our success depends, in part, on the skills, working relationships and continued services of our senior management team and other key personnel. Our employees are “at-will” employees or have offer letters or employment agreements that allow their employment to be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to hire, retain, and motivate valuable employees, in addition to salary and cash incentives, we provide stock options and restricted stock units that either vest over time or are based on the performance against predetermined financial targets. The value to employees of these stock options is significantly affected by movements in our stock price that are substantially outside our control. The compensation and benefits we provide to our employees, together with the value of stock options and restricted stock units that we have granted, may at any time be insufficient to counteract offers from other organizations. The departure of any key personnel could adversely affect the conduct of our business, financial condition, cash flows, and results of operations. In such an event, we would be required to hire other personnel to manage and operate our business, and we may not be able to employ a suitable replacement for the departing individual at favorable terms, or at all. On July 29, 2025, Steven Sell resigned as our Chief Executive Officer, President, and board member and was given a severance package. We may not be able to employ a suitable replacement Chief Executive Officer at favorable terms in the near future, or at all.
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
We have a significant amount of intangible assets on our balance sheet, and we may never realize the full value of such assets. In addition to our annual goodwill impairment test in the fourth quarter, our intangible assets, including goodwill, are subject to impairment tests when events or circumstances indicate that the carrying value of the asset, or related group of assets, may not be recoverable. There are several factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets, including goodwill may not be recoverable, including macroeconomic conditions, industry considerations, our overall financial performance (including an analysis of our current and projected cash flows), revenue and earnings, a sustained decrease in our share price and other relevant entity-specific events (including changes in strategy, management, physicians, members or litigation). Where the carrying value of the asset, or related group of assets, is not recoverable, we would record an impairment charge that may negatively impact our financial condition and results of operations. Any future impairments could be significant and have a material adverse effect on our business, financial condition, cash flows, and results of operations.
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

Our ability to monitor these third party service providers’ information security practices is limited, and these third parties may not have adequate information security measures in place, or they may suffer unexpected power losses or computer system or data network failures that negatively impacts the systems or solutions on which we rely. If our third-party service providers experience a security incident or other type of interruption or if an unexpected flaw or failed software update related to third-party software used in our information systems occurs, even if inadvertent, our information systems may become disabled or inaccessible and access to our data and other business information may be limited, which could materially disrupt our operations.
Our information technology and infrastructure, and that of our third-party service providers, may be vulnerable to various forms of attacks by hackers or to viruses, other technical failures or breaches due to third-party action, or due to employee and/or contractor negligence, error or malfeasance. We may also experience cybersecurity and other breach incidents that may remain undetected for an extended period of time. Because the techniques used to obtain unauthorized access or to otherwise disrupt computer systems change frequently and generally are not identified until they are launched against a target, we or our third-party service providers may be unable to implement adequate preventative measures or effectively respond to breaches in a timely fashion. Examples of currently known data security threats facing us and our third-party service providers include, but are not limited to, ransomware, phishing, business email compromise and credential stuffing. Additionally, cyber threats and the techniques used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of AI and quantum computing.
In light of geopolitical events and dynamics, including the ongoing war in Ukraine, the war in the Middle East, tensions with North Korea, Iran and other states, state-sponsored parties or their supporters may launch retaliatory cyberattacks or carry out other geopolitically motivated retaliatory actions that may adversely disrupt or degrade our operations and may result in data compromise. State-sponsored parties have, and will continue, to conduct cyberattacks to achieve their goals that may include espionage, monetary gain, disruption, and destruction.
We, and our third-party service providers, are subject to cybersecurity attacks and may experience cybersecurity incidents in the future. Such breaches of our infrastructure or information, or that of our third-party service providers, whether as a result of physical break-ins, computer viruses, cyberattacks, or employee, vendor or contractor error, negligence or malfeasance, can create system disruptions, shutdowns or unauthorized access, use, disclosure or modification of sensitive information, including PHI. As a result, such data security breaches could result in the loss of data or inappropriate use of such sensitive and/or confidential information. Any interruption in access to member information, unauthorized access to information, improper disclosure or other loss of information could also result in federal, state, or foreign government investigations and liability under laws and regulations that protect the privacy of member information, such as HIPAA, potentially resulting in damages and regulatory penalties. See “Business—Healthcare and Other Applicable Regulatory Matters—Federal and State Privacy and Security Requirements” in Item 1 above. Although we have implemented preventative measures, as described in Item 1C of this Report, such measures may not be sufficient to prevent, mitigate or offset a cyber incident. Sustained or repeated system failures could damage our reputation and reduce the attractiveness of our platform, partnership and network model to members, physician partners, and payors, possibly resulting in the inability to enter into new contracts, the terminations of or inability to renew existing contracts, and reductions in revenue. Additionally, the detection, prevention and remediation of known or unknown security vulnerabilities, including those arising from third-party hardware or software, may result in additional material direct or indirect costs.
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
We use and expect to expand our use of algorithms, AI, and machine learning in our business and challenges with properly managing the development and use of these technologies could result in harm to our reputation, business or customers, legal liability and adversely affect our results of operations
We use algorithms, AI, and machine learning solutions in, and we may in the future integrate additional algorithms, AI, and/or machine learning solutions into, our platform, offerings, products and services, and these applications may become more important in our operations over time. The implementation of AI can be costly, and there is no guarantee that any expanded use of AI will further enhance our platform, offerings, products and services or benefit our business operations. Additionally, our competitors or other industry participants may incorporate algorithms, AI, and/or machine learning into their products more quickly or more successfully than us, which could change our market dynamics, impair our ability to compete effectively and adversely affect our results of operations. Further, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. Generally, the use of algorithms, AI, and machine learning applications has in the past resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of algorithms, AI, and machine learning applications could adversely affect our reputation and results of operations. Algorithms, AI, and machine learning also present emerging ethical issues and if our use of algorithms, AI, and/or machine learning becomes controversial, we may experience brand or reputational harm, competitive harm or legal liability. The rapid evolution of algorithms, AI, and machine learning, including potential government regulation thereof, could require us to devote significant resources to develop, test and maintain our implementation of such technology in order to minimize unintended, harmful impact.

Risks Related to Our Reliance on Third Parties
We are economically dependent on maintaining our contracts with a limited number of key payors.
We contract with a limited number of key payors, and we are economically dependent on maintaining our contracts with such payors. See “Note 3. Concentration of Credit Risk” in our Consolidated Financial Statements included elsewhere in this Report. As a result, our key payors may have increased bargaining power, and we may be required to accept less favorable contractual terms with them. Because we rely on a limited number of payors for a significant portion of our revenue, we depend on their creditworthiness. Our payors are subject to a number of risks including reductions in payment rates from governmental programs, including STARS ratings, higher than expected healthcare costs and lack of predictability of financial results when entering into new lines of business, particularly with high-risk populations. For example, utilization rates in 2025 resulted in higher healthcare costs. If the financial condition of our payors declines, our credit risk could increase. Should one or more of our significant payors declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, such payor may be unable to reimburse us for expenses incurred in managing patient care, and the members such payor attributes to our platform could transition to another payor who is not on our platform, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Future consolidation of payors in the healthcare industry could reduce the number of payors even further, increasing these risks.
Our contracts with our payors are for limited terms and may not be renewed upon their expiration.
Our contracts with payors generally have terms of one to three years and are typically renewed for varying periods unless terminated in accordance with the terms of such agreements. In the ordinary course of business, we engage in active discussions and renegotiations with our payors with respect to the services we collectively provide and the provisions of our payor agreements. As our payors’ businesses respond to market dynamics and financial pressures, and as our payors make strategic business decisions with respect to the lines of business they pursue and programs in which they participate, certain of our payors have sought, and we expect that in the future additional payors will, from time to time, seek to renegotiate or terminate their contracts with us. These negotiations could result in reductions to the economic terms and changes to the scope of services contemplated by our existing payor contracts and consequently could negatively impact our revenues, business and prospects and render our assumptions, estimates and reserves inaccurate. If any of our contracts with our payors is terminated, we may experience a reduction in the number of members attributed to our platform, which may result in a reduction of our revenues and may have a material adverse effect on our business. With respect to certain of our discontinued operations, we may recognize impairment charges for such terminations.
If a payor does terminate or elects not to renew its relationship with us in a particular market, our ability to retain members associated with that payor in that market is limited. We and our physician partners must comply with the CMS Medicare Marketing Guidelines regarding communication and information provided to members, which limits the types of permissible communications that may be made to members. In addition, in Ohio, we are contractually prohibited from forming our own health plan, which effectively prohibits us from directly marketing to members in accordance with the CMS Medicare Marketing Guidelines.
If a payor with which we contract for these services loses its Medicare contract or CMS decides to discontinue or modify its MA or commercial plans in ways that permit or result in the payor contracting with another company to provide capitated care services to its members or to bring care delivery or risk-bearing functions in-house, our contract with that payor could be at risk and we could lose revenue. Additionally, payors with whom we currently contract in a particular geography may not maintain their government-awarded contracts in future years. Moreover, our inability to maintain our agreements with payors, in particular with key payors such as Humana, Aetna and UnitedHealthcare, which represent a significant portion of our MA membership in certain markets, or to negotiate favorable terms for those agreements in the future, could result in the loss of patients and could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
We rely on our payors for timely and accurate membership attribution and assignment, data and reporting, and claims payment, each of which directly impacts our financial performance.
We rely on our payors for timely and accurate membership attribution and assignment, data and reporting, and claims payment, and if our payors do not adequately fulfill these functions, fewer members may be attributed to our platform or we may not receive complete and accurate information necessary to effectively manage our business and forecast our expected profitability. We receive payments from payors based on the number of assigned or attributed members participating in Medicare, which can be based upon complex attribution algorithms provided by our payors that may not be accurate. Additionally, payors may choose to assign specific member populations to specialty risk-bearing organizations, which would decrease the number of members attributed to us. We may not be reimbursed for members that payors fail to assign or attribute to us, and we may incur costs for members that payors fail to timely de-attribute, which could result in lost margin and disruption to member care. Although we actively engage with our payors to help ensure that member attribution remains accurate and current, a payor’s failure to accurately attribute or timely de-attribute members could materially reduce our revenues and have a material adverse effect on our business, financial condition, cash flows, and results of operations.
Payors also regularly provide us an array of data associated with patients attributed to our physician partners, including information related to revenue and risk adjustment factors for our members, and details associated with amounts paid by payors for medical services rendered to our members. To the extent a payor does not provide us with timely, complete or accurate data related to our members, or if we are unable to effectively ingest the information that payors provide to us, we and our physician partners may not be able to effectively manage the care of our members, operate our business, or forecast our expected profitability.
In addition, we are exposed to various risks related to our incentive programs with our payors, including those in which the payor typically has not delegated claims payment services to us, and therefore we rely on our payors to perform critical operational functions that directly impact our financial performance. If our payors do not timely and accurately process claims and reimburse us for all covered members, are unable to contract with providers at market-based rates, change their utilization management methodologies, or are unable to secure an adequate network of specialists, our business, financial condition, cash flows, and results of operations could be adversely impacted, particularly where we lack the ability to directly control or promptly remediate such issues.
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
The accurate and complete coding and documentation of diagnosis data underlying our members’ existing disease conditions is important because our contracts with payors require the submission of complete and correct encounter data. Such data includes members’ medical information, as documented by physicians, other medical professionals and hospitals, and is used by payors to attribute membership and reimburse healthcare providers for the services rendered. The accurate and complete coding and documentation of diagnosis is also important because the CMS risk adjustment model adjusts reimbursement for members with existing qualifying diagnoses. Additionally, in geographies in which payors adjudicate claim payments to the provider network, we rely on providers to submit accurate diagnosis information and other encounter data to payors. To the extent we or providers in our network fail to submit diagnosis data underlying our members’ existing disease conditions, we may receive less medical services revenue than is necessary to provide healthcare services for such members. Furthermore, we project our medical services revenue in part based upon the data submitted and expected to be submitted to CMS. Failure by us or our provider network to submit complete and accurate diagnosis information or encounter data may result in inaccuracies in our projections of medical services revenue, or in other estimation processes. We may be held liable for inaccuracies or deficiencies in the submitted encounter data and potentially could be subject to financial penalties imposed by government authorities and breach of contract claims by payors. We have experienced, and may in the future experience, challenges in obtaining complete and accurate encounter data due to difficulties with our internal compliance and monitoring systems receiving and processing data from multiple systems, with physicians and third-party vendors submitting claims in a timely fashion and in the proper format, and with payors properly recording and coordinating such submissions. We may not be successful in collecting accurate and complete encounter data, correcting inaccurate or incomplete encounter data and developing systems that allow us to receive and process data from multiple systems. Further, it may be prohibitively expensive or impossible for us to collect or reconstruct historical encounter data.
We depend on physician partners to accurately, timely and sufficiently document their services, and their failure to do so could result in nonpayment for services rendered or allegations of fraud. If any diagnosis information or encounter data is inaccurate or incorrect, claims or encounter data submissions to payors may not be compliant, resulting in potential overpayments, possible recoupments and possible liability under the federal FCA or through RADV audits.
Our revenue will be negatively impacted if our physician partners or our network providers, including hospitals and specialist physicians, fail to accurately, timely and sufficiently document their services or if our internal compliance and monitoring programs fail to ensure that documentation is complete, timely and accurate. We rely upon physician partners to accurately, timely and sufficiently complete medical record documentation and assign appropriate reimbursement codes for their services. We also rely on our internal compliance and monitoring systems to ensure that documentation is complete, timely and accurate. However, we do not employ or control our physician partners, and accordingly any adverse effects on us regarding their noncompliance with documentation requirements are out of our control and are uncertain and unpredictable. Reimbursement is conditioned upon, in part, physician partners providing the correct procedure and diagnosis codes and properly documenting the services themselves, including the level of service provided and the medical necessity for the services. If our affiliated physicians have provided incorrect or incomplete documentation or selected inaccurate reimbursement codes, or if our internal compliance and monitoring procedures to ensure complete, timely and accurate submission of data are ineffective, this could result in nonpayment for services rendered or lead to allegations of billing fraud. See “Business—Healthcare and Other Applicable Regulatory Matters—Health Care Fraud Statute” in Item 1 of this Report.
In addition, CMS and the HHS Office of Inspector General perform audits of selected MA contracts related to risk adjustment diagnosis data. In these Risk-Adjustment Data Validation Audits (“RADV audits”), the government reviews medical records to determine whether physician medical record documentation and coding practices are compliant, which can result in the recovery of payments and other monetary penalties from managed care organizations if errors are identified and influence the calculation of premium payments by CMS to MA plans. For the 2027 plan year. CMS is proposing to exclude diagnoses identified in chart reviews (i.e., diagnoses not linked to a specific patient encounter) from the risk adjustment methodology, which could limit MA payors’ ability to demonstrate that their particular members’ health conditions require additional funds for care. Disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation and make it more difficult to attract members, physician partners and payors. Additionally, exception rates of existing documentation identified through a RADV audit may be extrapolated to an overall population of members attributed to a payor, which may result in a reduction of our revenues.
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

Notwithstanding CMS audits or DOJ investigations, health plans may also perform RADV audits to determine if the medical records include appropriate documentation and coding practices are compliant. Such RADV audit results may result in substantial costs to contractual rates or revenue loss if our physician partners have provided incorrect or incomplete documentation or selected inaccurate reimbursement codes, or if our internal compliance and monitoring systems fail to ensure that documentation is complete and accurate.
A health plan may seek repayment from us as a result of the health plan’s audit or should CMS make any payment adjustments as a result of its audits or hold us liable for any penalties owed to CMS for inaccurate or unsupportable RAF scores provided by us or our affiliated physician partners. We could, further, be liable for substantial penalties to the government under the FCA for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim.
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
•cyberattacks, data security breaches, ransomware attacks, computer viruses, hacking, denial-of-service attacks and similar disruptions; and
•other potential interruptions.
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

On an annual basis, CMS issues a final rule to establish the MA county-level benchmark payment rates for the following calendar year. Rates we receive from payors may be reduced as a result of annual reimbursement changes, changes to the risk-adjustment methodology (including revisions to the FFS normalization rate, coding intensity adjustment or other elements of the methodology) for the services we provide or other changes to the CMS reimbursement model. Any reductions in rates that we receive from payors could have a significant adverse impact on our revenue and financial results. We cannot predict the nature of future changes. The final impact of the MA rates can vary from any estimate we, or the market may have and may be further impacted by the relative growth of our MA patient volumes across markets as well as by the benefit plan designs submitted by the health plans. We have in the past and may in the future underestimate the impact of the changes in MA rates on our business, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations. In addition, our MA revenues may continue to be volatile in the future, which could have a material adverse impact on our business, financial condition, cash flows, and results of operations. The rates we or our payors pay to physician partners are generally based on the Medicare FFS schedule, which is subject to change and outside our control. Increases in the Medicare FFS schedule could cause us or our payors to modify our physician partner reimbursement methodology in ways that we cannot predict, which would result in increases to our medical services expenses.
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
The financial aspects of the ACO REACH Model are set forth in an agreement between the ACO and CMS. CMS has the right to amend the agreement without the consent of the ACO for good cause or as necessary to comply with applicable federal or state law, regulatory requirements, accreditation standards or licensing guidelines or rules. We cannot predict whether CMS will amend such agreements and, if CMS amends such agreements, the impact such amendments may have on the financial aspects of our participation in the model, including, but not limited to, risk adjustment models used to set benchmarks, the rate book, capitation payment mechanisms and the calculation of shared savings and losses. Furthermore, changes to Medicare (including the ACO REACH Model) or MA, such as if CMS were to scale back models or cut MA payments, could have a significant adverse impact on our membership levels, revenue and financial results. CMS has announced that the ACO REACH Model will terminate at the end of 2026, and will be replaced by the LEAD Model beginning on January 1, 2027. While the LEAD Model is intended to be a successor to ACO REACH, there are many unknowns concerning the technical, operational and financial aspects of the model, including benchmark calculation, risk adjustment models and quality measures, which will have a significant impact on our decision to participate in the model. Changes in individual plan dynamics, such as changes in benefits provided by the payors, premiums charged by the payors or our payors’ STAR ratings, could also adversely impact us.
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
In addition, the macroeconomic environment has been characterized by, and may continue to be characterized by, high inflation, supply chain challenges, labor shortages, high interest rates, changes in trade policies and trade relations, foreign currency exchange volatility and volatility in global capital markets. Such adverse macroeconomic conditions may also affect our physician partners’ or payors’ operations and financial condition, which may in turn cause our physician partners or payors to elect not to renew their services agreements or affect their ability to pay amounts owed to us in a timely manner or at all, or adversely affect prospective physician partners’ or payors’ ability or willingness to enter into services agreements with us.
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
We contract with payors that participate in government healthcare programs and, as a result, are required to satisfy certain conditions, performance standards and benchmarks which we may not be able to control. For example, as part of the ACA, the level of reimbursement each MA plan receives from CMS is dependent, in part, upon the quality rating of the plan. Such ratings impact the percentage of any cost savings rebate and any bonuses earned by such health plan. The CMS STAR rating system considers various measures, including, among others, quality of care, preventive services, chronic illness management and customer satisfaction. Agreements with certain of our payors may condition amounts paid to us based upon improvements to contracted payors’ STAR ratings. Further, on April 12, 2023 CMS published a Final Rule (the “2023 Final Rule”) that sets forth several provisions that would, among other things, impact the STAR ratings program, including: (i) developing a health equity index to reward contracts that obtain a high measure-level score for the subset of enrollees with specified social risk factors, (ii) reducing the weight of patient experience/complaints and access measures, and (iii) removing select measures. Additionally, in its Proposed Rule for 2027 Medicare Advantage payment policies (the “2027 Proposed Rule”), CMS is soliciting input on future measures and concepts for the STAR ratings program. Whether CMS will make further revisions to the STAR ratings program, and the impact of any such changes, is unknown at this time. If we are not eligible for quality bonuses or if we contract with payors who experience a reduction in their STAR ratings, we may experience a negative impact on our revenues, which could materially and adversely affect the marketability of our platform, partnership and network model to physicians, our membership levels and our business, financial condition, cash flows, and results of operations. Further, our payors’ STAR ratings are based on the services they provide to their overall contracted attributed membership in a defined geography. As a result, even if we effectively engage and manage our membership, changes in such payors’ STAR ratings are outside our control. Furthermore, CMS has terminated MA plans that have had a low-quality rating for three consecutive years. Low-quality ratings can potentially lead to the termination of certain plans with which we contract, or a shifting of beneficiaries to alternative plans with higher STAR ratings, which could in turn have a material adverse effect on our business, financial condition, cash flows, and results of operations.
Government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both institutional and professional services.
The healthcare industry in the U.S. has undergone and may continue to undergo significant structural change and is rapidly evolving. Such changes could ultimately result in substantial changes in Medicare coverage and reimbursement, as well as changes in coverage or amounts paid by private payors, which could have an adverse impact on our revenues from those sources. The frequent enactment of, changes to or interpretations of laws and regulations relating to healthcare could, among other things: force us to restructure our relationships with payors and physician partners within our network; require us to implement additional or different programs and systems; restrict revenue and member growth; increase our medical and administrative costs; impose additional capital and surplus requirements; increase or change our liability to members in the event of malpractice by our physician partners and potentially increase, or add new, criminal, civil and administrative penalties that could be imposed on us in the event our operations were found to be non-compliant with new or existing laws and regulations. In addition, changes in political party or administrations at the state or federal level may change the attitude towards healthcare programs and result in changes to the existing legislative or regulatory environment.
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
There is also uncertainty regarding both MA payment rates and beneficiary enrollment, which, if reduced, would adversely affect our overall revenues and net income. Each year, CMS issues a final rule to establish the MA benchmark payment rates for the following calendar year. Any reduction to such benchmark rates or an increase that is lower than anticipated may have a material adverse effect on our business, financial condition, cash flows, and results of operations. We may be further impacted by the relative growth of our MA patient volumes across geographies. However, MA enrollment may not continue to grow at the same rate it has over the last decade. Further, we may not capture a material portion of enrollments, particularly since MA enrollment is increasingly concentrated amongst a small group of payors. Uncertainty over MA payment rates and enrollment presents a continuing risk to our business, particularly in recent years, as MA payment rates have been subjected to increased scrutiny.
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
The CMS Innovation Center continues to test an array of alternative payment models that could impact our business, financial condition, cash flows and operations. For example, the CMS Innovation Center has created the ACO REACH Model to allow a variety of different organizations called ACOs to negotiate directly with the government to manage traditional Medicare beneficiaries and share in the savings and losses generated from managing such beneficiaries. We, in conjunction with some of our physician partners, began participating in the ACO REACH Model in certain geographies in 2023. The ACO REACH Model’s economic structure, including risk adjustment methodologies, quality reporting and model timelines, has been built upon CMS’ experience with other programs, including MA and the Medicare Shared Savings Program, but also has new elements, such as a risk adjustment model developed specifically for use in the ACO REACH Model. Likewise, the ACO REACH Model rate book is based on the same methodology used for the MA rate book but has been modified in light of the characteristics of the ACO REACH Model. Because the ACO REACH Model is an evolving program, we are unable to determine how the ACO REACH Model, or other alternative payment models promulgated by the CMS Innovation Center, such as the LEAD Model, will affect Medicare reimbursement and capitation benchmarks. For example, if the CMS Innovation Center fails to ensure the long-term predictability of revenue under the ACO REACH Model, or the LEAD Model, which begins in 2027 and is intended as a successor program to ACO REACH, such reimbursement instability could adversely impact our business, financial condition, cash flows and operations. Additionally, if the CMS Innovation Center fails to streamline incentive program requirements for physicians across payment models, such conflicting requirements may impose additional compliance burdens on our affiliated physician partners’ practices, which may have a material adverse effect on process, quality and efficiency.
We are unable to predict how states will regulate ACOs and our participation in the ACO REACH Model or any future accountable care model such as the LEAD Model. For example, certain states in which we operate may require ACOs to obtain specific licensure to participate in the ACO REACH Model and assume risk directly from CMS, which may require us to maintain certain levels of tangible net equity, meet working capital requirements, or expend significant resources on operational development. Alternatively, CMS may choose to limit additional new ACO entrants in future years to those who attend to underserved communities or are controlled by provider entities.
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
We rely on our physician partners to comply with certain laws or regulations, including licensure and certification requirements to provide healthcare services, operate facilities or administer pharmaceuticals in the states in which we conduct business, and billing and coding compliance with respect to the provision of services. Although we provide some high-level training, and, if needed, supplemented clinical or coding staff as appropriate, to ensure that all health conditions are assessed and sufficiently documented by our physician partners and network providers, and we perform audits on this process, we do not as a general matter supervise or control our physician partners or network providers; accordingly, any adverse effects on us regarding their noncompliance are out of our control and are uncertain and unpredictable.

If our physician alignment strategies with our physician partners—including the formation of risk and shared savings pools, making downstream payments and joint venture arrangements—are not in compliance with the state and federal fraud and abuse laws, including physician incentive plan laws and regulations, we could be subject to penalties.
A central component of our clinical and operational strategy is to encourage alignment with our physician partners so as to incentivize them to increase the quality of care while appropriately managing overall costs and participate in various care management and care coordination programs. Such alignment is often achieved through the design of risk or other incentive pools, with gating quality metrics that participating physician partners must first satisfy before being allowed to share in cost savings. In other instances, we may support the delivery of care through a number of means, such as the provision of additional capital to improve and enhance the delivery of quality of care and improve access to quality care or by entering into a joint venture with a physician partner and other healthcare entities.
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
Our business development and member engagement activities may implicate laws and regulations regarding marketing, beneficiary inducements, telemarketing and use of protected health information, a violation of which could subject us to significant penalties and have an adverse effect on our business.
Medicare product marketing and sales activities are regulated by CMS and states in which we operate. Medicare Managed Care marketing requirements are outlined in the Medicare Marketing Guidelines, a sub-regulatory guidance document updated periodically. CMS has oversight over all MA marketing materials and outreach activities. To maintain appropriate beneficiary safeguards while not impeding the physician-patient relationship, the Medicare Marketing Guidelines set forth acceptable activities in the healthcare setting. For example, payors may not allow contracted physicians to accept/collect scope of appointment forms but may allow contracted physicians to make available communication materials regarding MA plans outside of areas where care is being delivered. Notably, the 2024 Final Rule (for the 2025 plan year) included, among other things, significant new MA marketing requirements for agent and broker compensation. The 2024 Final Rule included distinct changes to the marketing regulations as well as broad-ranging provisions that address how payors compensate agents and brokers and that limit how payors may enroll beneficiaries who are dually eligible for Medicare and Medicaid (“DSNP”) outside of the open enrollment period. CMS finalized these changes to reduce the aggressive marketing practices. In addition, through our participation in the CMS ACO REACH Model, we (either as an ACO or as a service provider to our physician partners who are participating in the model) must comply with provisions in the participation agreements with CMS regarding marketing and outreach activities. For example, ACOs must have their plans for marketing activities approved by CMS and are prohibited from engaging in some forms of marketing activities such as door-to-door solicitation. Similarly, state laws governing managed care organizations also address allowable marketing and enrollee communication practices.
Marketing and outreach activities undertaken in the healthcare industry—whether undertaken by or on behalf of providers and payors—are subject to a complex web of laws and regulations designed to prevent fraud and abuse. See the section titled “Business—Healthcare and Other Applicable Regulatory Matters—Federal and State Anti-Kickback Statutes” and “Business—Healthcare and Other Applicable Regulatory Matters—Civil Monetary Penalties Statute” in Item

1 of this Report. Our physician partners and the payors with which we contract risk violating applicable state and federal fraud and abuse laws—including the Anti-Kickback Statute and CMPL—and laws governing marketing and member outreach (e.g., the Medicare Marketing Guidelines). Failure to comply with such laws can lead to severe penalties, including sanctions, fees, civil monetary penalties, imprisonment, damages, termination of a MA contract by CMS, and exclusion from participation in federal healthcare programs. The imposition of such penalties against our physician partners or the payors with which we contract, could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
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
Certain failures by our physician partners to comply with these laws could have an adverse effect on us. We do not directly employ or control our physician partners, and accordingly any adverse effects on us regarding their noncompliance are out of our control and are uncertain and unpredictable.
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
Given our reliance on anchor physician practices in some geographies, such noncompliance could materially and adversely affect our business, financial condition, cash flows, and results of operations. We do not directly employ or control our physician partners, and accordingly any adverse effects on us regarding their noncompliance with laws and regulations are out of our control and are uncertain and unpredictable.

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
The data privacy and security measures we and our third-party service providers have implemented may not adequately protect us from the risks associated with the storage and transmission of customer information and PHI. The security measures that we, and our third-party vendors and subcontractors, have in place to promote compliance with data privacy and data security laws may not protect our facilities and systems from data security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors, or other similar events. In the event that new data security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current safeguards. Changing our safeguards could be time-consuming and expensive, and failure to timely implement required changes could subject us to liability for non-compliance. Under HIPAA, certain of our entities are directly liable for any data privacy and data security breaches that occur in our capacity as a covered entity. Under the HITECH Act, as business associates, our RBEs may also be directly liable under certain circumstances for data privacy and data security breaches and failures of our subcontractors. We from time-to-time experience security and privacy issues that require assessment of our duties and obligations under HIPAA, and we cannot guarantee that we will not face security or privacy breaches in the future. Additionally, the investigation and remediation of privacy breaches may result in additional material direct or indirect costs.
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
As a corporate entity, we are not licensed to practice medicine. Some of the states in which we operate limit the practice of medicine to licensed individuals or professional organizations comprising licensed individuals, and lay business corporations generally may not exercise control over the medical decisions of physicians. Certain state regulatory bodies have taken the position that an arrangement that confers too much control over a physician practice to a non-medical professional entity may violate the corporate practice of medicine doctrine. See “Business—Healthcare and Other Applicable Regulatory Matters—Corporate Practice of Medicine” in Item 1 of this Report. A violation of the corporate practice of medicine doctrine constitutes the unlawful practice of medicine, which is subject to fines and other legal consequences. Penalties for violating fee-splitting statutes or regulations may include medical license revocation, suspension, probation or other disciplinary actions.
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
Individuals and entities can be excluded from participating in the Medicare program for violating certain laws and regulations, or for other reasons such as the loss of a license in any state, even if the person retains other licensure. This means that the excluded person or entity is prohibited from receiving payments for such person’s or entity’s services rendered to Medicare or MA beneficiaries, and if the excluded person is a physician, all services ordered (not just provided) by such physician are also non-covered and non-payable. Entities that employ or contract with excluded individuals are prohibited from billing the Medicare program for the excluded individual’s services and are subject to civil penalties if they do. We might inadvertently contract or do business with an excluded person or entity, such as a physician partner, contracted or employed physician, or any other contracted party, or with an excluded person who could become excluded in the future without our knowledge. If this occurs, we or our physician partnerships may be subject to substantial repayments and civil penalties. Physician partners are also expected to comply with these requirements. We do not directly control our physician partners, and accordingly any adverse effects on us regarding their noncompliance with these laws are out of our control and are uncertain and unpredictable.
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
•make loans and investments;
•enter into agreements that limit agilon management’s, or its subsidiaries’ ability to pledge assets or to make distributions or loans to us or transfer assets to us;
•sell assets;
•enter into certain types of transactions with affiliates;
•consolidate, merge or sell substantially all assets;
•make voluntary payments or modifications of junior indebtedness;
•enter into lines of business; and
•maintain less than $50.0 million of cash and cash equivalents at the end of each business day.
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
The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including, but not limited to:
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
•general economic, industry, political, and market conditions;
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
The listing of shares of our common stock does not currently comply with the continued listing requirements of the NYSE, and if the NYSE delists our common stock, it could have an adverse impact on the trading, liquidity and market price of our common stock.
The Company’s common stock is currently traded on the New York Stock Exchange (“NYSE”) under the symbol “AGL”. The NYSE has requirements that a company must meet to remain listed on the NYSE. In particular, NYSE rules require the Company to maintain an average closing price of $1.00 per share of its common stock (the “Price Criteria for Capital or Common Stock”).
On November 5, 2025, the Company received written notice (the “Notice”) from the NYSE that it is not in compliance with the Price Criteria for Capital or Common Stock because the average closing price of its common stock was less than $1.00 per share over a consecutive 30 trading-day period ended November 4, 2025.
The Company can regain compliance at any time within the six-month period following receipt of the Notice if, on the last trading day of any calendar month during the cure period (or the last trading day of the cure period), the Company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the prior 30 trading-day period ending on the last trading day of the applicable calendar month or the cure period. The Company notified the NYSE on November 19, 2025 that it intends to remain listed on the NYSE. On February 6, 2026, the Company filed a preliminary proxy statement indicating the Company’s intent to seek stockholder approval at a special meeting of stockholders to effect a reverse stock split of the outstanding shares of the Company’s common stock at any time by a ratio of one-for-five to one-for-twenty-five, with the exact ratio to be set within this range by the Board of Directors in its sole discretion without further stockholder approval. The Company intends to hold the special meeting of stockholders on March 17, 2026, for the purpose of approving a reverse split of the Company’s outstanding common stock. Under the NYSE Listed Company Manual, if the Company determines that it intends to cure the Price Criteria for Capital or Common Stock deficiency by taking an action that will require stockholder approval, such as a reverse stock split, and the Company receives stockholder approval no later than its next general meeting of stockholders, the price condition will be deemed cured if, following stockholder approval and implementation of the approved action, the share price promptly exceeds $1.00 per share and the share price remains above that level for at least the following 30 trading days.
There is no guarantee that the stockholders of the Company will approve the reverse stock split at the special meeting. Even if the Company implements the reverse stock split in the time period required, there can be no assurance that any reverse stock split will result in any sustained increase in the market price of the Company’s common stock, that the Company will be able to regain compliance with the Price Criteria for Capital or Common Stock or that the Company will continue to meet any other NYSE listing requirement in the future. Performance of our business and financial results, general economic conditions and the market perception of our business, and other adverse factors which may not be in our control could lead to a decrease in the price of our common stock following the reverse stock split. The proposed reverse split may be perceived by the market as an indicator of underlying financial or strategic challenges, which could adversely affect trading liquidity and shareholder sentiment. A reduction in the number of outstanding shares, while designed to boost our per‑share market price, carries the risk of dampening the overall attractiveness of our securities, particularly if the stock price increase as a result of a reverse stock split is not sustained.
If we are unable to satisfy the Price Criteria for Capital or Common Stock or any other NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, decreasing the amount of news and analyst coverage of us; reducing the liquidity and market price of our common stock; and reducing the number of investors willing to hold or acquire our common stock, which would negatively impact our ability to raise equity financing in the future. In addition, delisting from the NYSE may negatively impact our brand and reputation and our ability to attract and retain employees and skilled physician partners. The loss or dissatisfaction of any physician partners may negatively impact our competitiveness by inhibiting widespread adoption of our platform, partnership and network model and impairing our ability to attract new physician partners and maintain existing physician partnerships, both in new geographies and in geographies in which we currently operate, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

General Risk Factors
We may face lawsuits not covered by insurance and related expenses may be material. The costs to defend and pay any judgment or settlement could negatively impact our business, financial condition, cash flows, and results of operations.
We are exposed to, and may become involved in, various litigation matters arising out of our business, including from time to time, actual or threatened lawsuits. Lawsuits for tort liabilities associated with managed care activities that we conduct in our managed care business are common in the healthcare industry. Common liability exposures we face include performance of utilization review, performance of credentialing and peer review, provider network contracting determinations, and vicarious liability for the conduct of affiliated providers. Liability exposures in the managed care industry in which we operate vary greatly by state. The status of tort reform, availability of non-economic damages or the presence or absence of other statutes, such as elder abuse or vulnerable adult statutes, influence the incidence and severity of managed care litigation. We have also been subject to other types of lawsuits, inquiries, audits, investigations or other proceedings, such as those initiated by our competitors, stockholders, employees, service providers, contractors or by government agencies, including when we terminate relationships with them, which could involve large claims and significant defense costs. Furthermore, lawsuits for tort liabilities arising out of business activities, including the acquisition of other businesses, also are common. Common liability exposures we face include interference with contract, interference with prospective economic advantage, violation of the Voidable Transactions Act, successor liability, and antitrust and unfair competition.
The results of any such lawsuits, inquiries, audits, investigations or other proceedings cannot be predicted, and determining reserves for pending litigation or other matters requires significant judgment. Further, the defense of litigation, including fees of legal counsel, expert witnesses and related costs and indemnification of our directors and officers, is expensive and difficult to forecast accurately. Such costs may be unrecoverable even if we ultimately prevail in litigation and could consume a significant portion of our limited capital resources. To defend lawsuits or participate in other proceedings, it may also be necessary for us to divert executives and other employees from our normal business functions to gather evidence, give testimony and otherwise support litigation efforts. If any such proceeding is not resolved in our favor, we could face material judgments or awards against us. An unfavorable resolution of one or more of the proceedings in which we are involved now or in the future could have a material adverse effect on our business, financial condition, cash flows, and results of operations. We may also in the future find it necessary to file lawsuits to recover damages or protect our interests. The cost of such litigation could also be significant and unrecoverable, which could also deter us from aggressively pursuing even legitimate claims. All of our physician partners are required to carry medical malpractice insurance. We also currently maintain managed care errors and omissions insurance, along with director and officers insurance. We cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us, our directors or officers, our affiliated professional organizations or our affiliated physicians. Liabilities incurred by us or our affiliates in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Our insurance coverages generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms, which could increase our exposure to litigation. Further, such coverage typically has substantial deductibles for which we would be responsible.
We are currently subject to and could in the future be subject to securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, we are currently subject to two punitive class action lawsuits and two stockholder derivative lawsuits in federal court alleging federal securities law violations. See Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this Report for additional information related to our pending securities class action and stockholder derivative lawsuits. These current lawsuits, any related litigation that may arise, and any securities litigation that may be instituted against us in the future could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition or results of operations.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 1C. Cybersecurity
Risk Management Strategy. Our cybersecurity program is focused on the following key areas:
•Governance. As discussed in more detail below under “Board Oversight of Cybersecurity Risks,” the Board’s oversight of cybersecurity risk management is supported by the Audit Committee and Compliance and Quality Committee, each of which regularly interacts with the Company’s enterprise risk management function, our Chief Technology Officer (“CTO”), Chief Information Security Officer (“CISO”), Chief Legal Officer (“CLO”), and Chief Ethics, Compliance and Risk Officer (“CCO”) together with other members of management with responsibility for risk management and cybersecurity.
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

Management regularly reviews the Company’s cybersecurity risk management program with the Board, Audit Committee, and Compliance and Quality Committee.
ITEM 2. Properties
As of December 31, 2025, we leased approximately 72,000 gross square feet relating to 13 office facilities. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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
Our common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol “AGL” and began trading on April 15, 2021. Prior to that date, there was no public trading market for our common stock. See the risk factor titled “The listing of shares of our common stock does not currently comply with the continued listing requirements of the NYSE, and if the NYSE delists our common stock, it could have an adverse impact on the trading, liquidity and market price of our common stock” in Item 1A. Risk Factors included in this Report.
Holders of Common Stock
As of February 19, 2026, we had 716 stockholders of record of common stock. The actual number of holders of our common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also do not include stockholders whose shares may be held in trust by other entities.
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
Certain of our agreements with our physician partner entities provide for grants of time-vested restricted stock units to the physician partner entities. On December 15, 2025, we issued 114,679 shares of our common stock to our physician partners to settle provider incentive liabilities for a total of $76,032.
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
Issuer Purchases of Equity Securities
There were no repurchases of equity securities during the three months ended December 31, 2025.

Performance Graph
The graph and table below compare the cumulative total return of agilon, the S&P 500, and the S&P 500 Health Care Index from April 15, 2021 (the date our common stock began trading on the NYSE) to December 31, 2025. Total cumulative return is based on a $100 investment and assumes reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
RATE OF RETURN TREND COMPARISON
April 15, 2021 – December 31, 2025
(April 15, 2021 = $100)
Performance Graph Total Stockholder Return

200
175
150
125
100
75
50
25
0
4/15/21
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
AGL
S&P 500
S&P 500 Health Care

	4/15/21	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
agilon health, inc.	$100	$117	$70	$55	$8	$3
S&P 500	100	116	93	116	143	166
S&P 500 Health Care	100	119	115	117	116	131
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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Recent Accounting Pronouncements
Overview and Recent Developments
Our business is transforming healthcare by empowering the PCP to be the agent for change in the communities they serve. We believe that PCPs, with their intimate patient-physician relationships, are best positioned to drive meaningful change in quality, cost, and patient experience when provided with the right infrastructure and payment model. Through our combination of the agilon platform, a long-term partnership model with existing physician groups and a growing network of like-minded physicians, we believe we are poised to revolutionize healthcare for seniors across communities throughout the United States. We believe our purpose-built model provides the necessary capabilities, capital and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. Our model operates by forming RBEs within local geographies, that enter into arrangements with payors providing for monthly or quarterly payments to manage the total healthcare needs of our physician partners’ attributed patients (or, global capitation arrangements). The RBEs also contract with agilon to perform certain functions and enter into long-term professional service agreements with one or more anchor physician groups pursuant to which the anchor physician groups receive a base compensation rate and share in the savings from successfully improving quality of care and reducing costs.
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
2025 Results:
•MA members of approximately 511,000 as of December 31, 2025 decreased 3% from 2024.
•The CMS ACO Models attributed beneficiaries of approximately 114,000 as of December 31, 2025 decreased 13% from 2024.
•Total revenue of $5.93 billion decreased 2% from 2024.
•Gross loss of $160.0 million, compared to gross profit of $4.8 million in 2024.
•Medical margin was negative $56.6 million, compared to earnings of $205.2 million in 2024.
•Net loss of $391.3 million, compared to net loss of $260.1 million in 2024.
•Adjusted EBITDA loss of $296.2 million, compared to Adjusted EBITDA loss of $154.2 million in 2024.
Platform Membership Details
MA members decreased 3% during 2025, which was primarily attributable to partnership exits during 2024. Total members live on the agilon platform include 511,000 MA members and 114,000 attributed CMS ACO Models beneficiaries. Average MA membership during 2025 was approximately 510,000.

Reverse Stock Split
On February 6, 2026, we filed a preliminary proxy statement indicating our intent to seek stockholder approval at a special meeting of stockholders to be held on March 17, 2026 for the purpose of seeking: (i) an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio of one-for-five to one-for-twenty-five, with the exact ratio to be set within this range by the Board in its sole discretion without further stockholder approval, and (ii) authority to adjourn the special meeting, if necessary, to solicit additional proxies if there are insufficient votes to approve the amendment. See the risk factor titled “The listing of shares of our common stock does not currently comply with the continued listing requirements of the NYSE, and if the NYSE delists our common stock, it could have an adverse impact on the trading, liquidity and market price of our common stock” in Item 1A. Risk Factors included in this Report.
Key Financial and Operating Metrics
All of our key metrics exclude historical results from our Hawaii operations (which are included as discontinued operations in our consolidated financial statements).
We monitor the following key financial and operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business (dollars in thousands):

	As of and for the
	Year Ended December 31,
	2025	2024	2023
MA members	511,000	526,500	388,400
Medical services revenue	$5,921,341	$6,047,715	$4,307,350
Gross profit (loss)	$(160,021)	$4,841	$69,670
Medical margin(1)	$(56,565)	$205,185	$298,691
Platform support costs	$159,986	$169,402	$163,652
Net income (loss)	$(391,347)	$(260,101)	$(262,803)
Adjusted EBITDA(1)	$(296,155)	$(154,215)	$(95,001)
_____________________________________________________________________
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

The following table presents our gross profit (loss) (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Total revenues	$5,932,576	$6,060,530	$4,316,363
Medical services expense	(5,977,906)	(5,842,530)	(4,008,659)
Other medical expenses(1)	(114,691)	(213,159)	(238,034)
Gross profit (loss)	$(160,021)	$4,841	$69,670
_____________________________________________________________________
(1)Represents physician compensation expense related to surplus sharing and other care management expenses that help to create medical cost efficiency. Includes costs in geographies that are in implementation and are not yet generating revenue and investments to grow existing markets. For the years ended December 31, 2025, 2024, and 2023, costs incurred in implementing geographies were $3.7 million, $5.4 million and $33.7 million, respectively.
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
The table below presents costs to support our live geographies and enterprise functions, which are included in general and administrative expenses (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Platform support costs	$159,986	$169,402	$163,652
% of Revenue	3%	3%	4%
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
Medical services revenue constitutes substantially all of our total revenue for the years ended December 31, 2025, 2024, and 2023.
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
Other Income (Expense), Net
Other income (expense), net includes: (i) trademark licensing and other operating and administrative services to our equity method investments and (ii) interest income, which consists primarily of interest earned on our cash and cash equivalents, restricted cash and cash equivalents, and marketable securities, including amortization/accretion of discount/premium.
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
On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law in the U.S., which contains a broad range of tax reform provisions. The One Big Beautiful Bill Act did not have a material impact to our tax provision for the year ended December 31, 2025.
Total Discontinued Operations
Total discontinued operations primarily consist of the results of our former Hawaii operations. For certain of our divestiture transactions, we continue to be responsible for any liabilities arising from the business that were incurred prior to the closing date of such transaction, including any fines, penalties, and other sanctions, the payment of claims for medical services incurred prior to the effective date of each transaction, and other contingent liabilities that we currently believe are remote. For additional discussion, see Note 19 to the Consolidated Financial Statements in Item 8 of this Report.

Results of Operations
The following table summarizes key components of our results of operations (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues:
Medical services revenue	$5,921,341	$6,047,715	$4,307,350
Other operating revenue	11,235	12,815	9,013
Total revenues	5,932,576	6,060,530	4,316,363
Expenses:
Medical services expense	5,977,906	5,842,530	4,008,659
Other medical expenses	114,691	213,159	238,034
General and administrative	238,536	268,912	285,760
Depreciation and amortization	28,594	24,463	16,043
Impairments	36,085	3,596	—
Total expenses	6,395,812	6,352,660	4,548,496
Income (loss) from operations	(463,236)	(292,130)	(232,133)
Other income (expense):
Income (loss) from equity method investments	(1,835)	14,992	16,489
Other income (expense), net	67,616	34,489	27,840
Interest expense	(6,641)	(6,177)	(6,658)
Income (loss) before income taxes	(404,096)	(248,826)	(194,462)
Income tax benefit (expense)	(1,251)	(1,451)	(791)
Income (loss) from continuing operations	(405,347)	(250,277)	(195,253)
Discontinued operations:
Income (loss) before gain (loss) on sales	—	(1,061)	(20,002)
Gain (loss) and adjustments on sales of assets, net	14,000	(8,763)	(47,548)
Total discontinued operations	14,000	(9,824)	(67,550)
Net income (loss)	(391,347)	(260,101)	(262,803)
Noncontrolling interests’ share in (earnings) loss	—	(50)	207
Net income (loss) attributable to common shares	$(391,347)	$(260,151)	$(262,596)

The following table summarizes our results of operations as a percentage of total revenues:

	Year Ended December 31,
	2025	2024	2023
Revenues:
Medical services revenue	100%	100%	100%
Other operating revenue	—	—	—
Total revenues	100	100	100
Expenses:
Medical services expense	101	96	93
Other medical expenses	2	4	6
General and administrative	4	4	7
Depreciation and amortization	—	—	—
Impairments	1	—	—
Total expenses	108	105	105
Income (loss) from operations	(8)	(5)	(5)
Other income (expense):
Income (loss) from equity method investments	—	—	—
Other income (expense), net	1	1	1
Interest expense	—	—	—
Income (loss) before income taxes	(7)	(4)	(5)
Income tax benefit (expense)	—	—	—
Income (loss) from continuing operations	(7)	(4)	(5)
Discontinued operations:
Income (loss) before gain (loss) on sales	—	—	—
Gain (loss) and adjustments on sales of assets, net	—	—	(1)
Total discontinued operations	—	—	(2)
Net income (loss)	(7)	(4)	(6)
Noncontrolling interests’ share in (earnings) loss	—	—	—
Net income (loss) attributable to common shares	(7)%	(4)%	(6)%
Comparison of Year Ended December 31, 2025 and 2024
The following discussion should be read in conjunction with “Cautionary Language Regarding Forward-Looking Statements,” Part I, Item 1 "Business," Part I, Item 1A "Risk Factors," and our consolidated financial statements and related notes included under Item 8 of this Report. In Item 7, we generally discuss 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. For a discussion of the financial condition and results of operations for 2024 compared to 2023, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025.
Medical Services Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Medical services revenue	$5,921,341	$6,047,715	$(126,374)	(2)%
% of total revenues	100%	100%

Medical services revenue decreased by $126.4 million, or 2%, for the year ended December 31, 2025 compared to 2024 due primarily due to: (i) declines in average membership of 2%, which was attributable to partnership exits during 2024, and (ii) lower risk adjustment revenue, including unfavorable prior period development of approximately 1%, as a result of additional risk adjustment data received from payors. The decrease in medical services revenue was partially offset by new geographies that began to generate revenue in 2025 and growth in our existing geographies.
Medical Services Expense

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Medical services expense	$5,977,906	$5,842,530	$135,376	2%
% of total revenues	101%	96%
Medical services expense increased by $135.4 million, or 2% for the year ended December 31, 2025 compared to 2024 due primarily to an increase in average medical services expense per member of 5%, which was primarily due to the continued impact of elevated medical cost trends, partially offset by a decline in average membership of 2%, which was attributable to partnership exits during 2024.
Other Medical Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Other medical expenses	$114,691	$213,159	$(98,468)	(46)%
% of total revenues	2%	4%
Other medical expenses decreased by $98.5 million, or 46%, for the year ended December 31, 2025 compared to 2024. Partner physician compensation expense, which is a function of medical services revenues less the sum of medical services expenses, other provider costs and market operating costs, for the respective geography, decreased to $18.1 million in 2025 compared to $63.4 million in 2024 as a result of the recent losses generated in certain of our geographies. Other provider costs decreased by $17.0 million to $132.8 million in 2025 compared to $149.8 million in 2024. Other provider costs in 2025 include $3.7 million related to geographies that became operational in January 2026, while other provider costs in 2024 include $5.4 million of costs related to geographies that became operational in 2025.
General and Administrative

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
General and administrative	$238,536	$268,912	$(30,376)	(11)%
% of total revenues	4%	4%
General and administrative expenses decreased $30.4 million, or 11%, for the year ended December 31, 2025 compared to 2024. Operating costs to support our live geographies and enterprise functions (platform support costs) decreased by $9.4 million to $160.0 million in 2025 compared to $169.4 million in 2024 due primarily to partnership exits during 2024. Operating costs to support our live geographies and enterprise functions as a percentage of revenue remained consistent at 3% for each of the years ended December 31, 2025 and 2024. Investments to support geography entry decreased to $22.2 million for the year ended December 31, 2025, compared to $28.5 million in 2024 due to the decreased costs associated with our geographies that are expected to become operational in the following calendar year and expansion into existing geographies. Costs incurred for severance and transaction-related costs decreased by $13.0 million to $7.3 million in 2025 compared to $20.3 million in 2024 primarily due to partnership exits during 2024, partially offset by the costs associated with the departure of our former Chief Executive Officer in 2025, as well as costs related to strategic changes in our workforce.

Impairments

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Impairments	$36,085	$3,596	$32,489	903%
% of total revenues	1%	—%
Impairments increased $32.5 million, or 903%, for the year ended December 31, 2025 compared to 2024 primarily from the impairment of goodwill and intangible assets in 2025, see Note 6 to the Consolidated Financial Statements in Item 8 of this Report.
Income (loss) from equity method investments

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Income (loss) from equity method investments	$(1,835)	$14,992	$(16,827)	(112)%
% of total revenues	—%	—%
Income (loss) from equity method investments decreased $16.8 million, or 112%, for the year ended December 31, 2025 compared to 2024 primarily from an increase in operating expenses related to services we provided to our CMS ACO Models investees in 2025. The decrease in Income (loss) from equity method investments was partially offset by an increase in gross profit from our CMS ACO Models investees during 2025.
Other income (expense), net

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Other income (expense), net	$67,616	$34,489	$33,127	96%
% of total revenues	1%	1%
Other income (expense), net increased $33.1 million, or 96%, for the year ended December 31, 2025 compared to 2024 primarily from increase in income related to services rendered to our CMS ACO Models investments during 2025.
Total Discontinued Operations

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Total discontinued operations	$14,000	$(9,824)	$23,824	243%
% of total revenues	—%	—%
Total discontinued operations relates to the sale of our Hawaii operations in October 2023. Total discontinued operations for the year ended December 31, 2025 relates to the release of a contingent obligation from our Hawaii operations compared to losses from discontinued operations for the year ended December 31, 2024. For additional discussion related to discontinued operations, see Note 19 to the Consolidated Financial Statements in Item 8 of this Report.
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

The following table sets forth a reconciliation of gross profit (loss) to medical margin using data derived from our consolidated financial statements for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Gross profit (loss)(1)	$(160,021)	$4,841	$69,670
Other operating revenue	(11,235)	(12,815)	(9,013)
Other medical expenses	114,691	213,159	238,034
Medical margin	$(56,565)	$205,185	$298,691
_____________________________________________________________________
(1)Gross profit (loss) is defined as total revenues less medical services expense and other medical expenses.
The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA using data derived from our consolidated financial statements for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(391,347)	$(260,101)	$(262,803)
(Income) loss from discontinued operations, net of income taxes	(14,000)	9,824	67,550
Interest expense	6,641	6,177	6,658
Income tax expense (benefit)	1,251	1,451	791
Depreciation and amortization	28,594	24,463	16,043
Impairments	36,085	3,596	—
Severance and related costs	6,075	4,577	188
Stock-based compensation expense	49,119	50,657	69,326
EBITDA adjustments related to equity method investments(1)	43,304	17,582	22,694
Other(2)	(61,877)	(12,441)	(15,448)
Adjusted EBITDA	$(296,155)	$(154,215)	$(95,001)
_____________________________________________________________________
(1)Includes elimination of certain trademark licensing, operating and administrative services provided by us to our equity method investments. The year ended December 31, 2023 includes $15.2 million of physician compensation expenses to reduce the physician partners’ compensation percentage in current and future years in exchange for our common stock.
(2)Includes interest income, transaction-related costs and elimination of certain trademark licensing, operating and administrative services provided by agilon health, inc. to equity method investments.
Liquidity and Capital Resources
Future Sources and Uses of Liquidity
We strategically maintain a level of liquidity sufficient to allow us to meet our cash needs in the short-term. We have historically financed our operations primarily through funds generated from our capitation arrangements with payors, distributions and or payments from our equity method investments, issuances of equity securities, and borrowings under credit agreements. We generally invest any excess cash in money market accounts and marketable securities. Over the long term, our investment strategies are designed to provide safety and preservation of capital, and sufficient liquidity to meet the cash flow needs of our business operations.
As of December 31, 2025, we had cash and cash equivalents of $173.7 million and investments in marketable securities of $111.4 million.
From time to time, we may incur operating losses and may generate negative cash flows from operations. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business. Our primary uses of cash include payments for medical claims and other medical expenses, including physician compensation expense, general and administrative expenses, costs associated with the development of new geographies and expansion of existing geographies, debt service and capital expenditures. Final reconciliation and receipt of amounts due from payors are typically settled in arrears, following completion of the contractual program year.

We are party to various contractual obligations that we will be required to satisfy over the short and long term. The majority are discussed in the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information and primarily include the following:
•Medical claims and related payables. See Note 8 to the Consolidated Financial Statements in Item 8 of this Report for additional information.
•Debt obligations. See Note 10 to the Consolidated Financial Statements in Item 8 of this Report for additional information.
•Capital commitments. See Note 11 to the Consolidated Financial Statements in Item 8 of this Report for additional information regarding capital commitments to physician partners to support physician partner expansion and related purposes.
Based on our planned operations, we believe that our existing cash and cash equivalents, investments in marketable securities, as well as available borrowing capacity under the Credit Facility, will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our cash flows are impacted by the timing of receipts from payors. Our business normally should produce positive cash flows during periods of positive medical margin. Conversely, cash flows would be negatively impacted during periods of negative medical margin. Our cash flows may also be affected by the timing of working capital items including accounts receivable, claims payable, other receivables and payables, and cash requirement covenants under our Credit Agreement, including daily minimum balances and cash collateral for issuing letters of credit.
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
Debt Obligations
On February 18, 2021, we executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021 and the Second Amendment to Credit Agreement, dated as of May 25, 2023 (the “Credit Agreement”), which includes: (i) a $100.0 million senior secured term loan (the “Secured Term Loan,” and together with the Secured Term Loan, the “Credit Facility”) and (ii) a $100.0 million senior secured revolving credit facility (the “Secured Revolving Facility”) with a capacity to issue standby letters of credit in certain circumstances up to a maximum of $100.0 million. Subject to specified conditions and receipt of commitments, the Secured Term Loan may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $50.0 million plus (ii) an additional amount determined in accordance with a formula tied to repayment of certain of our indebtedness. The maturity date of the Credit Facility was February 18, 2026.
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
On February 10, 2026, we entered into the third amendment (the “Amendment”) to the Credit Agreement, which modified certain terms of our existing Credit Agreement. The Amendment, among other changes, (a) extended the stated maturity date from February 18, 2026 to February 18, 2028; (b) amended certain covenant “baskets” to be measured as a percentage of EBITDA rather than, or as an alternative to, Consolidated Total Assets; (c) required that Management maintain a minimum of $50.0 million in Total Cash as of the end of each Business Day; (d) conditioned certain payments, including dividends, to Holdings under the available amount “basket” on the Company achieving positive EBITDA for two consecutive trailing four-quarter periods each ending after the Third Amendment Effective Date; (e) required that any reduction in outstanding letters of credit be accompanied by a corresponding prepayment of term loans; (f) reduced the aggregate amount of revolving credit commitments from $100.0 million to $90.0 million; and (g) required cash collateralization at 103% of the amount of each letter of credit outstanding immediately prior to the Amendment effective date. Although the Secured Term Loan originally matured shortly after the balance sheet date, we completed the refinancing subsequent to December 31, 2025, but prior to the issuance of the consolidated financial statements that extended the contractual maturity of a portion of the obligation beyond one year. Accordingly, $15.8 million of the Secured Term Loan has been classified as long-term debt as of December 31, 2025, with the remaining $19.2 million classified as current with the first payment due in 2026.
Substantially concurrently with the effectiveness of the Amendment, we executed and delivered an unsecured guaranty of management’s obligations under the Credit Agreement.
For additional discussion on our debt obligations, see Note 10 to the Consolidated Financial Statements in Item 8 of this Report.
Equity
As of December 31, 2025, we had 414.7 million shares of common stock outstanding. See “—Overview and Recent Developments” above for information related to our actions to pursue a reverse stock split and Note 12 to the Consolidated Financial Statements in Item 8 of this Report for additional information about our equity transactions.
Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows. The following table sets forth changes in cash flows for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in) operating activities	$(105,763)	$(57,777)	$(156,199)
Net cash provided by (used in) investing activities	88,610	139,891	(44,019)
Net cash provided by (used in) financing activities	(2,994)	(2,583)	(193,133)
2025 Cash Flows Compared to 2024 Cash Flows
Net cash used in operating activities was $105.8 million for the year ended December 31, 2025 compared to $57.8 million for the year ended December 31, 2024. The increase in net cash used in operating activities was primarily the result of a decline in medical margin and the timing of settlements with payors. Our cash flow from operations is dependent upon the number of members on our platform, the timing and amounts of settlements with payors and the level of operating and general and administrative expenses necessary to operate and grow our business, among other factors.
Net cash provided by investing activities was $88.6 million for the year ended December 31, 2025, compared to $139.9 million for the year ended December 31, 2024. Net cash provided by investing activities in 2025 and 2024 was primarily due to proceeds from the maturities, net of investments, of marketable securities of $103.6 million and $175.4 million, respectively. Additionally, for the year ended December 31, 2025, we received proceeds of $30.1 million primarily from the repayments from loans receivable. For the years ended December 31, 2025 and 2024, we made investments of $45.1 million and $55.0 million, respectively, primarily for the acquisition of intangible assets and property and equipment.
Net cash used in financing activities was $3.0 million for the year ended December 31, 2025 compared to $2.6 million for the year ended December 31, 2024.
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
We held cash, cash equivalents, restricted cash equivalents, and marketable securities of $285.1 million and $405.6 million as of December 31, 2025 and 2024, respectively, consisting of bank deposits, certificates of deposits, money market funds, U.S. Treasury notes, and corporate debt securities. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our marketable securities. Declines in interest rates over time will reduce our investment income. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.

ITEM 8. Financial Statements and Supplementary Data
agilon health, inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of agilon health, inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of agilon health, inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Valuation of incurred but not reported claims

Description of the Matter
As of December 31, 2025, the Company’s medical claims and related payables totaled $929.8 million, substantially all of which related to the Company’s estimate for claims that have been incurred but have either not yet been received, processed, or paid and as such, not reported (“IBNR”). As discussed in Note 2 to the consolidated financial statements, management develops its IBNR liability using actuarial methods commonly used by health insurance actuaries that include a number of factors and assumptions including medical service utilization trends, changes in membership, observed medical cost trends, historical claims payment patterns and other factors.
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
Los Angeles, California
February 25, 2026

agilon health, inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$173,713	$188,231
Restricted cash and equivalents	—	5,629
Marketable securities	111,429	211,737
Receivables, net	673,793	1,017,040
Prepaid expenses and other current assets, net	137,762	35,137
Total current assets	1,096,697	1,457,774
Property, equipment, and capitalized software, net	25,417	28,169
Intangible assets, net	65,725	72,771
Goodwill	—	24,133
Other assets	83,451	151,136
Total assets	$1,271,290	$1,733,983
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Medical claims and related payables	$929,770	$931,664
Accounts payable and accrued expenses	127,477	220,342
Current portion of long-term debt	19,238	—
Total current liabilities	1,076,485	1,152,006
Long-term debt, net of current portion	15,750	34,904
Other liabilities	52,321	76,121
Total liabilities	1,144,556	1,263,031
Commitments and contingencies
Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 414,728 and 412,194 shares issued and outstanding, respectively	4,147	4,122
Additional paid-in capital	2,099,995	2,053,895
Accumulated deficit	(1,978,324)	(1,586,977)
Accumulated other comprehensive income (loss)	916	(88)
Total stockholders’ equity (deficit)	126,734	470,952
Total liabilities and stockholders’ equity (deficit)	$1,271,290	$1,733,983
The consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as agilon health, inc., together with its consolidated subsidiaries and variable interest entities (the “Company”), is the primary beneficiary of these VIEs. The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $840.2 million and $1.17 billion as of December 31, 2025 and 2024, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $1.04 billion and $1.13 billion as of December 31, 2025 and 2024, respectively. See Note 17 for additional details.
See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Medical services revenue	$5,921,341	$6,047,715	$4,307,350
Other operating revenue	11,235	12,815	9,013
Total revenues	5,932,576	6,060,530	4,316,363
Expenses:
Medical services expense	5,977,906	5,842,530	4,008,659
Other medical expenses	114,691	213,159	238,034
General and administrative	238,536	268,912	285,760
Depreciation and amortization	28,594	24,463	16,043
Impairments	36,085	3,596	—
Total expenses	6,395,812	6,352,660	4,548,496
Income (loss) from operations	(463,236)	(292,130)	(232,133)
Other income (expense):
Income (loss) from equity method investments	(1,835)	14,992	16,489
Other income (expense), net	67,616	34,489	27,840
Interest expense	(6,641)	(6,177)	(6,658)
Income (loss) before income taxes	(404,096)	(248,826)	(194,462)
Income tax benefit (expense)	(1,251)	(1,451)	(791)
Income (loss) from continuing operations	(405,347)	(250,277)	(195,253)
Discontinued operations:
Income (loss) before gain (loss) on sales	—	(1,061)	(20,002)
Gain (loss) and adjustments on sales of assets, net	14,000	(8,763)	(47,548)
Total discontinued operations	14,000	(9,824)	(67,550)
Net income (loss)	(391,347)	(260,101)	(262,803)
Noncontrolling interests’ share in (earnings) loss	—	(50)	207
Net income (loss) attributable to common shares	$(391,347)	$(260,151)	$(262,596)
Net income (loss) per common share, basic and diluted
Continuing operations	$(0.98)	$(0.61)	$(0.48)
Discontinued operations	$0.03	$(0.02)	$(0.16)
Weighted average shares outstanding, basic and diluted	413,969	410,966	408,917
See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(391,347)	$(260,101)	$(262,803)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	960	2,235	3,183
Foreign currency translation adjustment	44	(25)	79
Total comprehensive income (loss)	(390,343)	(257,891)	(259,541)
Comprehensive (income) loss attributable to noncontrolling interests	—	(50)	207
Total comprehensive income (loss) attributable to agilon health, inc.	$(390,343)	$(257,941)	$(259,334)
See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2023	412,385	$4,124	$2,106,886	$(1,064,230)	$(5,560)	$(611)	$1,040,609
Net income (loss)	—	—	—	(262,596)	—	(207)	(262,803)
Other comprehensive income (loss)	—	—	—	—	3,262	—	3,262
Exercise of stock options	2,786	28	13,686	—	—	—	13,714
Vesting of restricted stock units	899	9	(9)	—	—	—	—
Shares withheld related to net share settlement	(68)	(1)	(1,846)	—	—	—	(1,847)
Common stock repurchase	(9,615)	(96)	(201,313)	—	—	—	(201,409)
Stock-based compensation expense	—	—	69,495	—	—	—	69,495
December 31, 2023	406,387	$4,064	$1,986,899	$(1,326,826)	$(2,298)	$(818)	$661,021
Net income (loss)	—	—	—	(260,151)	—	50	(260,101)
Other comprehensive income (loss)	—	—	—	—	2,210	—	2,210
Exercise of stock options	1,508	15	2,743	—	—	—	2,758
Vesting of restricted stock units	2,652	27	(27)	—	—	—	—
Shares withheld related to net share settlement	(327)	(3)	(1,588)	—	—	—	(1,591)
Issuance of common stock	1,974	19	15,211	—	—	—	15,230
Stock-based compensation expense	—	—	50,657	—	—	—	50,657
Dissolution of partially owned entity	—	—	—	—	—	768	768
December 31, 2024	412,194	$4,122	$2,053,895	$(1,586,977)	$(88)	$—	$470,952
Net income (loss)	—	—	—	(391,347)	—	—	(391,347)
Other comprehensive income (loss)	—	—	—	—	1,004	—	1,004
Exercise of stock options	24	—	110	—	—	—	110
Vesting of restricted stock units	3,200	32	(32)	—	—	—	—
Shares withheld related to net share settlement	(690)	(7)	(3,097)	—	—	—	(3,104)
Stock-based compensation expense	—	—	49,119	—	—	—	49,119
December 31, 2025	414,728	$4,147	$2,099,995	$(1,978,324)	$916	$—	$126,734
See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(391,347)	$(260,101)	$(262,803)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	28,594	24,463	20,161
Stock-based compensation expense	49,119	50,657	69,495
Impairments	36,085	3,596	—
Loss (income) from equity method investments	1,835	(14,992)	(16,489)
Distributions of earnings from equity method investments	—	3,340	—
Gain (loss) and adjustments on sales of assets, net	(14,000)	3,784	47,548
Other, net	(5,518)	887	(4,044)
Changes in operating assets and liabilities:
Receivables, net	344,585	(74,580)	(460,365)
Prepaid expense and other current assets	(65,439)	8,405	(6,120)
Other assets	(133)	6	(397)
Medical claims and related payables	(1,894)	193,941	441,500
Accounts payable and accrued expenses	(85,585)	4,635	32,111
Other liabilities	(2,065)	(1,818)	(16,796)
Net cash provided by (used in) operating activities	(105,763)	(57,777)	(156,199)
Cash flows from investing activities:
Purchase of property and equipment	(13,242)	(13,251)	(15,830)
Purchase of intangible assets	(29,866)	(28,034)	(14,985)
Investments in loans receivable and other	(2,000)	(13,733)	(19,528)
Investments in marketable securities	(60,154)	(12,006)	(114,657)
Proceeds from maturities of marketable securities and other	193,872	206,915	164,040
Net cash paid in business combination	—	—	(45,252)
Proceeds from sale of business and property, net of cash divested	—	—	2,193
Net cash provided by (used in) investing activities	88,610	139,891	(44,019)
Cash flows from financing activities:
Proceeds from (payments for) equity issuances, net	(2,994)	1,167	11,867
Common stock repurchase	—	—	(200,000)
Repayments of long-term debt	—	(3,750)	(5,000)
Net cash provided by (used in) financing activities	(2,994)	(2,583)	(193,133)
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	(20,147)	79,531	(393,351)
Cash, cash equivalents and restricted cash and equivalents from continuing operations, beginning of year	193,860	114,329	475,912
Cash, cash equivalents and restricted cash and equivalents from discontinued operations, beginning of year	—	—	31,768
Cash, cash equivalents and restricted cash and equivalents, beginning of year	193,860	114,329	507,680
Cash, cash equivalents and restricted cash and equivalents, end of year	$173,713	$193,860	$114,329
See accompanying Notes to Consolidated Financial Statements.

agilon health, inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business
Description of Business
agilon health, inc., together with its consolidated subsidiaries and variable interest entities (the “Company”), through its partnerships and purpose-built model provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. As of December 31, 2025, the Company, through its contracted physician networks, provided care to approximately 511,000 Medicare Advantage (“MA”) members enrolled with private health plans in 12 states. Additionally, the Company participates in the Centers for Medicare & Medicaid Services' (“CMS”) Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model and Medicare Shared Savings Program (“MSSP,” and together with ACO REACH, the “CMS ACO Models”) through its equity method investments.
See Note 17 for additional information related to the Company’s involvement with VIEs.
The Company’s largest shareholder is an investment fund associated with Clayton Dubilier & Rice, LLC (“CD&R”), a private equity firm headquartered in New York, New York. All funds affiliated with CD&R are considered related parties.
On November 5, 2025, the Company received written notice (the “Notice”) from the New York Stock Exchange (the “NYSE”) informing the Company it is no longer in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of its common stock was less than $1.00 per share over a consecutive 30 trading-day period ended November 4, 2025 (the “Price Criteria for Capital or Common Stock”).
The Company can regain compliance at any time within the six-month period following receipt of the Notice if, on the last trading day of any calendar month during the cure period (or the last trading day of the cure period), it has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the prior 30 trading-day period ending on the last trading day of the applicable calendar month or the cure period. To regain compliance with the Price Criteria for Capital or Common Stock, the Company is pursuing a reverse stock split, subject to approval by its stockholders. On February 6, 2026, the Company filed a preliminary proxy statement indicating its intent to seek stockholder approval at a special meeting of stockholders for (i) an amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split of its common stock at a ratio of one-for-five to one-for-twenty-five, with the exact ratio to be set within this range by the Company’s Board of Directors in its sole discretion without further stockholder approval, and (ii) authority to adjourn the special meeting, if necessary, to solicit additional proxies if there are insufficient votes to approve the amendment.

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
Revenue Recognition and Receivables
Medical Services Revenue
Medical services revenue consists of capitation fees under contracts with various Medicare Advantage payors (“payors”). Under the typical capitation arrangement, the Company is entitled to monthly per-member, per-month (“PMPM”) fees to provide a defined range of healthcare services for Medicare Advantage health plan members (“members”) attributed to the Company’s contracted primary care physicians. In certain of the Company’s payor arrangements, it is also financially responsible for Medicare Part D pharmaceutical costs for prescriptions rendered to members. PMPM fees are determined as a percentage of the premium payors receive from the CMS for these members. The Company generally accepts full financial risk for members attributed to its contracted primary care physicians and therefore is responsible for the cost of all healthcare services required by those members. Fees are generally recorded gross in revenue because the Company is acting as a principal in coordinating and controlling the range of services provided (other than clinical decisions) under its capitation contracts with payors. Capitation contracts with payors are generally multi-year arrangements and have a single performance obligation that constitutes a series, as defined by Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers (“ASC 606”), to stand ready on a monthly basis to provide all aspects of necessary medical care to members for the contracted period. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term.

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
Each period, the Company re-examines previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period the claims are settled. The Company’s medical claims payable balance represents management’s best estimate of its liability for unpaid medical costs as of December 31, 2025 and 2024. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The Company assesses the profitability of its managed care capitation arrangements to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a loss contract reserve is recognized. Loss contract reserves as of December 31, 2025 and 2024 were $0 and $4.9 million, respectively.
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

Amortizable Intangible Assets and Goodwill
Amortizable intangible assets primarily relate to health plan contracts, trade names, provider networks and noncompete enforcement agreements. Amortizable intangible assets are amortized using the straight-line method over the useful life of these assets, generally between one and 10 years. The Company considers the period of expected cash flows and related underlying data used to measure the fair value of the intangible assets (or the length of time for a noncompete agreement) when selecting a useful life.
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
Cash, Cash Equivalents, and Restricted Cash Equivalents
Cash and cash equivalents consist of cash on hand and highly liquid financial instruments with maturities of three months or less when purchased, which includes investments in short-term money market funds. The Company maintains its cash on hand in bank deposit accounts which, at times, may exceed federally insured limits. Restricted cash and equivalents primarily consist of amounts used as collateral to secure letters of credit which the Company is required to maintain pursuant to contracts with payors. Such amounts are generally maintained in certificates of deposit to satisfy these obligations and are presented as restricted cash equivalents in the consolidated balance sheets. As of December 31, 2024, certificates of deposit totaled $5.5 million. There were no certificates of deposit as of December 31, 2025.
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
Property, Equipment, and Capitalized Software
Property and equipment are recorded at cost less accumulated depreciation. If acquired through a business combination, property and equipment are recorded at fair value at the date of acquisition. Costs incurred that significantly extend the useful life of the related assets are capitalized, while repairs and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Capitalized software consists of certain costs incurred in the development of internal-use software, including external direct costs of materials and services and applicable payroll costs of employees devoted to specific software development.
The following represents the estimated useful lives for property and equipment:

Years
Capitalized software	3
Computer equipment	3 – 5
Furniture and fixtures	5
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
On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law in the U.S., which contains a broad range of tax reform provisions. The One Big Beautiful Bill Act did not have a material impact on the Company's tax provision for the year ended December 31, 2025.
Fair Value Measurement
The Company’s financial instruments consist of cash and cash equivalents, restricted cash and cash equivalents, marketable securities (see Note 4), receivables, other liabilities, accounts payable, certain accrued expenses, and borrowings which consist of a term loan and a revolving credit facility (see Note 10). The carrying values of the financial instruments classified as current in the consolidated balance sheets approximate their fair values due to their short-term maturities. The fair values of the term loan and revolving credit facility approximate the carrying values because the interest rates on such borrowings approximate market rates as of the reporting date. Such borrowings are classified within Level 2 of the fair value hierarchy. During the years ended December 31, 2025 and 2024, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
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

Segment Reporting
The Company operates a Medicare-centric, capitated line of business and is organized as a single operating and reportable segment based on the manner in which the Company’s Chief Operating Decision Maker (“CODM”) evaluates performance and makes decisions about how to allocate resources. The Company’s CODM is the Office of the Chairman. Segment asset information, which is presented on the consolidated balance sheet, is not used by the CODM to assess performance and make decisions about how to allocate resources. The Company's segment measure of profit or loss is consolidated net income (loss). The CODM uses the segment measure of profit or loss to assess performance and make resource allocation decisions, primarily through periodic budgeting and company performance reviews. Significant expense categories included within the segment measure of profit or loss that are regularly provided to the CODM include medical services expense, other medical expense, and platform support costs. Medical services expense and other medical expense amounts are included in the consolidated statements of operations. Platform support costs were $160.0 million, $169.4 million, and $163.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. For the years ended December 31, 2025, 2024, and 2023, other segment items, which consists of general and administrative expenses (excluding platform support costs), depreciation and amortization, other income (expense), net, income tax benefit (expense), and results from discontinued operations, were $71.3 million, $95.5 million, and $168.8 million, respectively.
Disposition of Hawaii Operations
On October 31, 2023, the Company completed the disposition of MDX Hawaii, Inc. (“MDX Hawaii”), a wholly-owned subsidiary, and its related operations. MDX Hawaii is a provider network with fully-delegated risk contracts and management services organization capabilities, including claims processing and utilization management. The Company’s decision to exit Hawaii and the Independent Practice Association line of business represents a strategic shift that had a major effect on its operations and financial results. As such, the Company’s Hawaii operations are reflected in the consolidated financial statements as discontinued operations. See Note 19 for additional information.
Recent Accounting Pronouncements
In December of 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes—Improvements to Income Tax Disclosures (“ASU 2023-09”), which amends certain disclosure requirements related to income taxes. The amendments in ASU 2023-09 require public business entities on an annual basis to: (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The amendments in ASU 2023-09 can be applied on a prospective basis or retrospective application. Early adoption is permitted. The Company adopted the new guidance on a prospective basis effective January 1, 2025. The new guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The amendments in ASU 2024-03 require public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items by breaking down certain expense line items into specified natural expense categories, including purchases of inventory, employee compensation, deprecation, intangible asset amortization, and depletion. The amendments in ASU 2024-03 can be applied on a prospective basis or retrospective basis and early adoption is permitted. The amendments in ASU 2025-01 clarify the effective date of ASU 2024-03 stating that all public business entities are required to adopt the update in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. ASU 2025-01 does not change the effective date of ASU 2024-03 but was issued to provide clarity on the effective date for public business entities that do not have a calendar year-end. The Company is currently evaluating the potential impact of the adoption of ASU 2024-03 and ASU 2025-01 on the disclosures in its consolidated financial statements.
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
Revenue from Medicare Advantage payors constitutes substantially all of the Company’s total revenue for the years ended December 31, 2025, 2024, and 2023.
The following table provides the Company’s revenue concentrations with respect to major payors as a percentage of the Company’s total revenues:

	Year Ended December 31,
	2025	2024	2023
Payor A	17%	21%	22%
Payor B	16%	18%	16%
Payor C	13%	10%	14%
Payor E	10%	*	10%
_____________________________________________________________________
*Less than 10% of total revenues.
The following table provides the Company’s concentrations of credit risk with respect to major payors as a percentage of receivables, net:

	December 31,
	2025	2024
Payor B	*	11%
Payor C	15%	12%
Payor D	18%	13%
Payor E	10%	15%
Payor F	14%	*
_____________________________________________________________________
*Less than 10% of total receivables.

NOTE 4. Marketable Securities and Fair Value Measurements
Marketable Securities
The following table summarizes the Company’s marketable securities (in thousands):

	December 31, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Corporate debt securities	$6,991	$6	$—	$6,997	$110,820	$91	$(204)	$110,707
U.S. Treasury notes	103,620	813	(1)	104,432	101,059	184	(213)	101,030
	$110,611	$819	$(1)	$111,429	$211,879	$275	$(417)	$211,737
For the year ended December 31, 2025, the Company recognized total interest income, included in Other income (expense), net, of $14.7 million, of which $10.0 million was related to its marketable securities investments and $4.7 million was related to interest on cash and cash equivalent balances. For the year ended December 31, 2024, the Company recognized total interest income of $19.2 million, of which $13.4 million was related to its marketable securities investments and $5.8 million was related to interest on cash and cash equivalent balances. For the year ended December 31, 2023, the Company recognized total interest income of $27.9 million, of which $19.1 million was related to its marketable securities investments and $8.8 million was related to interest on cash and cash equivalent balances.
The following table summarizes the Company’s marketable securities maturity as of December 31, 2025 (in thousands):

Year	Amortized Cost	Fair Value
2026	$58,021	$58,275
2027	27,973	28,248
2028	24,617	24,906
	$110,611	$111,429
The following table summarizes the Company’s marketable securities with gross unrealized losses by security type aggregated by the length of time the investments have been in a continuous unrealized loss position as of December 31, 2025 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable securities:
Corporate debt securities	$—	$—	$—	$—
U.S. Treasury notes	12,932	1	—	—
	$12,932	$1	$—	$—

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
The Company’s unrealized losses from marketable securities as of December 31, 2025 and 2024 were caused primarily by interest rate increases. As of December 31, 2025, all of the Company’s marketable securities carry an investment grade rating by nationally recognized statistical rating organizations. The Company does not intend to sell marketable securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. There were no allowances for credit losses on available-for-sale marketable securities at December 31, 2025 and 2024.
Fair Value Measurements
The table below summarizes the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	December 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$—	$6,997	$—	$—	$110,707	$—
U.S. Treasury notes	104,432	—	—	101,030	—	—
	$104,432	$6,997	$—	$101,030	$110,707	$—

NOTE 5. Property, Equipment, and Capitalized Software, Net
The following table summarizes the Company’s property and equipment (in thousands):

	December 31,
	2025	2024
Computer equipment	$2,655	$3,545
Furniture and fixtures	1,185	1,774
Leasehold improvements	991	1,977
Less: accumulated depreciation	(3,299)	(4,688)
Property and equipment, net	1,532	2,608
Capitalized software	56,129	45,549
Less: accumulated depreciation	(32,244)	(19,988)
Capitalized software, net	23,885	25,561
Property, equipment, and capitalized software, net	$25,417	$28,169
For the years ended December 31, 2025, 2024, and 2023, the Company recognized $1.5 million, $1.7 million, and $1.8 million, respectively, in depreciation expense related to property and equipment, which is included in depreciation and amortization expense in the consolidated statements of operations. For the years ended December 31, 2025, 2024, and 2023, the Company recognized $13.7 million, $10.5 million, and $6.2 million, respectively, in amortization expense related to capitalized software, which is included in depreciation and amortization expense in the consolidated statements of operations.

NOTE 6. Goodwill and Amortizable Intangible Assets
The Company performs an annual assessment of its goodwill during the fourth quarter of each calendar year, or more frequently if indicators of potential impairment exist, such as an adverse change in business climate, declines in market capitalization or a decline in the overall industry demand, that would indicate it is more likely than not that the fair value of its single reporting unit is less than its carrying value.
For the year ended December 31, 2024, the Company completed the required annual goodwill impairment test during the fourth quarter and no impairment was recognized. For the year ended December 31, 2025, the Company completed the required annual goodwill impairment test during the fourth quarter and recorded a non-cash goodwill impairment charge of $24.1 million, which is included in impairments in the consolidated statements of operations, and reduced the carrying value to zero. The results of the impairment test showed that the fair value of the My Personal Health Record Express, Inc. (“mphrx”) reporting unit was lower than its carrying value. The fair value of the mphrx reporting unit was determined using the income approach by employing the discounted cash flow method, which assumptions are categorized as Level 3 inputs within the fair value hierarchy. The significant estimates used in the discounted cash flows model included the Company’s weighted average cost of capital, projected cash flows and the long-term rate of growth. In addition to the lower financial projections, decline in the Company’s market capitalization and changes in macro-economic conditions contributed to the amount of the goodwill impairment charge.
In addition to the goodwill impairment charge mentioned above, as a result of the assessment during the fourth quarter of 2025, the Company recognized a $12.0 million non-cash impairment charge, which is included in impairments in the consolidated statements of operations, primarily related to the trade name.
The following table summarizes the Company’s amortizable intangible assets as of December 31, 2025 (dollars in thousands):

	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	10	$17,213	$(6,970)	$10,243
Noncompete enforcement agreements	1-10	109,756	(54,274)	55,482
Other	5	600	(600)	—
		$127,569	$(61,844)	$65,725
The following table summarizes the Company’s amortizable intangible assets as of December 31, 2024 (dollars in thousands):

	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	30	$600	$(170)	$430
Developed technology	10	25,600	(4,693)	20,907
Noncompete enforcement agreements	1-10	94,049	(44,643)	49,406
Other	4-15	3,600	(1,572)	2,028
		$123,849	$(51,078)	$72,771
For the years ended December 31, 2025, 2024, and 2023, the Company recognized $13.4 million, $12.3 million, and $8.0 million, respectively, in amortization expense, which is included in depreciation and amortization expense in the consolidated statements of operations.

The following table summarizes the estimated annual amortization for each of the five succeeding fiscal years and thereafter as of December 31, 2025 (in thousands):

Year	Amount
2026	$12,323
2027	9,116
2028	7,800
2029	7,583
2030	7,294
Thereafter	21,609
$65,725

NOTE 7. Other Assets
The following table summarizes the Company’s other assets (in thousands):

	December 31,
	2025	2024
Loans to physician partners	$14,158	$63,155
Health plan deposits	2,077	2,051
Equity method investments	59,787	61,756
Right of use assets	3,542	8,783
Other	3,887	15,391
	$83,451	$151,136
See Note 17 for additional information on equity method investments related to the Company’ CMS ACO Models investments.
Loans to Physician Partners
Loans to physician partners primarily represent loans in connection with taxes payable on shares distributed to them in connection with the Company’s initial public offering. These loans mature between 2026 and 2031 with nominal interest compounding annually and no prepayment penalties. At December 31, 2025, $27.6 million of these loans were reclassed to Prepaid expenses and other current assets, net on the consolidated balance sheet as the maturities were less than 12 months. Such loans are stated at the amount expected to be collected.

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

	December 31,
	2025	2024	2023
Medical claims and related payables, beginning of the year	$918,394	$723,071	$339,749
Components of incurred costs related to:
Current year	5,953,295	5,798,709	3,956,874
Prior years	24,611	43,821	51,785
Discontinued operations - current year	—	—	263,214
Discontinued operations - prior years	—	—	7,008
	5,977,906	5,842,530	4,278,881
Claims paid related to:
Current year	(5,040,008)	(4,878,351)	(3,237,050)
Prior years	(961,008)	(768,856)	(344,269)
Discontinued operations - current year	—	—	(263,215)
Discontinued operations - prior years	—	—	(51,025)
	(6,001,016)	(5,647,207)	(3,895,559)
Medical claims and related payables, end of the year	$895,284	$918,394	$723,071
Beginning balance of medical claims and related payables disclosed above for December 31, 2023, include $45.9 million that are presented as current liabilities held for sale and discontinued operations. Ending balance of medical claims and related payables disclosed above for December 31, 2025 and 2024, includes $34.5 million and $13.3 million, respectively, that is recoverable from other parties under risk sharing arrangements and is presented as prepaid expenses and other current assets, net in the consolidated balance sheets.

NOTE 9. Other Liabilities
The following table summarizes the Company’s other liabilities (in thousands):

	December 31,
	2025	2024
Other long-term contingencies(1)	$35,000	$49,000
Lease liabilities, long-term	1,827	6,599
Equity method liabilities - CMS ACO Models	12,156	12,290
Other	3,338	8,232
	$52,321	$76,121
_____________________________________________________________________
(1)Represents unasserted claims.
See Note 17 for additional information on equity method liabilities related to the Company's CMS ACO Models investments.

NOTE 10. Debt
Credit Facility
On February 18, 2021, the Company executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021 and the Second Amendment to Credit Agreement, dated as of May 25, 2023, the “Credit Agreement”), which includes: (i) a $100.0 million secured term loan facility (the “Secured Term Loan”) and (ii) a $100.0 million senior secured revolving credit facility (the “Secured Revolving Facility,” and together with the Secured Term Loan, the “Credit Facility”) with a capacity to issue standby letters of credit in certain circumstances up to a maximum of $100.0 million. Subject to specified conditions and receipt of commitments, the Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $50.0 million plus (ii) an additional amount determined in accordance with a formula tied to repayment of certain of the Company’s indebtedness. The maturity date of the Credit Facility was February 18, 2026.
Effective with the Second Amendment to Credit Agreement on May 25, 2023, the Company transitioned to the Secured Overnight Financing Rate (“SOFR”) as a benchmark interest rate used in the Credit Agreement. At the Company’s option, borrowings under the Credit Facility can be either: (i) Term SOFR Rate Loans, (ii) Daily Simple SOFR Rate Loans, or (iii) Base Rate Loans, each as defined in the Credit Agreement. Daily Simple SOFR Rate Loans and Term SOFR Rate Loans bear interest at a rate equal to the sum of 3.50% and the higher of (a) SOFR, as defined in the Credit Agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 2.50% and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month SOFR rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, the Company pays a commitment fee on the unfunded Secured Revolving Facility amount of 0.375%. The Company must also pay customary letter of credit fees. As of December 31, 2025, the effective interest rate on the Secured Term Loan was 8.19%.
The Credit Facility is guaranteed by certain of the Company’s subsidiaries, including those identified as VIEs, and contain customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios. Failure to meet any of these covenants could result in an event of default under the Credit Agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. As of December 31, 2025, the Company was in compliance with all covenants under the Credit Facility.
As of December 31, 2025, the Company had $35.0 million outstanding under the Secured Term Loan and availability under the Secured Revolving Facility was $16.8 million, as the Company had outstanding letters of credit totaling $83.2 million. The standby letters of credit are automatically extended without amendment for one-year periods, unless the Company notifies the institution in advance of the expiration date that the letter will be terminated. No amounts have been drawn on the outstanding letters of credit as of December 31, 2025.
On February 10, 2026, the Company entered into the Third Amendment (the “Amendment”) to the Credit Agreement, which modified certain terms of the Credit Agreement. The Amendment, among other changes, (a) extended the stated maturity date from February 18, 2026 to February 18, 2028; (b) amended certain covenant “baskets” to be measured as a percentage of EBITDA rather than, or as an alternative to, Consolidated Total Assets; (c) required that Management maintain a minimum of $50.0 million in Total Cash as of the end of each Business Day; (d) conditioned certain payments, including dividends, to Holdings under the available amount “basket” on the Company achieving positive EBITDA for two consecutive trailing four-quarter periods each ending after the Third Amendment Effective Date; (e) required that any reduction in outstanding letters of credit be accompanied by a corresponding prepayment of term loans; (f) reduced the aggregate amount of revolving credit commitments from $100.0 million to $90.0 million; and (g) required cash collateralization at 103% of the amount of each letter of credit outstanding immediately prior to the Amendment effective date. Although the Secured Term Loan originally matured shortly after the balance sheet date, the Company completed the refinancing subsequent to December 31, 2025, but prior to the issuance of the consolidated financial statements that extended the contractual maturity of a portion of the obligation beyond one year. Accordingly, $15.8 million of the Secured Term Loan has been classified as long-term debt as of December 31, 2025, with the remaining $19.2 million classified as current.

The following table summarizes the Company’s stated term loan maturity and scheduled principal repayments as of December 31, 2025 (in thousands):

Year	Term Loan
2026	$19,250
2027	—
2028	15,750
35,000
Debt costs	(12)
$34,988
As of December 31, 2025, the Company had $10.2 million outstanding surety bonds related to health plan payor risk-bearing capital contributions.

NOTE 11. Commitments and Contingencies
Legal Proceedings
From time to time, the Company is a party to, or has a significant relationship to, legal proceedings, lawsuits, and other claims that are in the ordinary course of the Company’s business. Except as described below, the Company is not aware of any other legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition, results of operations or cash flows. The Company’s policy is to expense legal costs as they are incurred.
In February and March 2024, three class action lawsuits were filed and later consolidated as one matter captioned In re agilon health, inc. Securities Litigation, 1:24-cv-00297 (W.D. Tex.) (the “Consolidated Securities Matter”). The Consolidated Securities Matter names the Company and certain current and former members of the Company’s executive team and Board of Directors as defendants, among others. The Consolidated Securities Matter generally asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”), in connection with statements made between April 2021 and February 2024 in the Company’s annual and quarterly reports, investor presentations, and earnings releases related to, among other things, the Company’s financial guidance, medical margin and Adjusted EBITDA results, growth strategy, and data management. The Consolidated Securities Matter seeks compensatory damages, judgment interest, attorney’s fees and costs, and other unspecified equitable and/or injunctive relief. The Company and other defendants filed motions to dismiss the complaint on November 8, 2024. On or about August 15, 2025, the court issued an order on the motions to dismiss, dismissing some of the claims against the defendants and allowing others to proceed into the discovery phase of litigation. The court dismissed all claims under the Securities Act and certain portions of plaintiffs’ Exchange Act claims. Following the order, the Company and certain of the individual defendants filed a motion requesting clarification as to whether any claims remained against the Company’s Chief Technology Officer and Chief Experience Officer. Separately, defendant CD&R and certain of its affiliates filed a motion for clarification and/or reconsideration regarding certain aspects of the Court’s order. Both motions have been fully briefed and remain pending. Discovery is ongoing, and the court has entered a case schedule that contemplates discovery continuing over the first three quarters of 2026.
On December 31, 2025, a separate putative securities class action, Vandersluis v. agilon health, Inc., 1:25-cv-07167 (E.D.N.Y.) was filed in the United States District Court for the Eastern District of New York (“Vandersluis”). Vandersluis names the Company and certain current and former members of the Company’s executive team and Board of Directors as defendants and alleges violations of Sections 10(b) and 20(a) of the Exchange Act in connection with statements made between February 2025 and August 2025 in the Company’s quarterly reports and earnings releases related to, among other things, the Company’s financial guidance, medical margin and Adjusted EBITDA results. The proposed class period is February 26 through August 4, 2025. Vandersluis was filed on behalf of stockholders who purchased or otherwise acquired shares of the Company’s common stock between February 26 and August 4, 2025, and seeks monetary damages on behalf of the purported class.
The Company intends to vigorously oppose the Consolidated Securities Matter and Vandersluis matter, but is unable to predict the outcome or estimate any ultimate individual or aggregate amount of monetary liability or financial impact due to the early stages of the litigation.

In May and October 2024, two putative stockholder derivative class action lawsuits were filed: (1) Douglas v. Steven J. Sell et al., 1:24-cv-00531 (W.D. Tex.) and (2) Bingham v. Steven J. Sell et al., 1:24-cv-01181 (W.D. Tex.) (the “Consolidated Derivative Matters”). The Consolidated Derivative Matters name the Company and certain current and former members of the Company’s executive team and Board of Directors as defendants. The Consolidated Derivative Matters generally assert claims under Sections 14(a) and 10(b) of the Exchange Act, as well as common law claims including breach of fiduciary duty, among others, in connection with statements made between April 2021 and February 2024 in the Company’s annual and quarterly reports, investor presentations, and earnings releases related to, among other things, the Company’s financial guidance, medical margin and Adjusted EBITDA results, growth strategy, and data management. The Douglas lawsuit also asserts claims under Section 20(a) of the Exchange Act in connection with the same allegations and seeks contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act. The Consolidated Derivative Matters seek compensatory damages, restitution, punitive damages, attorney’s fees and costs, and other relief. The plaintiff in the Douglas action also seeks corporate governance reforms. The Consolidated Derivative Matters were consolidated in November 2024 into In re agilon health, inc. Shareholder Derivative Litigation, 1:24-cv-00531-DII (W.D. Tex.). The Consolidated Derivative Matters were stayed during the motion to dismiss phase for the Consolidated Securities Matter. On or about December 17, 2025, defendants filed a motion to lift the stay after the parties were unable to reach agreement on the extent to which the stay should remain in place while the motions for clarification and/or reconsideration remain pending in the Consolidated Securities Matter. That motion is currently pending before the court, and the Plaintiffs have requested leave to amend their complaint
.
On or about September 18, 2025, a third putative stockholder derivative class action lawsuit was filed in federal court in Ohio, titled Bushansky v. Steven J. Sell et al., 2:25-cv-01068 (S.D. Ohio). The allegations in this lawsuit are substantially the same as those asserted in the Consolidated Derivative Matters, alongside new allegations including that the Company’s 2024 Proxy Statement contained misrepresentations. On January 14, 2026, the Court granted the defendants’ motion to transfer the Ohio lawsuit to the Western District of Texas, where it would likely be consolidated with the Consolidated Derivative Matters. On January 22, 2026, the plaintiff filed a Notice of Voluntary Dismissal of his Complaint pursuant to Federal Rule of Civil Procedure 41(a) and 23.1(c). The court dismissed the Bushansky case without prejudice on January 23, 2026.
On February 12, 2026, a putative stockholder derivative action lawsuit was filed in the United States District Court for the Eastern District of New York, titled Sinha v. Sell et al., 1:26-cv-00846 (E.D.N.Y.) (“Sinha”). Sinha names the Company and certain current and former members of the Company’s executive team and Board of Directors as defendants. Sinha generally asserts claims under Sections 14(a) and 10(b) of the Exchange Act, as well as common law claims including breach of fiduciary duty, among others, in connection with statements made between February 2025 and August 2025 in the Company’s quarterly reports and earnings releases related to, among other things, the Company’s financial guidance, medical margin, and Adjusted EBITDA results. Sinha seeks corporate governance reforms, restitution, attorney’s fees and costs, and other relief.
The Company intends to vigorously oppose the Consolidated Derivative Matters and Sinha matter but is unable to predict the outcome or estimate any ultimate individual or aggregate amount of monetary liability or financial impact due to the early stages of the litigation.
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
Contractual Obligations
The following table summarizes the Company’s contractual obligations, excluding debt service obligations (see Note 10), as of December 31, 2025 (in thousands):

	Total	2026	2027-2028	2029-2030	More than Five Years
Capital commitments(1)	$61,640	$23,996	$25,701	$7,012	$4,931
_____________________________________________________________________
(1)Represents capital commitments to physician partners to support physician partner expansion and related purposes.

NOTE 12. Common Stock
Common Stock
As of December 31, 2025, the Company’s authorized capital stock consisted of 2.0 billion shares of common stock, par value $0.01 per share. Every holder of record of common stock entitled to vote at a meeting of stockholders is entitled to one vote for each share outstanding.
During the year ended December 31, 2025, the Company issued approximately 2.5 million shares of common stock primarily in connection with exercises and vesting of stock-based awards.
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

NOTE 13. Stock-Based Compensation
The Company offers certain employees the ability to purchase common stock of the Company and/or receive common stock options under its Amended and Restated Stock Incentive Plan (the “Plan”) that was approved by the stockholders. In connection with the Company’s initial public offering, the Company’s Board of Directors approved the agilon health, inc. 2021 Omnibus Equity Incentive Plan (the “Omnibus Incentive Plan”). As of December 31, 2025, the Company is authorized to grant 144.6 million shares related to employee stock options, of which 77.7 million shares remain available for grant as of December 31, 2025. Shares granted are not transferrable, except upon the employee’s death, repurchase by the Company, or with the Company’s consent.
The Omnibus Incentive Plan provides for the grant of stock options, restricted stock awards, restricted stock units (“RSUs”), performance-based awards, and other awards. Stock options expire 10 years after the date of grant and forfeiture of awards is recognized as it occurs. The stock options granted under the Plan generally consist of: (i) stock options that vest in three to four equal annual installments, subject to the employee’s continued service until the applicable vesting date (the “Base Options”), and (ii) stock options that vest if CD&R realizes a certain return on its investment, subject to the employee’s continuous employment through such date and beyond, in certain grants (the “Upside Options”).

Stock Options
Base Options. Compensation cost for Base Options is recognized on a straight-line basis generally over the requisite vesting period of three to four years. The fair value of each Base Option was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical equity volatility of comparable publicly traded companies. The expected term of Base Options is calculated via the simplified method and reflects the midpoint between the vesting date and the end of the contractual term, as our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The risk-free rates utilized for periods throughout the contractual life of Base Options are based on U.S. Treasury security yields at the time of grant.
The assumptions used for the Black-Scholes option pricing model to determine the fair value of Base Options granted are as follows:

	December 31,
	2025	2024	2023
Risk-free interest rate	4.03% -4.48%	4.45% - 4.65%	3.43% - 4.37%
Expected dividends	$—	$—	$—
Expected volatility	67.08% -67.14%	59.25% - 59.43%	55.42% - 65.04%
Expected term (in years)	6.01	6.25	6.25
The Company’s outstanding Base Options consisted of the following (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding as of January 1, 2025	9,163	$7.29
Granted	5,232	4.00
Exercised	(24)	4.50
Forfeited	(5,725)	6.33
Stock options outstanding as of December 31, 2025	8,646	$6.37	6.4	$—
Expected to vest as of December 31, 2025	4,789	$4.92	8.9	$—
Exercisable as of December 31, 2025	3,857	$8.18	3.4	$—
The weighted-average grant-date fair value of Base Options granted during the years ended December 31, 2025, 2024, and 2023 was $4.00, $3.03, and $15.30, respectively, per option. The total intrinsic value of Base Options exercised for the years ended December 31, 2025, 2024, and 2023 was $23.3 thousand, $1.2 million, and $27.0 million, respectively. During the year ended December 31, 2025, the Company recognized $7.9 million of stock-based compensation expense related to Base Options. During the year ended December 31, 2024, the total stock-based compensation expense related to Base Options was $8.3 million. During the year ended December 31, 2023, the total stock-based compensation expense related to Base Options was $10.0 million, of which $0.1 million is recorded in income (loss) from discontinued operations in the consolidated statements of operations.
As of December 31, 2025, the Company had $9.7 million of total unrecognized compensation cost related to non-vested Base Options, which is expected to be recognized over a weighted-average period of approximately two years.
Upside Options. Upside Options vested when CD&R realized a certain return on its investment, subject to the employee’s continuous employment through such date and beyond, in certain grants. During the years ended December 31, 2025, 2024, and 2023, the Company recognized $0.3 million, $1.0 million, and $1.6 million, respectively, of stock-based compensation expense related to Upside Options. The fair value of Upside Options was estimated on the date of grant using the Monte Carlo simulation model.

The Company’s outstanding Upside Options consisted of the following (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding as of January 1, 2025	6,962	$6.75
Forfeited	(2,673)	10.63
Stock options outstanding as of December 31, 2025	4,289	$4.66	1.5	$—
Exercisable as of December 31, 2025	4,289	$4.66	1.5	$—
Restricted Stock Units
Restricted stock awards, including RSUs and performance stock units are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant. The fair market value of RSUs, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting. RSUs, which vest based solely upon passage of time and requisite service generally vest over the requisite period of three to four years. Performance stock units, which are RSUs that vest dependent upon attainment of various levels of performance that equal or exceed threshold levels, generally vest in their entirety at the end of the relevant performance period, generally three years. The number of shares that ultimately vest can vary from 0% to 400% of target depending on the level of achievement of the performance criteria. The fair value of RSUs and performance stock units are determined based on the closing market price of the Company’s shares on the grant date. The value of the shares withheld to settle tax withholding obligations is dependent on the closing market price of the Company’s common stock on the trading date prior to the relevant transaction occurring.
The following table summarizes employee restricted stock award activity, including performance stock units, for the year ended December 31, 2025 (units in thousands):

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2025	11,072	$7.13
Granted	12,795	3.76
Vested	(2,235)	9.55
Forfeited	(5,407)	5.20
Unvested as of December 31, 2025	16,225	4.76
For the years ended December 31, 2025, 2024, and 2023, the Company recognized $28.5 million, $18.0 million, and $25.0 million (of which $0.1 million is recorded in income (loss) from discontinued operations in the consolidated statements of operations), respectively, of stock-based compensation expense related to RSUs, including performance-based units. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2025, 2024, and 2023 was $3.76, $4.68, and $26.36, respectively. The total fair value of RSUs vested during 2025 was $21.3 million. As of December 31, 2025, the Company had $89.1 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Certain of the Company’s agreements provide for the granting of certain stock-based instruments to third parties (the “Physician Partners Equity Awards”). The Company’s Board of Directors approved 13.7 million shares to be granted as Physician Partners Equity Awards, of which 4.3 million shares remain available for grant as of December 31, 2025. The fair market value of restricted stock units, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting. RSUs, which vest based solely upon passage of time and requisite service generally vest over the requisite period of two years. Performance stock units, which are restricted stock units that vest dependent upon attainment of various levels of performance that equal or exceed threshold levels, generally vest in their entirety at the end of the relevant performance period, from one to four years. The number of shares that ultimately vest can vary from 0% to 125% of target depending on the level of achievement of the performance criteria. The fair value of RSUs, including performance stock units, are determined based on the closing market price of the Company’s shares on the grant date. No shares are withheld to settle tax withholding obligations of the physician partners.

The following table summarizes Physician Partners Equity Awards activity, including performance stock units, for the year ended December 31, 2025 (units in thousands):

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2025	6,786	$16.24
Vested	(965)	16.17
Forfeited	(1,107)	12.74
Unvested as of December 31, 2025	4,714	16.46
For the years ended December 31, 2025, 2024, and 2023 the Company recognized $12.4 million, $23.4 million, $32.9 million, respectively, of stock-based compensation expense related to Physician Partner Equity Awards. The weighted-average grant-date fair value of Physician Partner Equity Awards granted during the years ended December 31, 2024 and 2023 was $8.65, and $16.99, respectively. There were no Physician Partner Equity Awards granted during the year ended December 31, 2025. As of December 31, 2025, the Company had $45.2 million of total unrecognized compensation cost related to Physician Partner Equity Awards, which is expected to be recognized over a weighted-average period of approximately two years.

NOTE 14. Income Taxes
The components of income before income tax provision, based on tax jurisdiction, consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Income before income taxes:
Domestic	$(404,885)	$(251,969)	$(197,304)
Foreign	789	3,143	2,842
Total	$(404,096)	$(248,826)	$(194,462)
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

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$(109)	$119
State	766	91	1,382
Foreign	725	1,254	893
	1,491	1,236	2,394
Deferred:
Federal	(546)	849	(1,070)
State	690	(492)	(399)
Foreign	(384)	(142)	(134)
	(240)	215	(1,603)
Income tax expense (benefit)	$1,251	$1,451	$791

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows (in thousands):

	Year Ended December 31, 2025
	$	%
U.S. federal statutory tax	$(84,860)	21%
State and local income taxes, net of federal income tax effect(1)	1,363	—%
Foreign tax effects	162	—%
Effect of cross-border tax laws	16	—%
Tax credits
Changes in valuation allowances	71,916	(18)%
Nontaxable or nondeductible items
Goodwill impairment	4,928	(1)%
Stock Based Compensation	4,413	(1)%
Other	2,187	(1)%
Changes in unrecognized tax benefits	34	—%
Other adjustments	1,092	—%
Income tax expense (benefit)	$1,251	—%
_____________________________________________________________________
(1)State taxes in Florida and Kentucky made up the majority (greater than 50%) of the tax effect in this category.
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Computed tax at U.S. federal statutory rate of 21%	$(52,253)	$(40,837)
Increase (decrease) in taxes resulting from:
Foreign rate differential	446	162
State taxes, net of federal impact	(404)	713
Stock-based compensation	6,900	(6,366)
Nondeductible compensation	1,919	5,430
Permanent differences	101	424
Valuation allowance	46,629	40,240
Other, net	(1,887)	1,025
Income tax expense (benefit)	$1,451	$791
The net deferred tax liability comprises the tax effect of temporary differences between U.S. GAAP and tax reporting related to the recognition of income and expenses. The net deferred income tax liabilities are included in other liabilities in the consolidated balance sheets. Components of the net deferred tax liability consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred income tax assets:
Net operating and capital losses	$477,990	$404,964
Accrued expenses	13,509	20,692
Transaction costs	559	710
Stock-based compensation	14,462	14,329
Lease liabilities	891	2,703
Fixed assets	5,416	—
Intangible assets	390	—
Other, net	37	3,856
Total deferred income tax assets	$513,254	$447,254
Deferred income tax liabilities:
ROU assets	$(890)	$(2,606)
Intangible assets	(253)	(3,114)
Investments in marketable securities	(1,175)	(1,603)
Investments in partnerships and affiliates	(8,101)	(12,985)
Other, net	(408)	—
Total deferred income tax liabilities	$(10,827)	$(20,308)
Valuation allowance	(503,962)	(428,717)
Net deferred income tax liabilities	$(1,535)	$(1,771)
The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In making this assessment, the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized in future periods. As of December 31, 2025 and 2024, the Company believed that it is more likely than not that its deferred tax assets in excess of deferred tax liabilities will not be realized. Accordingly, the Company has provided a valuation allowance of $504.0 million and $428.7 million on the Company’s deferred tax assets as of December 31, 2025 and 2024, respectively. The increase in valuation allowance of $75.3 million recorded in current year activities is primarily attributable to current year losses. The net deferred tax liability as of December 31, 2025 principally relates to deferred tax liabilities associated with long-term investments in partnerships and affiliates, which are expected to reverse against net operating losses which can only offset 80% of taxable income. The Company evaluated the impact of goodwill impairment on tax-deductible goodwill and determined that it did not materially impact the tax provision due to a full valuation allowance on its United States federal and state net deferred tax assets.
As of December 31, 2025, the Company has federal, state, and foreign net operating losses of $2.0 billion, $1.2 billion, and $0.3 million, respectively. As of December 31, 2024, the Company has federal and state operating losses of $1.7 billion and $1.1 billion, respectively. As of December 31, 2025, $1.9 billion of the total federal net operating losses are carried forward as indefinite-lived net operating losses. The remaining net operating losses are carried forward and will expire beginning in 2027 if unutilized. Utilization of these operating loss carryforwards may be subject to an annual limitation based on changes in ownership, as defined by Section 382 of the Internal Revenue Code of 1986, as amended. As of December 31, 2025, $51.4 million and $52.1 million of the Company’s federal and state net operating loss carryforward, respectively, are attributable to prior acquisition transactions and are subject to Section 382 limitations. The Company’s analysis indicates that none of the acquired net operating loss carryforwards will expire unutilized solely as a result of the Section 382 limitations.

Unrecognized Tax Benefits
As of December 31, 2025, the Company had unrecognized tax benefits of $5.4 million, $1.0 million of which, if recognized, would impact its effective tax rate. As of December 31, 2024, the Company had unrecognized tax benefits of $5.3 million, $1.0 million of which, if recognized, would impact its effective tax rate. As of December 31, 2023, the Company had unrecognized tax benefits of $5.5 million, $1.0 million of which, if recognized, would impact its effective tax rate.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2025	2024	2023
Balance at beginning of the year	$5,343	$5,471	$5,212

Additions related to current year acquisition	—	—	722
Additions related to current year tax positions	37	192	79
Reductions related to settlements with taxing authorities	—	(320)	(542)
Balance at end of the year	$5,380	$5,343	$5,471
As of December 31, 2025, the Company recorded a liability for unrecognized tax benefit of $1.0 million. As of December 31, 2024, the Company recorded a liability for unrecognized tax benefit of $1.0 million. As of December 31, 2023, the Company recorded a liability for unrecognized tax benefit of $1.4 million, inclusive of $0.8 million of accrued interest and penalties. During the year ended December 31, 2024, the Company reversed $0.3 million of tax liability, $0.2 million of accrued interest, and $0.1 million of penalties on unrecognized tax benefits due to payments of an amended state return related to the period ended June 30, 2016 and statute of limitation release on state return related to period ended June 30, 2015. During the year ended December 31, 2023, the Company reversed $0.5 million of tax liability, $0.2 million of accrued interest, and $0.2 million of penalties on unrecognized tax benefits due to payments of an amended state return related to the period ended June 30, 2016.
The Company operates in several taxing jurisdictions, including U.S. federal, multiple U.S. states, and foreign jurisdictions. The statute of limitations has expired for all tax years prior to 2022 for federal, prior to 2021 for various state tax purposes, and prior to 2020 for non-U.S. jurisdictions. However, the net operating loss generated on the Company’s federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.
For additional information regarding income taxes and unrecognized tax benefits related to discontinued operations, see Note 19.
As of December 31, 2025 and 2024, the Company has unremitted earnings from subsidiaries outside of the U.S. on which no deferred tax liability has been recorded. The Company’s intention is to indefinitely reinvest these earnings outside the United States. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both state income taxes and withholding taxes payable to various foreign countries. The amounts of such tax liabilities that might be payable upon repatriation of foreign earnings are not material.

For the year ended December 31, 2025, income taxes paid by (refunded to) the Company consisted of the following (in thousands):

Federal	$—
State
Kentucky	256
North Carolina	(124)
Pennsylvania	(698)
Tennessee	225
All other	41
Foreign
India	857
All other	19
Income taxes paid (refunded), net	$576
For the years ended December 31, 2024 and 2023, the Company paid income taxes of $1.8 million and $5.4 million, respectively.
On October 8, 2021, the Organization for Economic Cooperation and Development (“OECD”) released the Pillar Two model rules introducing a 15% global minimum tax under the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting. In December 2022, the European Union (“EU”) Member States formally adopted the EU Pillar Two Framework (“Pillar Two Framework”). Certain countries have enacted this tax law change, with an effective date starting January 1, 2024 and January 1, 2025, for certain aspects of the directive. The Company considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and concluded there was no material impact to its tax provision for 2025.

NOTE 15. Net Income (Loss) Per Common Share
Basic net income (loss) per common share (“EPS”) is computed based upon the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed based upon the weighted average number of common shares outstanding plus the impact of common shares issuable from the assumed conversion of stock options, certain performance RSUs and unvested RSUs. Only those instruments having a dilutive impact on basic EPS are included in diluted EPS during the periods presented.

The following table illustrates the computation of basic and diluted EPS (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator
Income (loss) from continuing operations	$(405,347)	$(250,277)	$(195,253)
Noncontrolling interests’ share in (earnings) loss from continuing operations	—	(50)	207
Net income (loss) attributable to common stockholders before discontinued operations	(405,347)	(250,327)	(195,046)
Income (loss) from discontinued operations	14,000	(9,824)	(67,550)
Net income (loss) attributable to common stockholders	$(391,347)	$(260,151)	$(262,596)
Denominator
Weighted average shares outstanding, basic and diluted	413,969	410,966	408,917
Net income (loss) per share attributable to common stockholders
Net income (loss) per common share from continuing operations, basic and diluted	$(0.98)	$(0.61)	$(0.48)
Net income (loss) per common share from discontinued operations, basic and diluted	$0.03	$(0.02)	$(0.16)
Basic net income (loss) per share is the same as diluted net income (loss) per share for the years ended December 31, 2025, 2024, and 2023 as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table provides the potential shares of common stock that were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive (in thousands):

	December 31,
	2025	2024	2023
Stock options - service only condition	8,646	9,163	9,430
Stock options - market and performance condition(1)	4,289	6,962	7,826
Restricted stock units	20,939	17,858	10,065
_____________________________________________________________________
(1)Market and performance conditions were satisfied during 2021.

NOTE 16. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow information:
Interest paid	$5,663	$4,597	$5,798
Supplemental disclosure of non-cash investing and financing activities:
Settlement of liabilities through issuance of stock(1)	—	15,230	—
Right-of-use asset obtained in exchange for new operating lease liability	1,657	372	2,953
_____________________________________________________________________
(1)For additional information regarding stock issuance, see Note 17.

The following table summarizes cash, cash equivalents and restricted cash equivalents (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$173,713	$188,231
Restricted cash and equivalents	—	5,629
Cash, cash equivalents and restricted cash equivalents	$173,713	$193,860

NOTE 17. Variable Interest Entities
Consolidated Variable Interest Entities
agilon health, inc.’s consolidated assets and liabilities as of December 31, 2025 and 2024 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to agilon health, inc.
agilon health, inc.’s consolidated assets and liabilities include VIE assets and liabilities as follows (in thousands):

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$69,242	$78,650
Restricted cash equivalents	—	5,627
Receivables, net	672,773	1,015,753
Prepaid expenses and other current assets, net	37,831	17,725
Property and equipment, net	632	1,255
Intangible assets, net	55,482	49,406
Other assets, net	4,233	4,790
Liabilities
Medical claims and related payables	929,770	931,664
Accounts payable and accrued expenses	105,157	199,432
Other liabilities	1,285	2,270
Risk-bearing Entities. At December 31, 2025, the Company operates 33 wholly owned risk-bearing entities (“RBEs”) for the purpose of entering into risk-bearing contracts with payors. Each RBE’s equity at risk is considered insufficient to finance its activities without additional support, and, therefore, each RBE is considered a VIE. The Company consolidates the RBEs as it has determined that it is the primary beneficiary because it has: (i) the ability to control the activities that most significantly impact the RBEs’ economic performance; and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the RBEs. Specifically, the Company has the unilateral ability and authority, through the RBE governance and management agreements, to make significant decisions about strategic and operating activities of the RBEs, including negotiating and entering into risk-bearing contracts with payors, and approving the RBEs’ annual operating budgets. The Company also has the obligation to fund losses of the RBEs and the right to receive a significant percentage of any financial surplus generated by the RBEs. The assets of the RBEs primarily consist of cash and cash equivalents, receivables, net, intangible assets, net, and other assets. Its obligations primarily consist of medical claims and related payables as well as operating expenses of the RBEs (accounts payable and accrued expenses), including incentive compensation obligations to the Company’s physician partners. On February 18, 2021, the Company executed the Credit Facility, which is guaranteed by certain of the Company’s VIEs. Assets generated by the RBEs (primarily from medical services revenues) may be used, in certain limited circumstances, to settle the Company’s contractual debt obligations.

Unconsolidated Variable Interest Entities
As of December 31, 2025, the Company had 11 equity method investments (liabilities), including nine wholly owned CMS ACO Models entities discussed below, that were deemed to be VIEs. The Company has determined that the activities that most significantly impact the performance of these VIEs consist of the allocation of resources to and other decisions related to clinical activities and provider contracting decisions. Because the Company does not have the ability to control these activities due to another party’s control of the VIEs’ board of directors, the Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs. The Company provided support to assist its CMS ACO Models investments in obtaining surety bonds related to risk-bearing capital contributions to CMS. As of December 31, 2025 and 2024, the CMS ACO Models investments had $131.6 million and $65.2 million, respectively, outstanding surety bonds. The Company's maximum loss exposure as a result of the Company’s involvement with the VIEs cannot be quantified as the Company has the obligation to provide ongoing operational support to the unconsolidated VIEs, as needed.
Equity Method Investments
The following table summarizes the Company’s equity method investees (in thousands):

	December 31,
	2025	2024
Equity method investments - Other(1)	$9,354	$9,365
Equity method investments - CMS ACO Models(1)	50,433	52,391
Equity method liabilities - CMS ACO Models(2)	(12,156)	(12,290)
_____________________________________________________________________
(1)Included in Other assets, net in the consolidated balance sheets.
(2)Included in Other liabilities in the consolidated balance sheets.
The Company is a partner in nine wholly owned CMS ACO Models investments in collaboration with 13 of its physician group partners operating in 12 geographies as of December 31, 2025. The combined summarized operating results of the Company’s CMS ACO Models investments, which are recognized as equity income (loss), are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Medical services revenue	$1,693,036	$1,814,618	$1,160,978
Medical services expense	(1,539,486)	(1,667,806)	(1,024,468)
Other medical expenses(1)	(90,501)	(89,788)	(96,154)
Income (loss) from operations(2)	(5,032)	22,687	22,500
Net income (loss)(3)	(1,824)	15,050	16,336
_____________________________________________________________________
(1)The years ended December 31, 2025, 2024, and 2023, include physician compensation expenses of $58.9 million, $58.4 million, and $53.7 million, respectively. The year ended December 31, 2023, includes $15.2 million of physician compensation expenses to reduce the physician partners’ compensation percentage in current and future years in exchange for the Company’s common stock. The Company recognized such liability in accounts payable and accrued expenses as of December 31, 2023. The common stock shares were issued in February 2024.
(2)The years ended December 31, 2025, 2024, and 2023, include operating and administrative expenses for services provided by the Company of $50.1 million, $14.9 million, and $2.9 million, respectively.
(3)Included in Income (loss) from equity method investments in the condensed consolidated statements of operations.

The combined summarized balance sheet of the Company’s CMS ACO Models investments are as follows (in thousands):

	December 31,
	2025	2024
Current assets	$222,398	$444,963
Noncurrent assets	4,033	1,894
Total assets	226,431	446,857
Current and total liabilities	188,155	406,756

NOTE 18. Related Party Transactions
Significant Stockholders
During the year ended December 31, 2023, the Company recognized general and administrative expenses of $1.7 million to administered secondary offerings of shares of its common stock sold by CD&R and did not receive any proceeds from any sale of shares of its common stock. CD&R controls Gentiva Health Services (“Gentiva”). Gentiva wholly owns Illumia Health, LLC (“Illumia”). For the year ended December 31, 2025, the Company incurred expenses of $8.4 million for provider services delivered by Illumia. As of December 31, 2025, the Company had an outstanding receivable from Illumia of $5.2 million. The Company has not entered into any other material transactions with CD&R for the periods presented.
Equity Method Investments
For the years ended December 31, 2025, 2024, and 2023, the Company incurred expenses of $7.0 million, $8.0 million, and $8.9 million, respectively for provider services delivered by Population Health, LLC, which is accounted for under the equity method based on a 49% equity ownership interest held by the Company. As of December 31, 2025 and 2024, the Company had an outstanding payable to Population Health, LLC of $0.6 million and $1.2 million, respectively.
For the years ended December 31, 2025, 2024, and 2023, the Company recognized revenue of $3.5 million, $3.9 million, and $1.6 million, respectively, for technology services rendered to its CMS ACO Models investments. For the years ended December 31, 2025, 2024, and 2023, the Company recognized other income of $50.1 million, $14.9 million, and $2.9 million, respectively, for operational and administrative services provided by the Company. As of December 31, 2025 and 2024, the Company had an outstanding receivable from the CMS ACO Models of $51.3 million and $7.0 million, respectively.

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

The results of discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues:
Medical services revenue	$—	$—	$266,279
Other operating revenue	—	—	414
Total revenues	—	—	266,693
Expenses:
Medical services expense	—	—	270,222
Other medical expenses	—	1,420	8,732
General and administrative	—	(930)	4,151
Depreciation and amortization	—	—	4,118
Income (loss) from operations	—	(490)	(20,530)
Other income (expense), net	—	(571)	646
Gain (loss) and adjustments on sales of assets, net	14,000	(8,763)	(47,548)
Interest expense	—	—	(118)
Net income (loss) from discontinued operations attributable to common shares	$14,000	$(9,824)	$(67,550)
The following table provides significant non-cash operating items for discontinued operations that are included in the consolidated statements of cash flows (in thousands) for the year ended December 31, 2023:

Non-cash operating activities from discontinued operations:
Depreciation and amortization	$4,118
Stock-based compensation expense	169
Other non-cash items	169

Schedule I: Condensed Financial Information Of Registrant
agilon health, inc.
(Parent Company Only)
CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Prepaid expenses and other current assets, net	$19,807	$404
Total current assets	19,807	404
Investment in wholly owned subsidiary	91,853	417,481
Loans receivable	14,158	53,155
Total assets	$125,818	$471,040
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 414,728 and 412,194 shares issued and outstanding, respectively	$4,147	$4,122
Additional paid-in capital	2,099,995	2,053,895
Accumulated deficit	(1,978,324)	(1,586,977)
Total stockholders' equity (deficit)	125,818	471,040
Total liabilities and stockholders’ equity (deficit)	$125,818	$471,040
See accompanying Notes to the Condensed Financial Statements.

agilon health, inc.
(Parent Company Only)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
General and administrative	$—	$(1,152)	$—
Equity in net income (loss) of subsidiary	(391,805)	(259,595)	(263,233)
Interest income	458	596	637
Net income (loss) attributable to common shares	$(391,347)	$(260,151)	$(262,596)
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
Condensed statements of cash flows have not been presented, as Parent did not have any cash as of, or for the years ended December 31, 2025, 2024 and 2023; see Note 3 for additional information on issuance of common stock.

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

NOTE 3. Equity
A discussion of Parent’s stockholders’ equity activities for the years ended December 31, 2025, 2024, and 2023 can be found in Note 12 in “Notes to the Consolidated Financial Statements” of the agilon health, inc. consolidated financial statements.
There were no cash dividends paid to Parent from agilon’s consolidated subsidiaries for the years ended December 31, 2025, 2024 and 2023.
Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands) for the year ended December 31, 2024:

Supplemental disclosure of non-cash financing activities:
Settlement of liabilities through issuance of stock(1)	$15,230
_____________________________________________________________________
(1)For additional information regarding stock issuance, see Note 17 in “Notes to the Consolidated Financial Statements” of the agilon health, inc. consolidated financial statements.

NOTE 4. Stock Incentive Plan
A discussion of Parent’s Stock Incentive Plan for the years ended December 31, 2025, 2024 and 2023 can be found in Note 13 in the section, “Notes to the Consolidated Financial Statements” of the agilon health, inc. consolidated financial statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our interim principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
As of December 31, 2025, our management, under the supervision and with the participation of our interim principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, as of December 31, 2025, our interim principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our consolidated financial statements.
Management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2025. Based on this evaluation, management has concluded that controls were effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, our independent registered public accounting firm, who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears under Item 9A Controls and Procedures.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended) during our fourth quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2025.
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
Opinion on Internal Control Over Financial Reporting
We have audited agilon health, inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, agilon health, inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 25, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
February 25, 2026

ITEM 9B. Other Information
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K under the Act).
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
The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.
ITEM 11. Executive Compensation
The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.
ITEM 14. Principal Accounting Fees and Services
The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
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

10.7
Third Amendment to Credit Agreement, dated as of February 10, 2026, among agilon health, inc., agilon health management, inc. (f/k/a agilon health, inc.), Agilon Health Intermediate Holdings, Inc., the Subsidiary Guarantors party thereto, the Lenders and Issuers from time to time party thereto and J.P. Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 16 2026.

10.8
Parent Guaranty, dated as of February 10, 2026, between agilon health, inc., in favor of J.P. Morgan Chase Bank, N.A., as administrative agent for itself, and the Lenders and Issuers from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 16, 2026).

10.9
Employment Agreement, dated as of May 4, 2020, by and among Steven J. Sell, agilon health, inc. and agilon management, inc. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (Registration No. 333-254435) filed March 18, 2021).†

10.10
Employment Agreement, dated as of April 4, 2022, by and between Benjamin Shaker and agilon health, inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 5, 2022).†

10.11
Employment Agreement, dated as of March 31, 2022, by and between Girish Venkatachaliah and agilon health, inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed May 5, 2022).†

10.12
Employment Agreement, as amended, with an effective date of June 3, 2024, by and among Jeffrey Schwaneke and agilon health, inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 6, 2024).†

10.13	Amended and Restated Employment Agreement, dated as of January 1, 2026, by and between Jeffrey Schwaneke and Agilon Health Holdings, Inc. and agilon management , inc.†*

10.14	Employee Restricted Stock Unit Agreement, dated as of January 1, 2026, by and between Jeffrey Schwaneke and agilon health, inc.†*

10.15
Amended and Restated agilon health, inc. Stock Incentive Plan, dated as of April 27, 2017 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (Registration No. 333-254435) filed March 18, 2021).†

10.16	Form of Indemnification Agreement – Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K December 5, 2024).†

10.17	Form of Indemnification Agreement – Officers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K December 5, 2024).†

10.18	agilon health, inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.19	agilon health, inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.20	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.21	Form of Employee Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.22	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.23	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-8 (Registration No. 333-255228) filed April 14, 2021).†

10.24	Form of Employee Performance Restricted Stock Unit Agreement - Stock Appreciation Goal (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed August 6, 2024).†

10.25	Form of Employee Performance Restricted Stock Unit Agreement – Transformational Goal (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 4, 2025).†

19.1	agilon health, inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed February 25, 2025).

21.1	List of Subsidiaries of agilon health, inc. as of December 31, 2025.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by Benjamin Shaker, agilon’s interim Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Jeffrey Schwaneke, agilon’s Principal Financial Officer and interim Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Benjamin Shaker, agilon’s interim Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Jeffrey Schwaneke, agilon’s Principal Financial Officer and interim Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

97.1	agilon health, inc. Policy Regarding Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed February 27, 2024).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*
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
Dated: February 25, 2026

agilon health, inc. (Registrant)

/s/ BENJAMIN SHAKER
Benjamin Shaker
Chief Markets Officer and Member of the Office of the Chairman
(Interim Principal Executive Officer)

/s/ JEFFREY SCHWANEKE
Jeffrey Schwaneke
Chief Financial Officer and Member of the Office of the Chairman
(Principal Financial Officer and Interim Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BENJAMIN SHAKER	Chief Markets Officer and Member of the Office of the Chairman	February 25, 2026
Benjamin Shaker	(Interim Principal Executive Officer)

/s/ JEFFREY SCHWANEKE	Chief Financial Officer and Member of the Office of the Chairman	February 25, 2026
Jeffrey Schwaneke	(Principal Financial Officer and Interim Principal Executive Officer)

/s/ TIMOTHY GERTSCH	Chief Accounting Officer	February 25, 2026
Timothy Gertsch	(Principal Accounting Officer)

/s/ RONALD A. WILLIAMS	Chairman of the Board	February 25, 2026
Ronald A. Williams

/s/ RAVI SACHDEV	Vice Chairman of the Board	February 25, 2026
Ravi Sachdev

/s/ SHARAD MANSUKANI, M.D.	Director	February 25, 2026
Sharad Mansukani, M.D.

/s/ WILLIAM WULF, M.D.	Director	February 25, 2026
William Wulf, M.D.

/s/ KAREN MCLOUGHLIN	Director	February 25, 2026
Karen McLoughlin

/s/ DIANA L. MCKENZIE	Director	February 25, 2026
Diana L. McKenzie

/s/ SILVANA BATTAGLIA	Director	February 25, 2026
Silvana Battaglia