Form 10-Q
period 2026-03-31
agilon health, inc.
filed 2026-05-06
CIK 1831097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
At April 30, 2026, there were 16,683,786 shares of the registrant’s $0.01 par value common stock outstanding.

agilon health, inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
agilon health, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$139,987	$173,713
Restricted cash and equivalents	71,579	—
Marketable securities	91,424	111,429
Receivables, net	899,745	673,793
Prepaid expenses and other current assets, net	118,438	137,762
Total current assets	1,321,173	1,096,697
Property, equipment, and capitalized software, net	24,887	25,417
Intangible assets, net	62,446	65,725
Other assets	96,432	83,451
Total assets	$1,504,938	$1,271,290
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Medical claims and related payables	$1,055,097	$929,770
Accounts payable and accrued expenses	202,482	127,477
Current debt	14,746	19,238
Total current liabilities	1,272,325	1,076,485
Long-term debt	15,279	15,750
Other liabilities	35,901	52,321
Total liabilities	1,323,505	1,144,556

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 16,606 and 16,589 shares issued and outstanding, respectively	166	166
Additional paid-in capital	2,110,196	2,103,976
Accumulated deficit	(1,929,408)	(1,978,324)
Accumulated other comprehensive income (loss)	479	916
Total stockholders’ equity (deficit)	181,433	126,734
Total liabilities and stockholders’ equity (deficit)	$1,504,938	$1,271,290
The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as agilon health, inc., together with its consolidated subsidiaries and VIEs (the “Company”), is the primary beneficiary of these VIEs. As of March 31, 2026 and December 31, 2025, the condensed consolidated balance sheets included total assets of the Company’s consolidated VIEs totaling $1.06 billion and $840.2 million, respectively, and total liabilities totaling $1.23 billion and $1.04 billion, respectively. See Note 12 for additional details.
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Medical services revenue	$1,418,549	$1,529,879
Other operating revenue	1,911	2,903
Total revenues	1,420,460	1,532,782
Expenses:
Medical services expense	1,269,628	1,401,867
Other medical expenses	85,817	80,193
General and administrative	54,231	65,956
Depreciation and amortization	6,787	6,876
Total expenses	1,416,463	1,554,892
Income (loss) from operations	3,997	(22,110)
Other income (expense):
Income (loss) from equity method investments	11,733	12,672
Other income (expense), net	16,025	9,261
Interest expense	(1,811)	(1,515)
Income (loss) before income taxes	29,944	(1,692)
Income tax benefit (expense)	(28)	(196)
Income (loss) from continuing operations	29,916	(1,888)
Discontinued operations:
Adjustments on sale of assets, net	19,000	14,000
Net income (loss) attributable to common shares	$48,916	$12,112

Basic earnings per common share:
Continuing operations	$1.80	$(0.11)
Discontinued operations	1.15	0.84
Net income (loss) attributable to common shares	$2.95	$0.73

Diluted earnings per common share:
Continuing operations	$1.80	$(0.11)
Discontinued operations	1.14	0.84
Net income (loss) attributable to common shares	$2.94	$0.73

Weighted average shares outstanding
Basic	16,599	16,517
Diluted	16,662	16,517
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$48,916	$12,112
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(466)	612
Foreign currency translation adjustment	29	19
Total comprehensive income (loss) attributable to agilon health, inc.	$48,479	$12,743
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)
For the three months ended March 31, 2026:

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2026	16,589	$166	$2,103,976	$(1,978,324)	$916	$126,734
Net income (loss)	—	—	—	48,916	—	48,916
Other comprehensive income (loss)	—	—	—	—	(437)	(437)
Vesting of restricted stock units	19	—	—	—	—	—
Shares withheld related to net share settlement	(2)	—	(35)	—	—	(35)
Stock-based compensation expense	—	—	6,255	—	—	6,255
March 31, 2026	16,606	$166	$2,110,196	$(1,929,408)	$479	$181,433
For the three months ended March 31, 2025:

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2025	16,487	$165	$2,057,852	$(1,586,977)	$(88)	$470,952
Net income (loss)	—	—	—	12,112	—	12,112
Other comprehensive income (loss)	—	—	—	—	631	631
Vesting of restricted stock units	34	—	—	—	—	—
Shares withheld related to net share settlement	(1)	—	(161)	—	—	(161)
Stock-based compensation expense	—	—	16,720	—	—	16,720
March 31, 2025	16,520	$165	$2,074,411	$(1,574,865)	$543	$500,254
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$48,916	$12,112
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,787	6,876
Stock-based compensation expense	6,255	16,720
Loss (income) from equity method investments	(11,733)	(12,672)
Adjustments on sale of assets, net	(19,000)	(14,000)
Other, net	931	(2,229)
Changes in operating assets and liabilities	(8,428)	(38,794)
Net cash provided by (used in) operating activities	23,728	(31,987)
Cash flows from investing activities:
Purchases of property, equipment, and capitalized software	(3,101)	(3,849)
Purchase of intangible assets	(25)	(7,034)
Investments in marketable securities	—	(47,517)
Proceeds from maturities of marketable securities and other	22,398	35,311
Net cash provided by (used in) investing activities	19,272	(23,089)
Cash flows from financing activities:
Proceeds from (payments for) equity issuances, net	(35)	(161)
Debt issuance costs	(1,612)	—
Repayments of long-term debt	(3,500)	—
Net cash provided by (used in) financing activities	(5,147)	(161)
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	37,853	(55,237)
Cash, cash equivalents and restricted cash and equivalents, beginning of period	173,713	193,860
Cash, cash equivalents and restricted cash and equivalents, end of period	$211,566	$138,623
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Business
Description of Business
agilon health, inc., together with its consolidated subsidiaries and VIEs (the “Company”), through its partnerships and purpose-built model, provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. As of March 31, 2026, the Company, through its contracted physician networks, provided care to approximately 426,300 Medicare Advantage members enrolled with private health plans. Additionally, the Company participates in the Centers for Medicare & Medicaid Services’ (“CMS”) Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model and Medicare Shared Savings Program (“MSSP,” and together with ACO REACH, the “CMS ACO Models”) through its equity method investments.
The Company’s largest shareholder is an investment fund associated with Clayton Dubilier & Rice, LLC (“CD&R”), a private equity firm. All funds affiliated with CD&R are considered related parties.
Reverse Stock Split
On March 30, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-25 reverse stock split of the Company’s issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each twenty-five shares of common stock issued and outstanding was automatically reclassified, combined, and converted into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive fractional shares automatically became entitled to receive cash in lieu of such fractional share. Proportional adjustments were made to the number of shares of common stock awarded and available for issuance under the Company’s equity incentive plans, as well as the exercise price and the number of shares issuable upon the exercise or conversion of the Company’s outstanding stock options and other equity securities under the Company’s equity incentive plans. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. All common stock, stock options, restricted stock units, and per share information presented within these condensed consolidated financial statements have been adjusted to reflect the Reverse Stock Split on a retroactive basis for all periods presented.

NOTE 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of agilon health, inc., its wholly-owned subsidiaries, and joint ventures and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. See Note 12 for additional discussions related to the Company’s involvement with VIEs. All adjustments (consisting of normal recurring adjustments unless otherwise indicated), which the Company considers necessary to present fairly its financial position, results of operations, and cash flows, have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
Segment Reporting
The Company operates a Medicare-centric, capitated line of business and is organized as a single operating and reportable segment based on the manner in which the Company’s Chief Operating Decision Maker (“CODM”) evaluates performance and makes decisions about how to allocate resources. The Company’s CODM is the Office of the Chairman. Segment asset information, which is presented on the consolidated balance sheet, is not used by the CODM to assess performance and make decisions about how to allocate resources. The Company's segment measure of profit or loss is consolidated net income (loss). The CODM uses the segment measure of profit or loss to assess performance and make resource allocation decisions, primarily through periodic budgeting and company performance reviews. Significant expense categories included within the segment measure of profit or loss that are regularly provided to the CODM include medical services expense, other medical expense, and platform support costs. Medical services expense and other medical expense amounts are included in the consolidated statements of operations. Platform support costs were $37.6 million and $44.2 million for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, other segment items, which consists of general and administrative expenses (excluding platform support costs), depreciation and amortization, other income (expense), net, income tax benefit (expense), and results from discontinued operations, were $(21.5) million and $(5.6) million, respectively.
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
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The amendments in ASU 2024-03 require public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items by breaking down certain expense line items into specified natural expense categories, including purchases of inventory, employee compensation, deprecation, intangible asset amortization, and depletion. The amendments in ASU 2024-03 can be applied on a prospective basis or retrospective basis and early adoption is permitted. The amendments in ASU 2025-01 clarify the effective date of ASU 2024-03 stating that all public business entities are required to adopt the update in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. ASU 2025-01 does not change the effective date of ASU 2024-03 but was issued to provide clarity on the effective date for public business entities that do not have a calendar year-end. The Company is currently evaluating the potential impact of the adoption of ASU 2024-03 and ASU 2025-01 on the disclosures in its condensed consolidated financial statements.
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

NOTE 3. Revenue, Receivables, and Concentration of Credit Risk
Medical Services Revenue
Medical services revenue consists of capitation fees under contracts with various Medicare Advantage payors (“payors”). These contracts are within the scope of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), and therefore the Company applies the following five-step model when recognizing revenue:
i.Identify the contract(s) with a customer;
ii.Identify the performance obligations in the contract;
iii.Determine the transaction price;
iv.Allocate the transaction price to the performance obligations in the contract; and
v.Recognize revenue when, or as, the performance obligation is satisfied.
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
The transaction price for the Company’s capitation contracts is variable, as the PMPM fees to which the Company is entitled are subject to periodic adjustment under CMS’s risk adjustment payment methodology. CMS deploys a risk adjustment model that determines premiums paid to all payors according to each member’s health status and certain demographic factors. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from various settings. The Company and healthcare providers collect and submit the necessary and available diagnosis data to payors and such data is utilized by the Company to estimate risk adjustment payments to be received in subsequent periods. Estimating variable consideration related to risk adjustment involves judgment. Risk adjustment-related revenues are estimated using the most likely amount method. In determining the amount of variable consideration to include in the transaction price, the Company evaluates whether such estimates are constrained by assessing the likelihood and magnitude of a potential revenue reversal when uncertainties are resolved. This assessment considers factors such as the completeness and accuracy of diagnosis data submitted, historical experience with risk adjustment settlements, the extent of remaining uncertainty in CMS’s final calculations, contractual terms including risk corridors and settlement provisions, and the time period until such uncertainties are resolved. The Company includes variable consideration in revenue only to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any such uncertainty is resolved. The Company’s estimates of variable consideration are subject to variability due to the range of possible outcomes associated with CMS’s final risk adjustment settlements, which are typically not issued until 12 to 18 months after the start of the performance year. As actual amounts may differ from estimates, the Company reassesses these estimates each reporting period as additional information becomes available and any changes in estimates are recognized as adjustments to medical services revenue in the period the change is identified.
PMPM fees are also subject to adjustment for incentives or penalties based on the achievement of certain quality metrics defined in the Company’s contracts with payors. Estimating incentive revenue also requires judgment. The Company recognizes incentive revenue using the most likely amount method and applies a similar constraint assessment, including consideration of historical performance against quality measures, current performance trends, and remaining measurement uncertainty. Incentive revenue is recognized as the performance obligation is satisfied and only to the extent that it is probable that a significant reversal of incentive revenue will not occur once any such uncertainty is resolved.
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
Concentration
The Company contracts with various payors whereby the Company is entitled to monthly PMPM fees to provide a defined range of healthcare services for members attributed to its contracted primary care physicians. The Company generally accepts full financial risk for such members and therefore is responsible for the cost of all healthcare services required by them. Substantially all of the Company’s receivable balances are from a small number of payors. Revenue from Medicare Advantage payors constitutes substantially all of the Company’s total revenue for the three months ended March 31, 2026 and 2025. Estimating revenue earned from these payors requires judgment and for the three months ended March 31, 2026 and 2025, changes to these estimates have resulted in approximately 1% impact on total medical services revenue recognized.
The following table provides the Company’s revenue concentrations with respect to major payors as a percentage of the Company’s total revenues:

	Three Months Ended March 31,
	2026	2025
Payor A	22%	17%
Payor B	24%	17%
Payor C	*	11%
Payor E	10%	*
___________________________________________
*Less than 10% of total revenues.

The following table provides the Company’s concentrations of credit risk with respect to major payors as a percentage of receivables, net:

	March 31, 2026	December 31, 2025
Payor A	17%	*
Payor B	11%	*
Payor C	*	15%
Payor D	13%	18%
Payor E	13%	10%
Payor F	*	14%
___________________________________________
*Less than 10% of total receivables.

NOTE 4. Marketable Securities and Fair Value Measurements
Marketable Securities
The following table summarizes the Company’s marketable securities (in thousands):

	March 31, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$—	$—	$—	$—	$6,991	$6	$—	$6,997
U.S. Treasury notes	91,072	352	—	91,424	103,620	813	(1)	104,432
	$91,072	$352	$—	$91,424	$110,611	$819	$(1)	$111,429
For the three months ended March 31, 2026, the Company recognized total interest income (included in other income (expense), net in the condensed consolidated statements of operations) of $2.8 million, of which $1.6 million was related to its marketable securities investments and $1.2 million was related to interest on cash and cash equivalent balances. For the three months ended March 31, 2025, the Company recognized total interest income (included in other income (expense), net in the condensed consolidated statements of operations) of $4.3 million, of which $3.1 million was related to its marketable securities investments and $1.2 million was related to interest on cash and cash equivalent balances.
The following table summarizes the Company’s marketable securities maturity as of March 31, 2026 (in thousands):

Year	Amortized Cost	Fair Value
2026	$38,435	$38,561
2027	27,976	28,095
2028	24,661	24,768
	$91,072	$91,424

The Company had no marketable securities with gross unrealized losses as of March 31, 2026. The following table summarizes the Company’s marketable securities with gross unrealized losses by security type aggregated by the length of time the investments have been in a continuous unrealized loss position as of December 31, 2025 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$—	$—	$—	$—
U.S. Treasury notes	12,932	1	—	—
	$12,932	$1	$—	$—
The Company’s unrealized losses from marketable securities as of December 31, 2025 were caused primarily by interest rate increases. As of March 31, 2026, all of the Company’s marketable securities carry an investment grade rating by nationally recognized statistical rating organizations. There was no allowance for credit losses on available-for-sale marketable securities at March 31, 2026 or December 31, 2025.
Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, restricted cash and equivalents, marketable securities, receivables, other liabilities, accounts payable, certain accrued expenses, and borrowings which consist of a term loan and a revolving credit facility. The carrying values of the financial instruments classified as current in the consolidated balance sheets approximate their fair values due to their short-term maturities. The fair values of the term loan and revolving credit facility approximate the carrying values because the interest rates on such borrowings approximate market rates as of the reporting date. Such borrowings are classified within Level 2 of the fair value hierarchy. During the three months ended March 31, 2026 and 2025, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
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
The table below summarizes the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	March 31, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$—	$—	$—	$—	$6,997	$—
U.S. Treasury notes	91,424	—	—	104,432	—	—
	$91,424	$—	$—	$104,432	$6,997	$—

NOTE 5. Other Assets
The following table summarizes the Company’s other assets (in thousands):

	March 31, 2026	December 31, 2025
Loans to physician partners	$13,427	$14,158
Health plan deposits	2,077	2,077
Equity method investments(1)	72,147	59,787
Right-of-use lease assets	5,241	3,542
Other	3,540	3,887
	$96,432	$83,451
___________________________________________
(1)See Note 12 for additional discussion related to the Company's equity method investments related to the Company’ CMS ACO Models investments.
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
Each period, the Company re-examines previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period the claims are settled. The Company’s medical claims payable balance represents management’s best estimate of its liability for unpaid medical costs as of March 31, 2026 and 2025. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.

The following table presents the components of changes in medical claims and related payables (in thousands):

	March 31,
	2026	2025
Medical claims and related payables, beginning of the year	$895,284	$918,395
Components of incurred costs related to:
Current year	1,281,895	1,369,611
Prior years	(12,267)	32,256
	1,269,628	1,401,867
Claims paid related to:
Current year	(436,608)	(421,710)
Prior years	(712,982)	(801,235)
	(1,149,590)	(1,222,945)
Medical claims and related payables, end of the period	$1,015,322	$1,097,317
Medical claims and related payables also include $39.8 million and $34.5 million, as of March 31, 2026 and December 31, 2025, respectively, that is recoverable from other parties under risk sharing arrangements and is presented as prepaid expenses and other current assets, net in the condensed consolidated balance sheets.

NOTE 7. Other Liabilities
The following table summarizes the Company’s other liabilities (in thousands):

	March 31, 2026	December 31, 2025
Other long-term contingencies	$16,000	$35,000
Lease liabilities, long-term	3,375	1,827
Equity method liabilities – CMS ACO Models(1)	12,782	12,156
Other	3,744	3,338
	$35,901	$52,321
__________________________________________
(1)See Note 12 for additional discussion related to the Company's equity method liabilities related to its CMS ACO Models investments.

NOTE 8. Debt
On February 18, 2021, the Company executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021, the Second Amendment to Credit Agreement, dated as of May 25, 2023, the Third Amendment to Credit Agreement, dated as of February 12, 2026 (the “Third Amendment”), and the Fourth Amendment to Credit Agreement, dated as of April 9, 2026, the “Credit Agreement”), which includes: (i) a secured term loan facility (the “Secured Term Loan Facility”) and (ii) a senior secured revolving credit facility (the “Secured Revolving Facility,” and together with the Secured Term Loan Facility, the “Credit Facility”). The Third Amendment, among other changes, (a) extended the stated maturity date from February 18, 2026 to February 18, 2028; (b) amended certain covenant “baskets” to be measured as a percentage of EBITDA rather than, or as an alternative to, Consolidated Total Assets; (c) required that the Company maintains a minimum of $50.0 million in Total Cash as of the end of each Business Day; (d) conditioned certain payments, including dividends, to Holdings under the available amount “basket” on the Company achieving positive EBITDA for two consecutive trailing four-quarter periods each ending after the Third Amendment effective date; (e) required that any reduction in outstanding letters of credit be accompanied by a corresponding prepayment of term loans; (f) reduced the aggregate amount of revolving credit commitments from $100.0 million to $90.0 million; and (g) required cash collateralization at 103% of the amount of each letter of credit outstanding (recorded as restricted cash on the condensed consolidated balance sheets). Concurrently with the effectiveness of the Third Amendment, the Company executed and delivered an unsecured guaranty of management’s obligations under the Credit

Agreement. All capitalized terms used herein, but not defined herein, shall have the meanings ascribed to such terms in the Third Amendment.
As of March 31, 2026, the Company had $31.5 million outstanding under the Secured Term Loan Facility and availability under the Secured Revolving Facility was $20.8 million, as the Company had outstanding letters of credit totaling $69.2 million. The standby letters of credit are automatically extended without amendment for one-year periods, unless the Company notifies the institution in advance of the expiration date that the letter will be terminated. No amounts have been drawn on the outstanding letters of credit as of March 31, 2026.
The Secured Overnight Financing Rate (“SOFR”) is used as a benchmark interest rate in accordance with the Credit Agreement. At the Company’s option, borrowings under the Credit Facility can be either: (i) Term SOFR Rate Loans, (ii) Daily Simple SOFR Rate Loans, or (iii) Base Rate Loans, each as defined in the Credit Agreement. Daily Simple SOFR Rate Loans and Term SOFR Rate Loans bear interest at a rate equal to the sum of 3.50% and the higher of (a) SOFR, as defined in the Credit Agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 2.50% and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month SOFR rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, the Company pays a commitment fee on the unfunded Secured Revolving Facility amount of 0.375%. The Company must also pay customary letter of credit fees. As of March 31, 2026, the effective interest rate on the Secured Term Loan Facility was 9.423%.
The Credit Facility is guaranteed by certain of the Company’s subsidiaries, including those identified as VIEs, and contain customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios. Failure to meet any of these covenants could result in an event of default under the Credit Agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. As of March 31, 2026, the Company was in compliance with all covenants under the Credit Facility.
As of March 31, 2026, the Company had $31.2 million outstanding surety bonds related to health plan payor risk-bearing capital contributions.

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
In February and March 2024, three putative securities class action lawsuits were filed and subsequently consolidated as In re agilon health, inc. Securities Litigation, No. 1:24-cv-00297 (W.D. Tex.) (the “Consolidated Securities Matter”). The Consolidated Securities Matter names the Company and certain current and former executive officers and directors of the Company, among others as defendants and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the “Securities Act”) based on alleged misstatements between April 2021 and February 2024 in the Company’s annual and quarterly reports, investor presentations and earnings releases concerning, among other things, financial guidance, medical margin, Adjusted EBITDA, growth strategy, and data management. The Consolidated Securities Matter seeks compensatory damages, judgment interest, attorney’s fees and costs, and other unspecified equitable and/or injunctive relief. In August 2025, the court dismissed certain claims, including all Securities Act claims and portions of the Exchange Act claims, and allowed others to proceed. In April 2026, the court denied defendants’ motion for clarification and granted, in part, defendants’ motion for reconsideration. Discovery is ongoing.
In May and October 2024, two putative stockholder derivative actions were filed and subsequently consolidated as In re agilon health, inc. Shareholder Derivative Litigation, No. 1:24-cv-00531 (W.D. Tex.) (the “Consolidated Derivative Matter”). These actions name the Company and certain current and former executive officers and directors of the Company as defendants. The Consolidated Derivative Matter generally assert claims under Sections 14(a), 10(b) and 20(a) of the Exchange Act, as well as common law claims including breach of fiduciary duty, among others, based on allegations similar to those in the Consolidated Securities Matter. The Consolidated Derivative Matter seeks compensatory and punitive damages, corporate governance reforms, restitution, contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act, attorney’s fees and costs, and other relief. The proceedings were stayed during the motion to dismiss phase for the Consolidated Securities Matter and resumed in March 2026. Plaintiffs filed an amended complaint in April 2026.
In September 2025, a putative stockholder derivative class action lawsuit was filed in federal court in Ohio, titled Bushansky v. Steven J. Sell et al., 2:25-cv-01068 (S.D. Ohio) naming the Company and certain current and former executive officers and directors of the Company. The allegations in this lawsuit are substantially the same as those asserted in the Consolidated Derivative Matter, alongside new allegations including that the Company’s 2024 Proxy Statement contained misrepresentations. On January 14, 2026, the Court granted the defendants’ motion to transfer the Ohio lawsuit to the Western District of Texas, where it would likely be consolidated with the Consolidated Derivative Matters. On January 22, 2026, the plaintiff filed a Notice of Voluntary Dismissal of his Complaint pursuant to Federal Rule of Civil Procedure 41(a) and 23.1(c). The court dismissed the Bushansky case without prejudice on January 23, 2026.
On December 31, 2025, a putative securities class action, Vandersluis v. agilon health, Inc., No. 1:25-cv-07167 (E.D.N.Y.), was filed, naming the Company and certain current and former executive officers and directors of the Company as defendants. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act based on alleged misstatements between February and August 2025 in the Company’s quarterly reports and earnings releases related to, among other things, the Company’s financial guidance, medical margin and Adjusted EBITDA results and seeks damages on behalf of a purported class of stockholders. On April 28, 2026, the court formally appointed Lead Plaintiff and Lead Counsel and will be entering a scheduling order with a deadline for filing an amended complaint.
On February 12, 2026, a putative stockholder derivative action lawsuit, Sinha v. Sell et al., No. 1:26-cv-00846 (E.D.N.Y.) (“Sinha”), was filed, naming the Company and certain current and former executive officers and directors of the Company as defendants. Sinha asserts claims under Sections 14(a) and 10(b) of the Exchange Act, as well as common law claims including breach of fiduciary duty, among others, in connection with statements made between February 2025 and August 2025 in the Company’s quarterly reports and earnings releases related to, among other things, the Company’s financial guidance, medical margin, and Adjusted EBITDA results. Sinha seeks corporate governance reforms, restitution, attorney’s fees and costs, and other relief. The parties have entered into a stipulation to stay this lawsuit until the earlier of dismissal of the related securities class action (Vandersluis) or the close of discovery in that action.
The Company intends to vigorously defend the foregoing matters; however, at this time, the Company is unable to predict the outcome or reasonably estimate a range of possible loss.

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

The following table illustrates the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator
Income (loss) from continuing operations	$29,916	$(1,888)
Income (loss) from discontinued operations	19,000	14,000
Net income (loss) attributable to common stockholders	$48,916	$12,112
Denominator
Weighted average shares outstanding – basic	16,599	16,517
Weighted average shares outstanding – diluted	16,662	16,517
Basic earnings per common share:
Continuing operations	$1.80	$(0.11)
Discontinued operations	1.15	0.84
Net income (loss) attributable to common shares	$2.95	$0.73
Diluted earnings per common share:
Continuing operations	$1.80	$(0.11)
Discontinued operations	1.14	0.84
Net income (loss) attributable to common shares	$2.94	$0.73
The following table provides the potential shares of common stock that were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive (in thousands):

	March 31,
	2026	2025
Stock options	882	644
Restricted stock units	353	667

NOTE 11. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow information:
Interest paid	$1,519	$1,348
Income taxes paid	434	334
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	2,146	1,534
The following table summarizes cash, cash equivalents and restricted cash equivalents (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$139,987	$173,713
Restricted cash and equivalents	71,579	—
Cash, cash equivalents and restricted cash equivalents	$211,566	$173,713

NOTE 12. Variable Interest Entities
Consolidated Variable Interest Entities
agilon health, inc.’s consolidated assets and liabilities as of March 31, 2026 and December 31, 2025 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to agilon health, inc.
agilon health, inc.’s consolidated assets and liabilities include VIE assets and liabilities as follows (in thousands):

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$61,419	$69,242
Receivables, net	898,947	672,773
Prepaid expenses and other current assets, net	43,627	37,831
Property and equipment, net	535	632
Intangible assets, net	52,561	55,482
Other assets, net	4,081	4,233
Liabilities
Medical claims and related payables	1,055,097	929,770
Accounts payable and accrued expenses	171,862	105,157
Other liabilities	1,175	1,285
Risk-bearing Entities. At March 31, 2026, the Company operates 32 wholly-owned risk-bearing entities (“RBEs”) for the purpose of entering into risk-bearing contracts with payors. Each RBE’s equity at risk is considered insufficient to finance its activities without additional support, and, therefore, each RBE is considered a VIE. The Company consolidates the RBEs as it has determined that it is the primary beneficiary because it has: (i) the ability to control the activities that most significantly impact the RBEs’ economic performance; and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the RBEs. Specifically, the Company has the unilateral ability and authority, through the RBE governance and management agreements, to make significant decisions about strategic and operating activities of the RBEs, including negotiating and entering into risk-bearing contracts with payors, and approving the RBEs’ annual operating budgets. The Company also has the obligation to fund losses of the RBEs and the right to receive a significant percentage of any financial surplus generated by the RBEs. The assets of the RBEs primarily consist of cash and cash equivalents, receivables, net, intangible assets, net, and other assets. Its obligations primarily consist of medical claims and related payables as well as operating expenses of the RBEs (accounts payable and accrued expenses), including incentive compensation obligations to the Company’s physician partners. On February 18, 2021, the Company executed the Credit Facility, which is guaranteed by certain of the Company’s VIEs. Assets generated by the RBEs (primarily from medical services revenues) may be used, in certain limited circumstances, to settle the Company’s contractual debt obligations.
Unconsolidated Variable Interest Entities
As of March 31, 2026, the Company had 11 equity method investments (liabilities), including nine wholly-owned CMS ACO Models entities discussed below, that were deemed to be VIEs. The Company has determined that the activities that most significantly impact the performance of these VIEs consist of the allocation of resources to and other decisions related to clinical activities and provider contracting decisions. Because the Company does not have the ability to control these activities due to another party’s control of the VIEs’ board of directors, the Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs. The Company provided support to assist its CMS ACO Models investments in obtaining surety bonds related to risk-bearing capital contributions to CMS. As of March 31, 2026 and December 31, 2025, the CMS ACO Models investments had $96.3 million and $131.6 million, respectively, of outstanding surety bonds. The Company's maximum loss exposure as a result of the Company’s involvement with the unconsolidated VIEs cannot be quantified as the Company has the obligation to provide ongoing operational support to the unconsolidated VIEs, as needed.

Equity Method Investments
The following table summarizes the Company’s equity method investees (in thousands):

	March 31, 2026	December 31, 2025
Equity method investments - Other(1)	$9,428	$9,354
Equity method investments - CMS ACO Models(1)	62,719	50,433
Equity method liabilities - CMS ACO Models(2)	(12,782)	(12,156)
___________________________________________
(1)Included in Other assets, net in the condensed consolidated balance sheets.
(2)Included in Other liabilities in the condensed consolidated balance sheets.
At March 31, 2026, the Company is a partner in nine wholly-owned CMS ACO Models investments in collaboration with 12 of its physician group partners operating in 12 geographies. The combined summarized operating results of the Company’s CMS ACO Models investments are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Medical services revenue	$439,845	$413,465
Medical services expense	(367,698)	(351,853)
Other medical expenses(1)	(40,084)	(36,242)
Income (loss) from operations(2)	14,836	16,213
Net income (loss)(3)	11,659	12,677
___________________________________________
(1)The three months ended March 31, 2026 and 2025, includes physician incentive expenses of $33.7 million and $27.8 million, respectively.
(2)The three months ended March 31, 2026 and 2025, includes operating expenses for services provided by the Company of $12.5 million and $4.2 million, respectively.
(3)Included in Income (loss) from equity method investments in the condensed consolidated statements of operations.
The combined summarized balance sheet of the Company’s CMS ACO Models investments are as follows (in thousands):

	March 31, 2026	December 31, 2025
Current assets	$490,582	$222,398
Noncurrent assets	2,932	4,033
Total assets	493,514	226,431
Current and total liabilities	443,579	188,155

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
Cautionary Language Regarding Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q (the “Report”) that are not historical factual statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in several places throughout this Report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, our financial position, results of operations, cash flows, prospects, growth strategies, and our management transition.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition, and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this report. A number of important factors, including, without limitation, the risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
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
•our use of algorithms, artificial intelligence, and machine learning in our business and challenges with properly managing the development and use of these technologies;
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
•non-compliance with the New York Stock Exchange could result in a delisting of our securities;
•lawsuits not covered by insurance and securities class action litigation;
•sustainability issues;
•our stock price may be volatile;
•risks related to management transitions, including the transition to our new Chief Executive Officer, and our ability to effectively manage leadership changes; and
•risks related to other factors discussed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Recent Accounting Pronouncements
Overview and Recent Developments
Our business is transforming healthcare by empowering the primary care physicians (“PCPs”) to be the agent for change in the communities they serve. We believe that PCPs, with their intimate patient-physician relationships, are best positioned to drive meaningful change in quality, cost, and patient experience when provided with the right infrastructure and payment model. Through our combination of the agilon platform, a long-term partnership model with existing physician groups, and a growing network of like-minded physicians, we believe we are poised to revolutionize healthcare for seniors across communities throughout the United States. We believe our purpose-built model provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. Our model operates by forming risk-bearing entities (“RBEs”) within local geographies, which enter into arrangements with payors providing for monthly payments to manage the total healthcare needs of our physician partners’ attributed patients (or, global capitation arrangements). The RBEs also contract with agilon to perform certain functions and enter into long-term professional service agreements with one or more anchor physician groups pursuant to which the anchor physician groups receive a base compensation rate and share in the savings from successfully improving quality of care and reducing costs.
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
First Quarter 2026 Results:
•Total revenue of $1.4 billion decreased 7% from three months ended March 31, 2025.
•Gross profit of $65 million, compared to $51 million in three months ended March 31, 2025.
•Medical margin of $149 million, compared to $128 million in three months ended March 31, 2025.
•Net income of $49 million, compared to $12 million in three months ended March 31, 2025.
•Adjusted EBITDA of $54 million, compared to $21 million in three months ended March 31, 2025.
Platform Membership Details
MA members decreased 13% from March 31, 2025, which reflects previously disclosed market exits, as well as payor exits in certain markets resulting from a disciplined approach to contracting focused on profitability. Total members live on the agilon platform at March 31, 2026 include 426,300 MA members and 109,500 attributed CMS ACO Models (as defined below) beneficiaries.
Average MA membership was 423,700 during the first quarter of 2026.

Reverse Stock Split
On March 30, 2026, we filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-25 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each twenty-five shares of common stock issued and outstanding was automatically reclassified, combined, and converted into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive fractional shares automatically became entitled to receive cash in lieu of such fractional share. Proportional adjustments were made to the number of shares of common stock awarded and available for issuance under our equity incentive plans, as well as the exercise price and the number of shares issuable upon the exercise or conversion of our outstanding stock options and other equity securities under our equity incentive plans. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. All common stock, stock options, restricted stock units, and per share information presented within this Quarterly Report on From 10-Q have been adjusted to reflect the Reverse Stock Split on a retroactive basis for all periods presented.
Appointment of Chief Executive Officer and President
As previously disclosed in our Current Report on Form 8-K filed on April 27, 2026, on April 24, 2026, the Company entered into an employment agreement with Tim O’Rourke, pursuant to which he will serve as the Company’s Chief Executive Officer and President, reporting to the Board of Directors, with an expected commencement date of May 7, 2026. Effective as of his commencement date, the Board also appointed Mr. O’Rourke to serve as a Class III director.
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
We monitor the following key financial and operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business (dollars in thousands):

	As of and For the
	Three Months Ended March 31,
	2026	2025	% Change
MA members	426,300	490,700	(13)
Medical services revenue	$1,418,549	$1,529,879	(7)
Gross profit (loss)	$65,015	$50,722	28
Medical margin(1)	$148,921	$128,012	16
Platform support costs	$37,615	$44,238	(15)
Net income (loss)	$48,916	$12,112	304
Adjusted EBITDA(1)	$53,839	$20,567	162
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
The following table presents our gross profit (loss) (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenues	$1,420,460	$1,532,782
Medical services expense	(1,269,628)	(1,401,867)
Other medical expenses(1)	(85,817)	(80,193)
Gross profit (loss)	$65,015	$50,722
___________________________________________
(1)Represents physician compensation expense related to surplus sharing and other care management expenses that help to create medical cost efficiency. Includes costs in geographies that are in implementation and are not yet generating revenue and investments to grow existing markets. For the three months ended March 31, 2026 and 2025, costs incurred in implementing geographies were $0.6 million and $(1.2) million, respectively.
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
The table below presents costs to support our live geographies and enterprise functions, which are included in general and administrative expenses (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Platform support costs	$37,615	$44,238
% of Revenue	3%	3%

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
Medical services revenue constitutes substantially all our total revenue for the three months ended March 31, 2026 and 2025.
Operating Expenses
Medical Services Expense
In each of our geographies, a network of physicians, hospitals, and other healthcare providers provide care to our members. Medical services expense represents costs incurred for medical services provided to our members. Our medical services expense trends primarily relate to changes in per visit costs incurred by our members, along with changes in health system and provider utilization of services. Medical services expense is recognized in the period in which services are provided and includes estimates of our obligations for medical services that have been rendered by third parties but for which claims have either not yet been received, processed, or paid.
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
Other Income (Expense)
Income (loss) from equity method investments
Income (loss) from equity method investments consists primarily of income associated with our participation in the CMS’ Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Medicare Model and Shared Savings Program (“MSSP”) (collectively, “CMS ACO Models”).
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

Results of Operations
The following table summarizes key components of our results of operations (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues:
Medical services revenue	$1,418,549	$1,529,879
Other operating revenue	1,911	2,903
Total revenues	1,420,460	1,532,782
Expenses:
Medical services expense	1,269,628	1,401,867
Other medical expenses	85,817	80,193
General and administrative	54,231	65,956
Depreciation and amortization	6,787	6,876
Total expenses	1,416,463	1,554,892
Income (loss) from operations	3,997	(22,110)
Other income (expense):
Income (loss) from equity method investments	11,733	12,672
Other income (expense), net	16,025	9,261
Interest expense	(1,811)	(1,515)
Income (loss) before income taxes	29,944	(1,692)
Income tax benefit (expense)	(28)	(196)
Income (loss) from continuing operations	29,916	(1,888)
Discontinued operations:
Adjustments on sale of assets, net	19,000	14,000
Net income (loss) attributable to common shares	$48,916	$12,112

The following table summarizes our results of operations as a percentage of total revenues:

	Three Months Ended March 31,
	2026	2025
Revenues:
Medical services revenue	100%	100%
Other operating revenue	—	—
Total revenues	100	100
Expenses:
Medical services expense	89	91
Other medical expenses	6	5
General and administrative	4	4
Depreciation and amortization	—	—
Total expenses	100	101
Income (loss) from operations	—	(1)
Other income (expense):
Income (loss) from equity method investments	1	1
Other income (expense), net	1	1
Interest expense	—	—
Income (loss) before income taxes	2	—
Income tax benefit (expense)	—	—
Income (loss) from continuing operations	2	—
Discontinued operations:
Adjustments on sale of assets, net	1	1
Net income (loss) attributable to common shares	3%	1%
Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
Medical Services Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Medical services revenue	$1,418,549	$1,529,879	$(111,330)	(7)%
% of total revenues	100%	100%

Medical services revenue decreased by $111.3 million, or 7%, for the three months ended March 31, 2026 compared to the same period in 2025. The medical services revenue decrease was driven by market exits, as well as payor exits resulting from our disciplined contracting initiatives. The average MA membership decline of 13% was affected by our measured approach to growth, previously disclosed market exits which were finalized as of January 1, 2026, and payor exits in certain markets which were a result of our disciplined and profitability-focused contracting efforts. The decline in medical services revenue was partially offset by more constructive rates for 2026 from both CMS funding driven by higher premium yield, increased expectations for risk adjustment contribution, more favorable percentage of premium as a result of payor contract negotiations, and a new payor relationship in an existing geography.

Medical Services Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Medical services expense	$1,269,628	$1,401,867	$(132,239)	(9)%
% of total revenues	89%	91%
Medical services expense decreased by $132.2 million, or 9%, for the three months ended March 31, 2026 compared to the same period in 2025 due primarily to a decline in average MA membership of 13%, which was affected by our measured approach to growth, previously disclosed market exits which were finalized as of January 1, 2026, and payor exits in certain markets which were a result of our disciplined and profitability-focused contracting efforts. Additionally, medical services expense benefited from positive claims development in the second half of 2025. The decline in MA membership was partially offset by an increase in average medical services expense per member of 5% primarily from higher cost trends. Based on our current census data, cost trends for the three months ended March 31, 2026 remained in line with what has been stated by our payor partners and others in our industry.
Other Medical Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Other medical expenses	$85,817	$80,193	$5,624	7%
% of total revenues	6%	5%
Other medical expenses increased by $5.6 million, or 7%, for the three months ended March 31, 2026 compared to the same period in 2025. Partner physician incentive expense, which is primarily a function of medical services revenues less the sum of medical services expenses, increased by $14.5 million to $58.5 million in 2026 compared to $44.0 million in the same period in 2025 as a result of the higher margins generated in certain of our geographies during 2026, which were a result of our disciplined and profitability-focused contracting efforts. Other provider costs decreased by $8.9 million to $27.3 million in 2026 compared to $36.2 million in the same period in 2025 primarily as a result of a decline in additional compensation to support physician-patient engagement and other care management expenses.
General and Administrative

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
General and administrative	$54,231	$65,956	$(11,725)	(18)%
% of total revenues	4%	4%
General and administrative expenses decreased $11.7 million, or 18%, for the three months ended March 31, 2026 compared to the same period in 2025. Operating costs to support our live geographies and enterprise functions (platform support costs) decreased to $37.6 million in 2026, compared to $44.2 million in the same period in 2025 as a result of our cost management initiatives. Investments to support geography entry decreased to $1.7 million in 2026, compared to $6.6 million in the same period in 2025 due to decreased costs associated with our geographies that are expected to become operational in subsequent calendar years and the expansion within existing geographies. Stock-based compensation expense decreased $10.5 million for the three months ended March 31, 2026, compared to the same period in 2025 primarily as the performance conditions on certain performance-based equity awards were deemed not probable, and thus the related costs were reversed. Costs incurred for severance and transaction-related costs increased by $10.3 million to $8.7 million in 2026 compared to $(1.6) million in the same period in 2025 as a result of our cost management initiatives.

Income (loss) from equity method investments

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Income (loss) from equity method investments	$11,733	$12,672	$(939)	(7)%
% of total revenues	1%	1%
Income (loss) from equity method investments remained relatively flat for the three months ended March 31, 2026 compared to the same period in 2025. Our CMS ACO Models investees recognized an increase in operating expenses during the three months ended March 31, 2026 compared to the same period in 2025 as a result of additional services we provided, which began in the fourth quarter of 2025. The decrease in income (loss) from equity method investments was partially offset by an increase in gross profit from our CMS ACO Models investees during the three months ended March 31, 2026 compared to the same period in 2025.
Other income (expense), net

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Other income (expense), net	$16,025	$9,261	$6,764	73%
% of total revenues	1%	1%
Other income (expense), net increased by $6.8 million, or 73%, for the three months ended March 31, 2026 compared to the same period in 2025 primarily from the increase in income related to additional services rendered to our CMS ACO Models investments recognized beginning in the fourth quarter of 2025.
Total Discontinued Operations

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Total discontinued operations	$19,000	$14,000	$5,000	36%
% of total revenues	1%	1%
Total discontinued operations relate to the sale of our Hawaii operations in October 2023. Total discontinued operations for the three months ended March 31, 2026 and 2025 relate to the release of a contingent obligation from our Hawaii operations.
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
The following table sets forth a reconciliation of gross profit (loss) to medical margin using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Gross profit (loss)(1)	$65,015	$50,722
Other operating revenue	(1,911)	(2,903)
Other medical expenses	85,817	80,193
Medical margin	$148,921	$128,012
___________________________________________
(1)Gross profit (loss) is defined as total revenues less medical services expense and other medical expenses.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$48,916	$12,112
(Income) loss from discontinued operations, net of income taxes	(19,000)	(14,000)
Interest expense	1,811	1,515
Income tax expense (benefit)	28	196
Depreciation and amortization	6,787	6,876
Severance and related costs	6,114	525
Stock-based compensation expense	6,255	16,720
EBITDA adjustments related to equity method investments(1)	14,883	6,843
Other(2)	(11,955)	(10,220)
Adjusted EBITDA	$53,839	$20,567
___________________________________________
(1)Includes elimination of certain administrative services provided by agilon health, inc. to equity method investments.
(2)Includes interest income, transaction-related costs and elimination of certain administrative charges by agilon health, inc. for trademark licensing fees and other service arrangements to its equity method investees.

Liquidity and Capital Resources
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
As of March 31, 2026, we had cash and cash equivalents and restricted cash of $211.6 million and investments in marketable securities of $91.4 million.
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
Based on our planned operations, we believe that our existing cash and cash equivalents, restricted cash, investments in marketable securities, as well as available borrowing capacity under the Credit Facility (defined below), will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our cash flows are impacted by the timing of receipts from payors. Our business should normally produce positive cash flows during periods of positive medical margin. Conversely, cash flows would be negatively impacted during periods of negative medical margin. Our cash flows may also be affected by the timing of working capital items including accounts receivable, claims payable, other receivables and payables, and cash requirement covenants under our Credit Agreement (defined below), including daily minimum balances and cash collateral for issuing letters of credit.
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
Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows. The following table sets forth changes in cash flows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by (used in) operating activities	$23,728	$(31,987)	$55,715
Net cash provided by (used in) investing activities	19,272	(23,089)	42,361
Net cash provided by (used in) financing activities	(5,147)	(161)	(4,986)
Net Cash Provided By (Used In) Operating Activities
Net cash provided by operating activities was $23.7 million for the three months ended March 31, 2026 compared to $32.0 million of net cash used in operating activities for the three months ended March 31, 2025. The change in net cash from operating activities was primarily a result of the increase in medical margin and timing of settlements with payors. Our cash flow from operations is dependent upon the number of members on our platform, the timing of settlements with payors, and the level of operating and general and administrative expenses necessary to operate and grow our business, among other factors.
Net Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities was $19.3 million for the three months ended March 31, 2026 compared to $23.1 million of net cash used in investing activities for the three months ended March 31, 2025. During the three months ended March 31, 2026, we received net proceeds from the maturities of marketable securities and repayments of loans receivables of $22.4 million and made investments of $3.1 million primarily for the acquisition of intangible assets and property and equipment. During the three months ended March 31, 2025, we received net proceeds from the maturities of marketable securities of $35.3 million and made investments of $58.4 million primarily for marketable securities, and the acquisition of intangible assets and property and equipment.
Net Cash Provided By (Used In) Financing Activities
Net cash used in financing activities was $5.1 million for the three months ended March 31, 2026, and was primarily related to the repayment of debt, compared to net cash used in financing activities of $0.2 million for the three months ended March 31, 2025, primarily for the payments for equity issuances.
Debt Obligations
On February 18, 2021, we executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021, the Second Amendment to Credit Agreement, dated as of May 25, 2023, the Third

Amendment to Credit Agreement, dated as of February 12, 2026 (the “Third Amendment”), and the Fourth Amendment to Credit Agreement, dated as of April 9, 2026, the “Credit Agreement”), which includes: (i) a secured term loan facility (the “Secured Term Loan Facility”) and (ii) a senior secured revolving credit facility (the “Secured Revolving Facility,” and together with the Secured Term Loan Facility, the “Credit Facility”). The Third Amendment, among other changes, (a) extended the stated maturity date from February 18, 2026 to February 18, 2028; (b) amended certain covenant “baskets” to be measured as a percentage of EBITDA rather than, or as an alternative to, Consolidated Total Assets; (c) required that we maintain a minimum of $50.0 million in Total Cash as of the end of each Business Day; (d) conditioned certain payments, including dividends, to Holdings under the available amount “basket” on us achieving positive EBITDA for two consecutive trailing four-quarter periods each ending after the Third Amendment effective date; (e) required that any reduction in outstanding letters of credit be accompanied by a corresponding prepayment of term loans; (f) reduced the aggregate amount of revolving credit commitments from $100.0 million to $90.0 million; and (g) required cash collateralization at 103% of the amount of each letter of credit outstanding. Concurrently with the effectiveness of the Third Amendment, we executed and delivered an unsecured guaranty of management’s obligations under the Credit Agreement. All capitalized terms used herein, but not defined herein, shall have the meanings ascribed to such terms in the Third Amendment.
The Secured Overnight Financing Rate (“SOFR”) is used as a benchmark interest rate in accordance with the Credit Agreement. At our option, borrowings under the Credit Facility can be either: (i) Term SOFR Rate Loans, (ii) Daily Simple SOFR Rate Loans, or (iii) Base Rate Loans, each as defined in the Credit Agreement. Daily Simple SOFR Rate Loans and Term SOFR Rate Loans bear interest at a rate equal to the sum of 3.50% and the higher of (a) SOFR, as defined in the Credit Agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 2.50% and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month SOFR rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, we pay a commitment fee on the unfunded Secured Revolving Facility amount of 0.375%. We must also pay customary letter of credit fees.
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
Equity
As of March 31, 2026, we had 16.6 million shares of common stock outstanding. See “—Overview and Recent Developments” above for information related to the Reverse Stock Split.
Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our historical experience, known trends and events, and various other assumptions that we believe are reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 in Part II, Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies” and Note 2 to the Condensed Consolidated Financial Statements. There have been no significant changes to our critical accounting policies during 2026.

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
We held cash, cash equivalents, restricted cash and equivalents, and marketable securities of $303.0 million and $285.1 million as of March 31, 2026 and December 31, 2025, respectively, consisting of bank deposits, certificates of deposits, money market funds, U.S. Treasury notes, and corporate debt securities. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our marketable securities. Declines in interest rates over time will reduce our investment income. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.
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
Changes in Internal Control Over Financial Reporting. Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See the “Legal Proceedings” section of Note 9 to the Condensed Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K. Except as set forth below, there have been no material changes to the risk factors disclosed in the Form 10-K.
We may be unable to comply with the continued listing requirements of the NYSE, which could result in the delisting of our common stock and have an adverse impact on the trading, liquidity and market price of our common stock.
The Company’s common stock is currently traded on the New York Stock Exchange (“NYSE”) under the symbol “AGL”. The NYSE requires listed companies to satisfy continued listing standards, including a minimum average closing price of $1.00 per share of its common stock (the “Price Criteria for Capital or Common Stock”).
On November 5, 2025, the Company received written notice from the NYSE that it is not in compliance with the Price Criteria for Capital or Common Stock because the average closing price of its common stock was less than $1.00 per share over a consecutive 30 trading-day period ended November 4, 2025. On March 30, 2026, we effected a 1-for-25 reverse stock split, and on May 1, 2026, we received notice from the NYSE that we had regained compliance with the minimum share price requirement.
Despite regaining compliance, there can be no assurance that the Company will continue to meet the minimum share price requirement or any of the NYSE’s other continued listing standards in the future. Our stock price may decline for many reasons, including the performance of our business and financial results, general economic conditions and the market perception of our business, and other adverse factors which may not be in our control. In addition, although the reverse stock split increased the per share trading price of our common stock, there can be no assurance that the market price of our common stock will remain at levels sufficient to maintain NYSE compliance.
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
Unregistered Sales of Equity Securities
Certain of our agreements with our physician partner entities provide for grants of time-vested restricted stock units and performance-based restricted stock units (collectively, RSUs) to the physician partner entities. On January 1, 2026, February 1, 2026, and March 9, 2026, we issued 109,562, 106,112, and 111,656 shares of our common stock upon vesting of RSUs, respectively, to our physician partners for a total of $230,511. The issuances of the common stock were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act. These transactions did not involve any public offering, any underwriters, any underwriting discounts or commissions, or any general solicitation or advertising. The shares of common stock issued are subject to appropriate restrictive legends and the physician partner entities represented they would not transfer or distribute the common stock until all restrictions were cleared. All recipients had access, through their relationships with us or otherwise, to adequate information about us.
(b)
None.
(c)
None.
Item 5. Other Information
On November 5, 2025, we received notice from the NYSE that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. On March 30, 2026, we effected a 1-for-25 reverse stock split of our common stock. On May 1, 2026, we received notice from the NYSE that we had regained compliance with the NYSE’s minimum share price requirement.
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K under the Act).
Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated By-laws of agilon health, inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed August 4, 2025).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of agilon health, inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 30, 2026).

10.1
Amended and Restated Employment Agreement, dated as of January 1, 2026, by and between Jeffrey Schwaneke and Agilon Health Holdings, Inc. and agilon management , inc. (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed February 25, 2026).†

10.2
Employee Restricted Stock Unit Agreement, dated as of January 1, 2026, by and between Jeffrey Schwaneke and agilon health, inc. (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed February 25, 2026).†

10.3	Employment Agreement, dated as of March 27, 2026, by and between Denise Zamore and agilon health, inc.†*

10.4	Employment Agreement, dated as of April 24, 2026, by and between Tim O’Rourke and agilon health, inc.†*

10.5	Employee Restricted Stock Unit Agreement, effective as of May 7, 2026, by and between Tim O’Rourke and agilon health, inc.†*

10.6	Employee Restricted Performance Stock Unit Agreement, effective as of May 7, 2026, by and between Tim O’Rourke and agilon health, inc.†*

Exhibit Number	Description
10.7
Third Amendment to Credit Agreement, dated as of February 10, 2026, among agilon health, inc., agilon health management, inc. (f/k/a agilon health, inc.), Agilon Health Intermediate Holdings, Inc., the Subsidiary Guarantors party thereto, the Lenders and Issuers from time to time party thereto and J.P. Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2026).

10.8
Parent Guaranty, dated as of February 10, 2026, between agilon health, inc., in favor of J.P. Morgan Chase Bank, N.A., as administrative agent for itself, and the Lenders and Issuers from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 12, 2026).

10.9
Fourth Amendment to Credit Agreement, dated as of April 9, 2026, among agilon health, inc., agilon health management, inc. (f/k/a agilon health, inc.), Agilon Health Intermediate Holdings, Inc., the Subsidiary Guarantors party thereto, the Lenders and Issuers from time to time party thereto and J.P. Morgan Chase Bank, N.A., as administrative agent.*

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

Date: May 6, 2026	agilon health, inc.

(Registrant)

/s/ JEFFREY SCHWANEKE
Jeffrey Schwaneke
Chief Financial Officer and Member of the Office of the Chairman
(Principal Financial Officer and Interim Principal Executive Officer)