Form 10-Q
period 2026-06-30
agilon health, inc.
filed 2026-08-05
CIK 1831097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
At July 30, 2026, there were 16,791,210 shares of the registrant’s $0.01 par value common stock outstanding.

agilon health, inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
agilon health, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,184	$173,713
Restricted cash and equivalents	71,627	—
Marketable securities	78,443	111,429
Receivables, net	1,059,786	673,793
Prepaid expenses and other current assets, net	101,494	137,762
Total current assets	1,418,534	1,096,697
Property, equipment, and capitalized software, net	24,513	25,417
Intangible assets, net	60,132	65,725
Other assets	88,157	83,451
Total assets	$1,591,336	$1,271,290
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Medical claims and related payables	$1,022,506	$929,770
Accounts payable and accrued expenses	274,928	127,477
Current debt	14,915	19,238
Total current liabilities	1,312,349	1,076,485
Long-term debt	15,377	15,750
Other liabilities	36,083	52,321
Total liabilities	1,363,809	1,144,556

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 16,785 and 16,589 shares issued and outstanding, respectively	168	166
Additional paid-in capital	2,138,657	2,103,976
Accumulated deficit	(1,911,452)	(1,978,324)
Accumulated other comprehensive income (loss)	154	916
Total stockholders’ equity (deficit)	227,527	126,734
Total liabilities and stockholders’ equity (deficit)	$1,591,336	$1,271,290
The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as agilon health, inc., together with its consolidated subsidiaries and VIEs (the “Company”), is the primary beneficiary of these VIEs. As of June 30, 2026 and December 31, 2025, the condensed consolidated balance sheets included total assets of the Company’s consolidated VIEs totaling $1.19 billion and $840.2 million, respectively, and total liabilities totaling $1.26 billion and $1.04 billion, respectively. See Note 12 for additional details.
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Medical services revenue	$1,492,921	$1,392,039	$2,911,470	$2,921,918
Other operating revenue	1,822	2,943	3,733	5,846
Total revenues	1,494,743	1,394,982	2,915,203	2,927,764
Expenses:
Medical services expense	1,296,235	1,445,245	2,565,863	2,847,112
Other medical expenses	91,369	2,164	177,186	82,357
General and administrative	88,505	56,281	142,736	122,237
Depreciation and amortization	6,864	7,319	13,651	14,195
Total expenses	1,482,973	1,511,009	2,899,436	3,065,901
Income (loss) from operations	11,770	(116,027)	15,767	(138,137)
Other income (expense):
Income (loss) from equity method investments	(7,596)	5,412	4,137	18,084
Other income (expense), net	15,015	7,879	31,040	17,140
Interest expense	(1,608)	(1,572)	(3,419)	(3,087)
Income (loss) before income taxes	17,581	(104,308)	47,525	(106,000)
Income tax benefit (expense)	375	(62)	347	(258)
Income (loss) from continuing operations	17,956	(104,370)	47,872	(106,258)
Discontinued operations:
Adjustments on sale of assets, net	—	—	19,000	14,000
Net income (loss)	$17,956	$(104,370)	$66,872	$(92,258)

Basic earnings per common share:
Continuing operations	$1.07	$(6.31)	$2.88	$(6.43)
Discontinued operations	—	—	1.14	0.85
Net income (loss)	$1.07	$(6.31)	$4.02	$(5.58)

Diluted earnings per common share:
Continuing operations	$1.04	$(6.31)	$2.84	$(6.43)
Discontinued operations	—	—	1.12	0.85
Net income (loss)	$1.04	$(6.31)	$3.96	$(5.58)

Weighted average shares outstanding
Basic	16,705	16,553	16,653	16,535
Diluted	17,213	16,553	16,884	16,535
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$17,956	$(104,370)	$66,872	$(92,258)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(332)	210	(798)	822
Foreign currency translation adjustment	7	34	36	53
Total comprehensive income (loss)	$17,631	$(104,126)	$66,110	$(91,383)
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)
For the three months ended June 30, 2026:

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
April 1, 2026	16,606	$166	$2,110,196	$(1,929,408)	$479	$181,433
Net income (loss)	—	—	—	17,956	—	17,956
Other comprehensive income (loss)	—	—	—	—	(325)	(325)
Exercise of stock options	78	1	5,493	—	—	5,494
Vesting of restricted stock units	143	1	(1)	—	—	—
Shares withheld related to net share settlement	(42)	—	(863)	—	—	(863)
Stock-based compensation expense	—	—	23,832	—	—	23,832
June 30, 2026	16,785	$168	$2,138,657	$(1,911,452)	$154	$227,527
For the three months ended June 30, 2025:

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
April 1, 2025	16,520	$165	$2,074,411	$(1,574,865)	$543	$500,254
Net income (loss)	—	—	—	(104,370)	—	(104,370)
Other comprehensive income (loss)	—	—	—	—	244	244
Exercise of stock options	1	—	110	—	—	110
Vesting of restricted stock units	70	1	(1)	—	—	—
Shares withheld related to net share settlement	(21)	—	(2,690)	—	—	(2,690)
Stock-based compensation expense	—	—	15,381	—	—	15,381
June 30, 2025	16,570	$166	$2,087,211	$(1,679,235)	$787	$408,929

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)
For the six months ended June 30, 2026:

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2026	16,589	$166	$2,103,976	$(1,978,324)	$916	$126,734
Net income (loss)	—	—	—	66,872	—	66,872
Other comprehensive income (loss)	—	—	—	—	(762)	(762)
Exercise of stock options	78	1	5,493	—	—	5,494
Vesting of restricted stock units	162	1	(1)	—	—	—
Shares withheld related to net share settlement	(44)	—	(898)	—	—	(898)
Stock-based compensation expense	—	—	30,087	—	—	30,087
June 30, 2026	16,785	$168	$2,138,657	$(1,911,452)	$154	$227,527
For the six months ended June 30, 2025:

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2025	16,487	$165	$2,057,852	$(1,586,977)	$(88)	$470,952
Net income (loss)	—	—	—	(92,258)	—	(92,258)
Other comprehensive income (loss)	—	—	—	—	875	875
Exercise of stock options	1	—	110	—	—	110
Vesting of restricted stock units	104	1	(1)	—	—	—
Shares withheld related to net share settlement	(22)	—	(2,851)	—	—	(2,851)
Stock-based compensation expense	—	—	32,101	—	—	32,101
June 30, 2025	16,570	$166	$2,087,211	$(1,679,235)	$787	$408,929

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$66,872	$(92,258)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,651	14,195
Stock-based compensation expense	30,087	32,101
Loss (income) from equity method investments	(4,137)	(18,084)
Adjustments on sale of assets, net	(19,000)	(14,000)
Other, net	1,377	(3,107)
Changes in operating assets and liabilities	(122,419)	14,081
Net cash provided by (used in) operating activities	(33,569)	(67,072)
Cash flows from investing activities:
Purchases of property, equipment, and capitalized software	(6,548)	(7,099)
Purchase of intangible assets	(885)	(9,717)
Investment in loans receivable and other	—	(1,000)
Investments in marketable securities	—	(60,154)
Proceeds from maturities of marketable securities and other	46,616	125,339
Net cash provided by (used in) investing activities	39,183	47,369
Cash flows from financing activities:
Proceeds from (payments for) equity issuances, net	4,596	(2,741)
Debt issuance costs	(1,612)	—
Repayments of long-term debt	(3,500)	—
Net cash provided by (used in) financing activities	(516)	(2,741)
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	5,098	(22,444)
Cash, cash equivalents and restricted cash and equivalents, beginning of period	173,713	193,860
Cash, cash equivalents and restricted cash and equivalents, end of period	$178,811	$171,416
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Business
Description of Business
agilon health, inc., together with its consolidated subsidiaries and VIEs (the “Company”), through its partnerships and purpose-built model, provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. As of June 30, 2026, the Company, through its contracted physician networks, provided care to approximately 437,500 Medicare Advantage members enrolled with private health plans. Additionally, the Company participates in the Centers for Medicare & Medicaid Services’ (“CMS”) Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model and Medicare Shared Savings Program (“MSSP,” and together with ACO REACH, the “CMS ACO Models”) through its equity method investments.
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

NOTE 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of agilon health, inc., its wholly-owned subsidiaries, and joint ventures and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. See Note 12 for additional discussions related to the Company’s involvement with VIEs. All adjustments (consisting of normal recurring adjustments unless otherwise indicated), which the Company considers necessary to present fairly its financial position, results of operations, and cash flows, have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Use of Estimates
Management is required to make estimates and assumptions in the preparation of financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates can include, among other things, those used to determine revenues and related receivables from risk adjustments, and medical services expense and related payables (including the reserve for incurred but not reported (“IBNR”) claims). Management’s estimates for revenue recognition, medical services expense, and other estimates, judgments, and assumptions, may be materially and adversely different from actual results. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.
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
Segment Reporting
The Company operates a Medicare-centric, capitated line of business and is organized as a single operating and reportable segment based on the manner in which the Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), evaluates performance and makes decisions about how to allocate resources. Segment asset information, which is presented on the condensed consolidated balance sheet, is not used by the CODM to assess performance and make decisions about how to allocate resources. The Company's segment measure of profit or loss is consolidated net income (loss). The CODM uses the segment measure of profit or loss to assess performance and make resource allocation decisions, primarily through periodic budgeting and company performance reviews. Significant expense categories included within the segment measure of profit or loss that are regularly provided to the CODM include medical services expense, other medical expense, and platform support costs. Medical services expense and other medical expense amounts are included in the consolidated statements of operations. Platform support costs were $42.7 million and $37.4 million for the three months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026 and 2025, other segment items, which consists of general and administrative expenses (excluding platform support costs), depreciation and amortization, other income (expense), net, income tax benefit (expense), and results from discontinued operations, were $46.5 million and $14.5 million, respectively. Platform support costs were $80.3 million and $81.7 million for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, other segment items, which consists of general and administrative expenses (excluding platform support costs), depreciation and amortization, other income (expense), net, income tax benefit (expense), and results from discontinued operations, were $24.9 million and $8.9 million, respectively.
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
Under the typical capitation arrangement, the Company is entitled to monthly per-member, per-month (“PMPM”) fees to provide a defined range of healthcare services for Medicare Advantage health plan members (“members”) attributed to the Company’s contracted primary care physicians (“PCPs”). In certain of the Company’s payor arrangements, it is also financially responsible for Medicare Part D pharmaceutical costs for prescriptions rendered to members. PMPM fees are determined as a percentage of the premium payors receive from the CMS for these members. The Company generally accepts full financial risk for members attributed to its contracted PCPs and therefore is responsible for the cost of all healthcare services required by those members. Fees are generally recorded gross in revenue because the Company is acting as a principal in coordinating and controlling the range of services provided (other than clinical decisions) under its capitation contracts with payors.
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
Concentration
The Company contracts with various payors whereby the Company is entitled to monthly PMPM fees to provide a defined range of healthcare services for members attributed to its contracted PCPs. The Company generally accepts full financial risk for such members and therefore is responsible for the cost of all healthcare services required by them. Substantially all of the Company’s receivable balances are from a small number of payors. Revenue from Medicare Advantage payors constitutes substantially all of the Company’s total revenue for the three and six months ended June 30, 2026 and 2025. Estimating revenue earned from these payors requires judgment, and changes to these estimates related to prior years were not material to total medical services revenue recognized for the three and six months ended June 30, 2026 and 2025.

The following table provides the Company’s revenue concentrations with respect to major payors as a percentage of the Company’s total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Payor A	20%	14%	21%	15%
Payor B	25%	14%	24%	15%
Payor C	*	13%	*	12%
Payor D	*	10%	*	*
Payor E	*	12%	*	11%
___________________________________________
*Less than 10% of total revenues.
The following table provides the Company’s concentrations of credit risk with respect to major payors as a percentage of receivables, net:

	June 30, 2026	December 31, 2025
Payor A	11%	*
Payor B	20%	*
Payor C	11%	15%
Payor D	12%	18%
Payor E	11%	10%
Payor F	*	14%
___________________________________________
*Less than 10% of total receivables.

NOTE 4. Marketable Securities and Fair Value Measurements
Marketable Securities
The following table summarizes the Company’s marketable securities (in thousands):

	June 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$—	$—	$—	$—	$6,991	$6	$—	$6,997
U.S. Treasury notes	78,423	65	(45)	78,443	103,620	813	(1)	104,432
	$78,423	$65	$(45)	$78,443	$110,611	$819	$(1)	$111,429

For the three months ended June 30, 2026, the Company recognized total interest income (included in other income (expense), net in the condensed consolidated statements of operations) of $2.5 million, of which $1.0 million was related to its marketable securities investments and $1.5 million was related to interest on cash and cash equivalent balances. For the three months ended June 30, 2025, the Company recognized total interest income (included in other income (expense), net in the condensed consolidated statements of operations) of $3.6 million, of which $2.6 million was related to its marketable securities investments and $1.0 million was related to interest on cash and cash equivalent balances. For the six months ended June 30, 2026, the Company recognized total interest income (included in other income (expense), net in the condensed consolidated statements of operations) of $5.4 million, of which $2.6 million was related to its marketable securities investments and $2.8 million was related to interest on cash and cash equivalent balances. For the six months ended June 30, 2025, the Company recognized total interest income (included in other income (expense), net in the condensed consolidated statements of operations) of $7.9 million, of which $5.7 million was related to its marketable securities investments and $2.2 million was related to interest on cash and cash equivalent balances.
The following table summarizes the Company’s marketable securities maturity as of June 30, 2026 (in thousands):

Year	Amortized Cost	Fair Value
2026	$25,740	$25,790
2027	27,979	27,993
2028	24,704	24,660
	$78,423	$78,443
The following table summarizes the Company’s marketable securities with gross unrealized losses by security type aggregated by the length of time the investments have been in a continuous unrealized loss position as of June 30, 2026 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury notes	$17,653	$45	$—	$—
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
The Company’s unrealized losses from marketable securities as of June 30, 2026 and December 31, 2025 were caused primarily by interest rate increases. There was no allowance for credit losses on available-for-sale marketable securities at June 30, 2026 or December 31, 2025. As of June 30, 2026, all of the Company’s marketable securities carry an investment grade rating by nationally recognized statistical rating organizations.
Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, restricted cash and equivalents, marketable securities, receivables, other liabilities, accounts payable, certain accrued expenses, and borrowings which consist of a term loan and a revolving credit facility. The carrying values of the financial instruments classified as current in the condensed consolidated balance sheets approximate their fair values due to their short-term maturities. The fair values of the term loan and revolving credit facility approximate the carrying values because the interest rates on such borrowings approximate market rates as of the reporting date. Such borrowings are classified within Level 2 of the fair value hierarchy. During the three and six months ended June 30, 2026 and 2025, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
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
The table below summarizes the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	June 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$—	$—	$—	$—	$6,997	$—
U.S. Treasury notes	78,443	—	—	104,432	—	—
	$78,443	$—	$—	$104,432	$6,997	$—

NOTE 5. Other Assets
The following table summarizes the Company’s other assets (in thousands):

	June 30, 2026	December 31, 2025
Loans to physician partners	$12,602	$14,158
Health plan deposits	2,077	2,077
Equity method investments(1)	65,080	59,787
Right-of-use lease assets	4,880	3,542
Other	3,518	3,887
	$88,157	$83,451
___________________________________________
(1)See Note 12 for additional discussion related to the Company's equity method investments related to the Company’s CMS ACO Models investments.
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
Each period, the Company re-examines previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period the claims are settled. The Company’s medical claims payable balance represents management’s best estimate of its liability for unpaid medical costs as of June 30, 2026 and 2025. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The following table presents the components of changes in medical claims and related payables (in thousands):

	June 30,
	2026	2025
Medical claims and related payables, beginning of the year	$895,284	$918,395
Components of incurred costs related to:
Current year	2,601,717	2,810,528
Prior years	(35,854)	36,584
	2,565,863	2,847,112
Claims paid related to:
Current year	(1,631,597)	(1,821,175)
Prior years	(842,318)	(930,606)
	(2,473,915)	(2,751,781)
Medical claims and related payables, end of the period	$987,232	$1,013,726
Medical claims and related payables also include $35.3 million and $34.5 million, as of June 30, 2026 and December 31, 2025, respectively, that is recoverable from other parties under risk sharing arrangements and is presented as prepaid expenses and other current assets, net in the condensed consolidated balance sheets.

NOTE 7. Other Liabilities
The following table summarizes the Company’s other liabilities (in thousands):

	June 30, 2026	December 31, 2025
Other long-term contingencies	$16,000	$35,000
Lease liabilities, long-term	3,154	1,827
Equity method liabilities – CMS ACO Models(1)	13,312	12,156
Other	3,617	3,338
	$36,083	$52,321
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
As of June 30, 2026, the Company had $31.5 million outstanding under the Secured Term Loan Facility and availability under the Secured Revolving Facility was $20.8 million, as the Company had outstanding letters of credit totaling $69.2 million. The standby letters of credit are automatically extended without amendment for one-year periods, unless the Company notifies the institution in advance of the expiration date that the letter will be terminated. No amounts have been drawn on the outstanding letters of credit as of June 30, 2026.
The Secured Overnight Financing Rate (“SOFR”) is used as a benchmark interest rate in accordance with the Credit Agreement. At the Company’s option, borrowings under the Credit Facility can be either: (i) Term SOFR Rate Loans, (ii) Daily Simple SOFR Rate Loans, or (iii) Base Rate Loans, each as defined in the Credit Agreement. Daily Simple SOFR Rate Loans and Term SOFR Rate Loans bear interest at a rate equal to the sum of 3.50% and the higher of (a) SOFR, as defined in the Credit Agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 2.50% and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month SOFR rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, the Company pays a commitment fee on the unfunded Secured Revolving Facility amount of 0.375%. The Company must also pay customary letter of credit fees. As of June 30, 2026, the effective interest rate on the Secured Term Loan Facility was 10.179%.
The Credit Facility is guaranteed by certain of the Company’s subsidiaries, including those identified as VIEs, and contain customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios. Failure to meet any of these covenants could result in an event of default under the Credit Agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. As of June 30, 2026, the Company was in compliance with all covenants under the Credit Facility.
As of June 30, 2026, the Company had $32.4 million outstanding surety bonds related to health plan payor risk-bearing capital contributions.

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

In February and March 2024, three putative securities class action lawsuits were filed and subsequently consolidated as In re agilon health, inc. Securities Litigation, No. 1:24-cv-00297 (W.D. Tex.) (the “Consolidated Securities Matter”). The Consolidated Securities Matter names the Company and certain current and former executive officers and directors of the Company, among others as defendants and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the “Securities Act”) based on alleged misstatements between April 2021 and February 2024 in the Company’s annual and quarterly reports, investor presentations and earnings releases concerning, among other things, financial guidance, medical margin, Adjusted EBITDA, growth strategy, and data management. The Consolidated Securities Matter seeks compensatory damages, judgment interest, attorney’s fees and costs, and other unspecified equitable and/or injunctive relief. In August 2025, the court dismissed certain claims, including all Securities Act claims and portions of the Exchange Act claims, and allowed others to proceed. Discovery is ongoing. On April 6, 2026, Plaintiffs filed a motion for class certification. Defendants filed their opposition to the motion on June 29, 2026.
In May and October 2024, two putative stockholder derivative actions were filed and subsequently consolidated as In re agilon health, inc. Shareholder Derivative Litigation, No. 1:24-cv-00531 (W.D. Tex.) (the “Consolidated Derivative Matter”). On April 23, 2026, the lead plaintiffs filed an amended complaint, which names the Company and certain current and former executive officers and directors of the Company as defendants, along with CD&R Vector Holdings, L.P. Plaintiffs in the Consolidated Derivative Matter generally assert claims under Sections 14(a), 10(b) and 20(a) of the Exchange Act, as well as common law claims including breach of fiduciary duty, among others, based on allegations similar to those in the Consolidated Securities Matter. The Consolidated Derivative Matter seeks damages, corporate governance reforms, restitution, contribution under Section 21D of the Exchange Act, attorney’s fees and costs, and other relief. Defendants filed a motion to dismiss the amended complaint on June 24, 2026.
On December 31, 2025, a putative securities class action, Vandersluis v. agilon health, Inc., No. 1:25-cv-07167 (E.D.N.Y.), was filed, naming the Company and certain current and former executive officers and directors of the Company as defendants. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act based on alleged misstatements between February and August 2025 in the Company’s quarterly reports and earnings releases related to, among other things, the Company’s financial guidance, medical margin and Adjusted EBITDA results and seeks damages on behalf of a purported class of stockholders. Plaintiffs filed an amended complaint on June 29, 2026.
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

The following table illustrates the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Income (loss) from continuing operations	$17,956	$(104,370)	$47,872	$(106,258)
Income (loss) from discontinued operations	—	—	19,000	14,000
Net income (loss)	$17,956	$(104,370)	$66,872	$(92,258)
Denominator
Weighted average shares outstanding – basic	16,705	16,553	16,653	16,535
Weighted average shares outstanding – diluted	17,213	16,553	16,884	16,535
Basic earnings per common share:
Continuing operations	$1.07	$(6.31)	$2.88	$(6.43)
Discontinued operations	—	—	1.14	0.85
Net income (loss)	$1.07	$(6.31)	$4.02	$(5.58)
Diluted earnings per common share:
Continuing operations	$1.04	$(6.31)	$2.84	$(6.43)
Discontinued operations	—	—	1.12	0.85
Net income (loss)	$1.04	$(6.31)	$3.96	$(5.58)

Number of antidilutive stock options and restricted stock excluded from computation	828	1,864	1,145	1,864

NOTE 11. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information:
Interest paid	$3,599	$2,659
Income taxes paid	900	480
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	2,146	1,602
The following table summarizes cash, cash equivalents and restricted cash equivalents (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$107,184	$173,713
Restricted cash and equivalents	71,627	—
Cash, cash equivalents and restricted cash equivalents	$178,811	$173,713

NOTE 12. Variable Interest Entities
Consolidated Variable Interest Entities
agilon health, inc.’s consolidated assets and liabilities as of June 30, 2026 and December 31, 2025 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to agilon health, inc.
agilon health, inc.’s consolidated assets and liabilities include VIE assets and liabilities as follows (in thousands):

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$31,849	$69,242
Receivables, net	1,059,132	672,773
Prepaid expenses and other current assets, net	41,203	37,831
Property and equipment, net	556	632
Intangible assets, net	50,604	55,482
Other assets, net	3,940	4,233
Liabilities
Medical claims and related payables	1,022,506	929,770
Accounts payable and accrued expenses	235,564	105,157
Other liabilities	1,063	1,285
Risk-bearing Entities. At June 30, 2026, the Company operates 32 wholly-owned risk-bearing entities (“RBEs”) for the purpose of entering into risk-bearing contracts with payors. Each RBE’s equity at risk is considered insufficient to finance its activities without additional support, and, therefore, each RBE is considered a VIE. The Company consolidates the RBEs as it has determined that it is the primary beneficiary because it has: (i) the ability to control the activities that most significantly impact the RBEs’ economic performance; and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the RBEs. Specifically, the Company has the unilateral ability and authority, through the RBE governance and management agreements, to make significant decisions about strategic and operating activities of the RBEs, including negotiating and entering into risk-bearing contracts with payors, and approving the RBEs’ annual operating budgets. The Company also has the obligation to fund losses of the RBEs and the right to receive a significant percentage of any financial surplus generated by the RBEs. The assets of the RBEs primarily consist of cash and cash equivalents, receivables, net, intangible assets, net, and other assets. Its obligations primarily consist of medical claims and related payables as well as operating expenses of the RBEs (accounts payable and accrued expenses), including incentive compensation obligations to the Company’s physician partners. On February 18, 2021, the Company executed the Credit Facility, which is guaranteed by certain of the Company’s VIEs. Assets generated by the RBEs (primarily from medical services revenues) may be used, in certain limited circumstances, to settle the Company’s contractual debt obligations.
Unconsolidated Variable Interest Entities
As of June 30, 2026, the Company had 11 equity method investments (liabilities), including nine wholly-owned CMS ACO Models entities discussed below, that were deemed to be VIEs. The Company has determined that the activities that most significantly impact the performance of these VIEs consist of the allocation of resources to and other decisions related to clinical activities and provider contracting decisions. Because the Company does not have the ability to control these activities due to another party’s control of the VIEs’ board of directors, the Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs. The Company provided support to assist its CMS ACO Models investments in obtaining surety bonds related to risk-bearing capital contributions to CMS. As of June 30, 2026 and December 31, 2025, the CMS ACO Models investments had $133.0 million and $131.6 million, respectively, of outstanding surety bonds. The Company's maximum loss exposure as a result of the Company’s involvement with the unconsolidated VIEs cannot be quantified as the Company has the obligation to provide ongoing operational support to the unconsolidated VIEs, as needed.

Equity Method Investments
The following table summarizes the Company’s equity method investees (in thousands):

	June 30, 2026	December 31, 2025
Equity method investments - Other(1)	$9,423	$9,354
Equity method investments - CMS ACO Models(1)	55,657	50,433
Equity method liabilities - CMS ACO Models(2)	(13,312)	(12,156)
___________________________________________
(1)Included in Other assets, net in the condensed consolidated balance sheets.
(2)Included in Other liabilities in the condensed consolidated balance sheets.
At June 30, 2026, the Company is a partner in nine wholly-owned CMS ACO Models investments in collaboration with 12 of its physician group partners operating in 12 geographies. The combined summarized operating results of the Company’s CMS ACO Models investments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Medical services revenue	$379,268	$434,806	$819,113	$848,271
Medical services expense	(352,441)	(401,902)	(720,139)	(753,755)
Other medical expenses(1)	(14,525)	(17,848)	(54,609)	(54,090)
Income (loss) from operations(2)	(4,551)	6,396	10,285	22,609
Net income (loss)(3)	(7,590)	5,395	4,069	18,072
___________________________________________
(1)The three months ended June 30, 2026 and 2025, includes physician incentive expenses of $7.8 million and $8.8 million, respectively. The six months ended June 30, 2026 and 2025, includes physician incentive expenses of $41.5 million and $36.6 million, respectively.
(2)The three months ended June 30, 2026 and 2025, includes operating expenses for services provided by the Company of $12.4 million and $4.3 million, respectively. The six months ended June 30, 2026 and 2025, includes operating expenses for services provided by the Company of $24.9 million and $8.5 million, respectively.
(3)Included in Income (loss) from equity method investments in the condensed consolidated statements of operations.
The combined summarized balance sheet of the Company’s CMS ACO Models investments are as follows (in thousands):

	June 30, 2026	December 31, 2025
Current assets	$368,467	$222,398
Noncurrent assets	6,600	4,033
Total assets	375,067	226,431
Current and total liabilities	332,722	188,155

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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Recent Accounting Pronouncements
Overview and Recent Developments
Our business is transforming healthcare by empowering primary care physicians (“PCPs”) to be the agent for change in the communities they serve. We believe that PCPs, with their intimate patient-physician relationships, are best positioned to drive meaningful change in quality, cost, and patient experience when provided with the right infrastructure and payment model. Through our combination of the agilon platform, a long-term partnership model with existing physician groups, and a growing network of like-minded physicians, we believe we are poised to revolutionize healthcare for seniors across communities throughout the United States. We believe our purpose-built model provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. Our model operates by forming risk-bearing entities (“RBEs”) within local geographies, which enter into arrangements with payors providing for monthly payments to manage the total healthcare needs of our physician partners’ attributed patients (or, global capitation arrangements). The RBEs also contract with agilon to perform certain functions and enter into long-term professional service agreements with one or more anchor physician groups pursuant to which the anchor physician groups receive a base compensation rate and share in the savings from successfully improving quality of care and reducing costs.
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
Second Quarter 2026 Results:
•Medicare Advantage members of approximately 437,500 as of June 30, 2026 decreased 12% from June 30, 2025.
•CMS ACO Models (defined below) attributed beneficiaries of approximately 112,200 as of June 30, 2026 decreased 3% from June 30, 2025.
•Total revenue of $1.5 billion increased 7% compared to $1.4 billion in the second quarter of 2025.
•Gross profit of $107 million, compared to gross loss of $52 million in the second quarter of 2025.
•Medical margin of $197 million, compared to negative medical margin of $53 million in the second quarter of 2025.
•Net income of $18 million, compared to net loss of $104 million in the second quarter of 2025.
•Adjusted EBITDA of $70 million, compared to Adjusted EBITDA loss of $83 million in the second quarter of 2025.

Year to Date 2026 Results as of June 30, 2026:
•Total revenue of $2.9 billion remained relatively flat in the six months ended June 30, 2026 compared to the same period in 2025.
•Gross profit of $172 million, compared to gross loss of $2 million in the six months ended June 30, 2025.
•Medical margin of $346 million, compared to $75 million in the six months ended June 30, 2025.
•Net income of $67 million, compared to net loss of $92 million in the six months ended June 30, 2025.
•Adjusted EBITDA of $123 million, compared to Adjusted EBITDA loss of $63 million in the six months ended June 30, 2025.
Platform Membership Details
MA members decreased 12% from June 30, 2025, which reflects previously disclosed market exits, as well as payor exits in certain markets resulting from a disciplined approach to contracting focused on profitability. Total members live on the agilon platform at June 30, 2026 include 437,500 MA members and 112,200 attributed CMS ACO Models (as defined below) beneficiaries.
Average MA membership was 447,100 during the second quarter of 2026.
Reverse Stock Split
On March 30, 2026, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-25 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each twenty-five shares of common stock issued and outstanding was automatically reclassified, combined, and converted into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive fractional shares automatically became entitled to receive cash in lieu of such fractional share. Proportional adjustments were made to the number of shares of common stock awarded and available for issuance under our equity incentive plans, as well as the exercise price and the number of shares issuable upon the exercise or conversion of our outstanding stock options and other equity securities under our equity incentive plans. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. All common stock, stock options, restricted stock units, and per share information presented within this Quarterly Report on Form 10-Q have been adjusted to reflect the Reverse Stock Split on a retroactive basis for all periods presented.
Appointment of Chief Executive Officer and President
As previously disclosed in our Current Report on Form 8-K filed on April 27, 2026, on April 24, 2026, the Company entered into an employment agreement with Tim O’Rourke, pursuant to which he began to serve as the Company’s Chief Executive Officer and President, reporting to the Board of Directors, on May 7, 2026. Effective as of his commencement date, the Board also appointed Mr. O’Rourke to serve as a Class III director.

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
We monitor the following key financial and operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business (dollars in thousands):

	As of and For the			As of and For the
	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
MA members	437,500	497,500	(12)	437,500	497,500	(12)
Medical services revenue	$1,492,921	$1,392,039	7	$2,911,470	$2,921,918	—
Gross profit (loss)	$107,139	$(52,427)	304	$172,154	$(1,705)	10,197
Medical margin(1)	$196,686	$(53,206)	470	$345,607	$74,806	362
Platform support costs	$42,733	$37,423	14	$80,348	$81,661	(2)
Net income (loss)	$17,956	$(104,370)	117	$66,872	$(92,258)	172
Adjusted EBITDA(1)	$69,571	$(83,333)	183	$123,410	$(62,766)	297
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
The following table presents our gross profit (loss) (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$1,494,743	$1,394,982	$2,915,203	$2,927,764
Medical services expense	(1,296,235)	(1,445,245)	(2,565,863)	(2,847,112)
Other medical expenses(1)	(91,369)	(2,164)	(177,186)	(82,357)
Gross profit (loss)	$107,139	$(52,427)	$172,154	$(1,705)
___________________________________________

(1)Represents physician incentive expense related to surplus sharing and other care management expenses that help to create medical cost efficiency. Includes costs in geographies that are in implementation and are not yet generating revenue and investments to grow existing markets. For the three months ended June 30, 2026 and 2025, costs incurred in implementing geographies were $0.7 million and $0.2 million, respectively. For the six months ended June 30, 2026 and 2025, costs incurred in implementing geographies were $1.3 million and $(1.0) million, respectively.
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
The table below presents costs to support our live geographies and enterprise functions, which are included in general and administrative expenses (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Platform support costs	$42,733	$37,423	$80,348	$81,661
% of Revenue	3%	3%	3%	3%
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
Medical services revenue constitutes substantially all our total revenue for the three and six months ended June 30, 2026 and 2025.

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
Other Medical Expenses
Other medical expenses include: (i) partner physician incentive expense and (ii) other provider costs. Partner physician incentive expense represents obligations to our physician partners corresponding to a portion of the surplus generated in our geographies, which is a function of medical services revenues less the sum of medical services expenses, other provider costs and market operating costs, for the respective geography. Physician payment obligations are reconciled quarterly, and settlement payments are typically issued to providers on an annual basis in arrears, with interim payments issued periodically. Other provider costs include payments to support physician-patient engagement, certain other medical costs, and other care management expenses that help to create medical cost efficiency. Other provider costs include costs incurred for geographies that are in implementation and are not yet generating revenue.
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
Results of Operations
The following table summarizes key components of our results of operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Medical services revenue	$1,492,921	$1,392,039	$2,911,470	$2,921,918
Other operating revenue	1,822	2,943	3,733	5,846
Total revenues	1,494,743	1,394,982	2,915,203	2,927,764
Expenses:
Medical services expense	1,296,235	1,445,245	2,565,863	2,847,112
Other medical expenses	91,369	2,164	177,186	82,357
General and administrative	88,505	56,281	142,736	122,237
Depreciation and amortization	6,864	7,319	13,651	14,195
Total expenses	1,482,973	1,511,009	2,899,436	3,065,901
Income (loss) from operations	11,770	(116,027)	15,767	(138,137)
Other income (expense):
Income (loss) from equity method investments	(7,596)	5,412	4,137	18,084
Other income (expense), net	15,015	7,879	31,040	17,140
Interest expense	(1,608)	(1,572)	(3,419)	(3,087)
Income (loss) before income taxes	17,581	(104,308)	47,525	(106,000)
Income tax benefit (expense)	375	(62)	347	(258)
Income (loss) from continuing operations	17,956	(104,370)	47,872	(106,258)
Discontinued operations:
Adjustments on sale of assets, net	—	—	19,000	14,000
Net income (loss)	$17,956	$(104,370)	$66,872	$(92,258)

The following table summarizes our results of operations as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Medical services revenue	100%	100%	100%	100%
Other operating revenue	—	—	—	—
Total revenues	100	100	100	100
Expenses:
Medical services expense	87	104	88	97
Other medical expenses	6	—	6	3
General and administrative	6	4	5	4
Depreciation and amortization	—	1	—	—
Total expenses	99	108	99	105
Income (loss) from operations	1	(8)	1	(5)
Other income (expense):
Income (loss) from equity method investments	(1)	—	—	1
Other income (expense), net	1	1	1	1
Interest expense	—	—	—	—
Income (loss) before income taxes	1	(7)	2	(4)
Income tax benefit (expense)	—	—	—	—
Income (loss) from continuing operations	1	(7)	2	(4)
Discontinued operations:
Adjustments on sale of assets, net	—	—	1	—
Net income (loss)	1%	(7)%	2%	(3)%
Comparison of the Three and Six Months Ended June 30, 2026 to the Three and Six Months Ended June 30, 2025
Medical Services Revenue

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Medical services revenue	$1,492,921	$1,392,039	$100,882	7%
% of total revenues	100%	100%
Medical services revenue increased by $100.9 million, or 7%, for the three months ended June 30, 2026 compared to the same period in 2025. The increase in medical services revenue for the three months ended June 30, 2026 was driven by higher premium yield as a result of constructive rates for 2026 from CMS funding, increased expectations for risk adjustment contribution, more favorable percentage of premium as a result of payor contract negotiations, and a new payor relationship in an existing geography. During the three months ended June 30, 2026, PMPM capitation rates increased 19% compared to the same period in 2025. The increase in medical services revenue was partially offset by an average MA membership decline of 10% as a result of our measured approach to growth, previously disclosed market exits which were finalized as of January 1, 2026, and payor exits in certain markets which were a result of our disciplined and profitability-focused contracting efforts.

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Medical services revenue	$2,911,470	$2,921,918	$(10,448)	—%
% of total revenues	100%	100%
Medical services revenue was relatively flat for the six months ended June 30, 2026 compared to the same period in 2025. Medical services revenue for the six months ended June 30, 2026 was impacted by an average MA membership decline of 12% as a result of our measured approach to growth, previously disclosed market exits which were finalized as of January 1, 2026, and payor exits in certain markets, which were a result of our disciplined and profitability-focused contracting efforts. Additionally, medical services revenue for the six months ended June 30, 2026 was impacted by higher premium yield as a result of constructive rates for 2026 from CMS funding, increased expectations for risk adjustment contribution, more favorable percentage of premium as a result of payor contract negotiations, and a new payor relationship in an existing geography. During the six months ended June 30, 2026, PMPM capitation rates increased 13% compared to the same period in 2025.
Medical Services Expense

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Medical services expense	$1,296,235	$1,445,245	$(149,010)	(10)%
% of total revenues	87%	104%
Medical services expense decreased by $149.0 million, or 10%, for the three months ended June 30, 2026 compared to the same period in 2025 due primarily to a decline in average MA membership of 10% as a result of our measured approach to growth, previously disclosed market exits which were finalized as of January 1, 2026, and payor exits in certain markets which were a result of our disciplined and profitability-focused contracting efforts. Additionally, medical services expense for the three months ended June 30, 2026 benefited from positive claims development from 2025 and the first quarter of 2026. Based on our current census data, cost trends for the three months ended June 30, 2026 remained in line with what has been stated by our payor partners and others in our industry.

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Medical services expense	$2,565,863	$2,847,112	$(281,249)	(10)%
% of total revenues	88%	97%
Medical services expense decreased by $281.2 million, or 10%, for the six months ended June 30, 2026 compared to the same period in 2025 due primarily to a decline in average MA membership of 12% as a result of our measured approach to growth, previously disclosed market exits which were finalized as of January 1, 2026, and payor exits in certain markets which were a result of our disciplined and profitability-focused contracting efforts. Additionally, medical services expense for the six months ended June 30, 2026 benefited from positive claims development from 2025. The decline in MA membership was partially offset by an increase in average medical services expense per member of 2% primarily from higher year-over-year cost trends in 2026. Based on our current census data, cost trends for the six months ended June 30, 2026 remained in line with what has been stated by our payor partners and others in our industry.

Other Medical Expenses

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Other medical expenses	$91,369	$2,164	$89,205	4122%
% of total revenues	6%	—%
Other medical expenses increased by $89.2 million for the three months ended June 30, 2026 compared to the same period in 2025. Partner physician incentive expense, which is primarily a function of medical services revenues less the sum of medical services expenses, increased by $94.6 million to $59.7 million in 2026 compared to $(34.9) million in the same period in 2025 as a result of the higher margins generated in certain of our geographies during 2026, which were a result of our disciplined and profitability-focused contracting efforts, compared to losses generated in certain of our geographies during the same period in 2025. Other provider costs decreased by $5.4 million to $31.7 million in 2026 compared to $37.1 million in the same period in 2025 primarily as a result of a decline in additional compensation to support physician-patient engagement and other care management expenses.

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Other medical expenses	$177,186	$82,357	$94,829	115%
% of total revenues	6%	3%
Other medical expenses increased by $94.8 million, or 115%, for the six months ended June 30, 2026 compared to the same period in 2025. Partner physician incentive expense, which is primarily a function of medical services revenues less the sum of medical services expenses, increased by $109.1 million to $118.2 million in 2026 compared to $9.1 million in the same period in 2025 as a result of the higher margins generated in certain of our geographies during 2026, which were a result of our disciplined and profitability-focused contracting efforts, compared to losses generated in certain of our geographies during the same period in 2025. Other provider costs decreased by $14.3 million to $59.0 million in 2026 compared to $73.3 million in the same period in 2025 primarily as a result of a decline in additional compensation to support physician-patient engagement and other care management expenses.
General and Administrative

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
General and administrative	$88,505	$56,281	$32,224	57%
% of total revenues	6%	4%
General and administrative expenses increased $32.2 million, or 57%, for the three months ended June 30, 2026 compared to the same period in 2025. Operating costs to support our live geographies and enterprise functions (platform support costs) increased to $42.7 million in 2026, compared to $37.4 million in the same period in 2025. Operating costs to support our live geographies and enterprise functions as a percentage of revenue remain flat at 3% for the three months ended June 30, 2026 compared to the same period in 2025. Investments to support geography entry decreased to $2.9 million in 2026, compared to $4.2 million in the same period in 2025 due to decreased costs associated with the expansion within existing geographies. Stock-based compensation expense increased $8.4 million for the three months ended June 30, 2026, compared to the same period in 2025 primarily as the performance conditions on certain performance-based equity awards were deemed probable, and thus the related costs were increased. Costs incurred for severance and transaction-related costs increased by $19.8 million to $19.0 million in 2026 compared to $(0.8) million in the same period in 2025 as a result of our cost management initiatives.

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
General and administrative	$142,736	$122,237	$20,499	17%
% of total revenues	5%	4%
General and administrative expenses increased $20.5 million, or 17%, for the six months ended June 30, 2026 compared to the same period in 2025. Operating costs to support our live geographies and enterprise functions (platform support costs) decreased to $80.3 million in 2026, compared to $81.7 million in the same period in 2025 as a result of our cost management initiatives. Operating costs to support our live geographies and enterprise functions as a percentage of revenue remain flat at 3% for the six months ended June 30, 2026 compared to the same period in 2025. Investments to support geography entry decreased to $4.6 million in 2026, compared to $10.8 million in the same period in 2025 due to decreased costs associated with the expansion within existing geographies. Stock-based compensation expense decreased $2.0 million for the six months ended June 30, 2026, compared to the same period in 2025 primarily as the performance conditions on certain performance-based equity awards were deemed not probable, and thus the related costs were reversed. Costs incurred for severance and transaction-related costs increased by $30.1 million to $27.7 million in 2026 compared to $(2.4) million in the same period in 2025 as a result of our cost management initiatives.
Income (loss) from equity method investments

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Income (loss) from equity method investments	$(7,596)	$5,412	$(13,008)	(240)%
% of total revenues	1%	—%
Income (loss) from equity method investments decreased $13.0 million to losses of $7.6 million for the three months ended June 30, 2026 compared to income of $5.4 million in the same period in 2025. Our CMS ACO Models investees recognized an increase in operating expenses during the three months ended June 30, 2026 compared to the same period in 2025 as a result of additional services we provided, which began in the fourth quarter of 2025.

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Income (loss) from equity method investments	$4,137	$18,084	$(13,947)	(77)%
% of total revenues	—%	1%
Income (loss) from equity method investments decreased $13.9 million to $4.1 million for the six months ended June 30, 2026 compared to $18.1 million in the same period in 2025. Our CMS ACO Models investees recognized an increase in operating expenses during the six months ended June 30, 2026 compared to the same period in 2025 as a result of additional services we provided, which began in the fourth quarter of 2025. The decrease in income (loss) from equity method investments was partially offset by an increase in gross profit from our CMS ACO Models investees during the six months ended June 30, 2026 compared to the same period in 2025.
Other income (expense), net

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Other income (expense), net	$15,015	$7,879	$7,136	91%
% of total revenues	1%	1%

Other income (expense), net increased by $7.1 million, or 91%, for the three months ended June 30, 2026 compared to the same period in 2025 primarily from the increase in income related to additional services rendered to our CMS ACO Models investments recognized beginning in the fourth quarter of 2025.

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Other income (expense), net	$31,040	$17,140	$13,900	81%
% of total revenues	1%	1%
Other income (expense), net increased by $13.9 million, or 81%, for the six months ended June 30, 2026 compared to the same period in 2025 primarily from the increase in income related to additional services rendered to our CMS ACO Models investments recognized beginning in the fourth quarter of 2025.
Total Discontinued Operations

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Total discontinued operations	$19,000	$14,000	$5,000	36%
% of total revenues	1%	—%
Total discontinued operations relate to the sale of our Hawaii operations in October 2023. Total discontinued operations for the six months ended June 30, 2026 and 2025 relate to the release of a contingent obligation from our Hawaii operations.
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
The following table sets forth a reconciliation of gross profit (loss) to medical margin using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross profit (loss)(1)	$107,139	$(52,427)	$172,154	$(1,705)
Other operating revenue	(1,822)	(2,943)	(3,733)	(5,846)
Other medical expenses	91,369	2,164	177,186	82,357
Medical margin	$196,686	$(53,206)	$345,607	$74,806
___________________________________________
(1)Gross profit (loss) is defined as total revenues less medical services expense and other medical expenses.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$17,956	$(104,370)	$66,872	$(92,258)
(Income) loss from discontinued operations, net of income taxes	—	—	(19,000)	(14,000)
Interest expense	1,608	1,572	3,419	3,087
Income tax expense (benefit)	(375)	62	(347)	258
Depreciation and amortization	6,864	7,319	13,651	14,195
Severance and related costs	7,637	119	13,751	644
Stock-based compensation expense	23,832	15,381	30,087	32,101
EBITDA adjustments related to equity method investments(1)	14,783	4,366	29,666	11,209
Other(2)	(2,734)	(7,782)	(14,689)	(18,002)
Adjusted EBITDA	$69,571	$(83,333)	$123,410	$(62,766)
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
As of June 30, 2026, we had cash and cash equivalents and restricted cash of $178.8 million and investments in marketable securities of $78.4 million.
From time to time, we may incur operating losses and may generate negative cash flows from operations. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business. Our primary uses of cash include payments for medical claims and other medical expenses, including partner physician incentive expense, general and administrative expenses, costs associated with the development of new geographies and expansion of existing geographies, debt service and capital expenditures. Final reconciliation and receipt of amounts due from payors are typically settled in arrears, following completion of the contractual program year.
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
Our ability to pay dividends to holders of our common stock is significantly limited as a practical matter by our growth plans as well as the Credit Facility insofar as we may seek to pay dividends out of funds made available to us by agilon health management, inc. or its subsidiaries because the Credit Facility restricts agilon health management, inc.’s ability to pay dividends or make loans to us. The borrower on the Credit Facility is agilon health management, inc., our wholly-owned subsidiary. The Credit Facility is guaranteed by certain of our subsidiaries, including those identified as variable interest entities, and contains customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios.
Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows. The following table sets forth changes in cash flows (dollars in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by (used in) operating activities	$(33,569)	$(67,072)	$33,503
Net cash provided by (used in) investing activities	39,183	47,369	(8,186)
Net cash provided by (used in) financing activities	(516)	(2,741)	2,225
Net Cash Provided By (Used In) Operating Activities
Net cash used in operating activities was $33.6 million for the six months ended June 30, 2026 compared to $67.1 million for the six months ended June 30, 2025. The change in net cash used in operating activities was primarily a result of the increase in medical margin, partially offset by increased provider costs, including partner physician incentive expenses, and timing of settlements with payors. Our cash flow from operations is dependent upon the number of members on our platform, the timing of settlements with payors, and the level of operating and general and administrative expenses necessary to operate and grow our business, among other factors.
Net Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities was $39.2 million for the six months ended June 30, 2026 compared to $47.4 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, we received net proceeds from the maturities of marketable securities and repayments of loans receivables of $46.6 million and made investments of $7.4 million primarily for the acquisition of intangible assets and property and equipment. During the six months ended June 30, 2025, we received proceeds from the maturities of marketable securities of $125.3 million and made investments of $78.0 million primarily for marketable securities, and the acquisition of intangible assets and property and equipment.
Net Cash Provided By (Used In) Financing Activities
Net cash used in financing activities was $0.5 million for the six months ended June 30, 2026 was primarily related to the repayment of debt, partially offset by proceeds from stock option exercises. Net cash used in financing activities of $2.7 million for the six months ended June 30, 2025 was primarily related to the payments for equity issuances.

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
Equity
As of June 30, 2026, we had 16.8 million shares of common stock outstanding. See “—Overview and Recent Developments” above for information related to the Reverse Stock Split.
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
We held cash, cash equivalents, restricted cash and equivalents, and marketable securities of $257.3 million and $285.1 million as of June 30, 2026 and December 31, 2025, respectively, consisting of bank deposits, certificates of deposits, money market funds, U.S. Treasury notes, and corporate debt securities. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our marketable securities. Declines in interest rates over time will reduce our investment income. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.
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
Changes in Internal Control Over Financial Reporting. Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See the “Legal Proceedings” section of Note 9 to the Condensed Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to the risk factors disclosed in that Form 10-K.
Item 5. Other Information
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K under the Act).
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

10.1
Employment Agreement, dated as of March 27, 2026, by and between Denise Zamore and agilon health, inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed May 6, 2026).†

10.2
Employment Agreement, dated as of April 24, 2026, by and between Tim O’Rourke and agilon health, inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed May 6, 2026).†

10.3
Employee Restricted Stock Unit Agreement, effective as of May 7, 2026, by and between Tim O’Rourke and agilon health, inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed May 6, 2026).†

10.4
Employee Restricted Performance Stock Unit Agreement, effective as of May 7, 2026, by and between Tim O’Rourke and agilon health, inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed May 6, 2026).†

10.5
Severance Agreement and General Release, dated as of July 17, 2026, by and between agilon health, inc. and Girish Venkatachaliah (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 22, 2026).†*

10.6
Fourth Amendment to Credit Agreement, dated as of April 9, 2026, among agilon health, inc., agilon health management, inc. (f/k/a agilon health, inc.), Agilon Health Intermediate Holdings, Inc., the Subsidiary Guarantors party thereto, the Lenders and Issuers from time to time party thereto and J.P. Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed May 6, 2026).

Exhibit Number	Description
31.1	Certification by Timothy O’Rourke, agilon’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Jeffrey Schwaneke, agilon’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Timothy O’Rourke, agilon’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Jeffrey Schwaneke, agilon’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*
___________________________________________
*Filed herewith.
**Furnished herewith.
†     Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2026	agilon health, inc.

(Registrant)

/s/ JEFFREY SCHWANEKE
Jeffrey Schwaneke
Chief Financial Officer
(Principal Financial Officer)