Form 10-Q
period 2026-09-30
agilon health, inc.
filed 2026-11-04
CIK 1831097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
At October 29, 2026, there were 16,795,774 shares of the registrant’s $0.01 par value common stock outstanding.

agilon health, inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
agilon health, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$174,399	$173,713
Restricted cash and equivalents	71,980	—
Marketable securities	65,361	111,429
Receivables, net	1,017,120	673,793
Prepaid expenses and other current assets, net	70,929	137,762
Total current assets	1,399,789	1,096,697
Property, equipment, and capitalized software, net	24,038	25,417
Intangible assets, net	56,853	65,725
Other assets	84,841	83,451
Total assets	$1,565,521	$1,271,290
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Medical claims and related payables	$892,342	$929,770
Accounts payable and accrued expenses	325,956	127,477
Current debt	15,021	19,238
Total current liabilities	1,233,319	1,076,485
Long-term debt	15,512	15,750
Other liabilities	35,813	52,321
Total liabilities	1,284,644	1,144,556

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.01 par value: 2,000,000 shares authorized; 16,795 and 16,589 shares issued and outstanding, respectively	168	166
Additional paid-in capital	2,157,392	2,103,976
Accumulated deficit	(1,876,540)	(1,978,324)
Accumulated other comprehensive income (loss)	(143)	916
Total stockholders’ equity (deficit)	280,877	126,734
Total liabilities and stockholders’ equity (deficit)	$1,565,521	$1,271,290
The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as agilon health, inc., together with its consolidated subsidiaries and VIEs (the “Company”), is the primary beneficiary of these VIEs. As of September 30, 2026 and December 31, 2025, the condensed consolidated balance sheets included total assets of the Company’s consolidated VIEs totaling $1.15 billion and $840.2 million, respectively, and total liabilities totaling $1.18 billion and $1.04 billion, respectively. See Note 12 for additional discussion related to the Company's consolidated VIEs.
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Medical services revenue	$1,517,831	$1,432,437	$4,429,301	$4,354,355
Other operating revenue	1,655	2,884	5,388	8,730
Total revenues	1,519,486	1,435,321	4,434,689	4,363,085
Expenses:
Medical services expense	1,343,519	1,489,479	3,909,382	4,336,591
Other medical expenses	77,984	13,488	255,170	95,845
General and administrative	67,133	56,198	209,869	178,435
Depreciation and amortization	6,741	7,430	20,392	21,625
Total expenses	1,495,377	1,566,595	4,394,813	4,632,496
Income (loss) from operations	24,109	(131,274)	39,876	(269,411)
Other income (expense):
Income (loss) from equity method investments	(979)	13,133	3,158	31,217
Other income (expense), net	17,524	9,441	48,564	26,581
Interest expense	(1,744)	(1,838)	(5,163)	(4,925)
Income (loss) before income taxes	38,910	(110,538)	86,435	(216,538)
Income tax benefit (expense)	(3,998)	331	(3,651)	73
Income (loss) from continuing operations	34,912	(110,207)	82,784	(216,465)
Discontinued operations:
Adjustments on sale of assets, net	—	—	19,000	14,000
Net income (loss)	$34,912	$(110,207)	$101,784	$(202,465)

Basic earnings per common share:
Continuing operations	$2.08	$(6.65)	$4.96	$(13.08)
Discontinued operations	—	—	1.14	0.85
Net income (loss)	$2.08	$(6.65)	$6.10	$(12.23)

Diluted earnings per common share:
Continuing operations	$1.97	$(6.65)	$4.81	$(13.08)
Discontinued operations	—	—	1.11	0.85
Net income (loss)	$1.97	$(6.65)	$5.92	$(12.23)

Weighted average shares outstanding
Basic	16,793	16,578	16,698	16,550
Diluted	17,688	16,578	17,199	16,550
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$34,912	$(110,207)	$101,784	$(202,465)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(320)	89	(1,118)	911
Foreign currency translation adjustment	23	4	59	57
Total comprehensive income (loss)	$34,615	$(110,114)	$100,725	$(201,497)
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)
For the three months ended September 30, 2026:

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
July 1, 2026	16,785	$168	$2,138,657	$(1,911,452)	$154	$227,527
Net income (loss)	—	—	—	34,912	—	34,912
Other comprehensive income (loss)	—	—	—	—	(297)	(297)
Exercise of stock options	3	—	282	—	—	282
Vesting of restricted stock units	11	—	—	—	—	—
Shares withheld related to net share settlement	(4)	—	(406)	—	—	(406)
Stock-based compensation expense	—	—	18,859	—	—	18,859
September 30, 2026	16,795	$168	$2,157,392	$(1,876,540)	$(143)	$280,877
For the three months ended September 30, 2025:

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
July 1, 2025	16,570	$166	$2,087,211	$(1,679,235)	$787	$408,929
Net income (loss)	—	—	—	(110,207)	—	(110,207)
Other comprehensive income (loss)	—	—	—	—	93	93
Vesting of restricted stock units	17	—	—	—	—	—
Shares withheld related to net share settlement	(5)	—	(236)	—	—	(236)
Stock-based compensation expense	—	—	7,498	—	—	7,498
September 30, 2025	16,582	$166	$2,094,473	$(1,789,442)	$880	$306,077

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)
For the nine months ended September 30, 2026:

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2026	16,589	$166	$2,103,976	$(1,978,324)	$916	$126,734
Net income (loss)	—	—	—	101,784	—	101,784
Other comprehensive income (loss)	—	—	—	—	(1,059)	(1,059)
Exercise of stock options	81	1	5,775	—	—	5,776
Vesting of restricted stock units	173	1	(1)	—	—	—
Shares withheld related to net share settlement	(48)	—	(1,304)	—	—	(1,304)
Stock-based compensation expense	—	—	48,946	—	—	48,946
September 30, 2026	16,795	$168	$2,157,392	$(1,876,540)	$(143)	$280,877
For the nine months ended September 30, 2025:

	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
January 1, 2025	16,487	$165	$2,057,852	$(1,586,977)	$(88)	$470,952
Net income (loss)	—	—	—	(202,465)	—	(202,465)
Other comprehensive income (loss)	—	—	—	—	968	968
Exercise of stock options	1	—	110	—	—	110
Vesting of restricted stock units	121	1	(1)	—	—	—
Shares withheld related to net share settlement	(27)	—	(3,087)	—	—	(3,087)
Stock-based compensation expense	—	—	39,599	—	—	39,599
September 30, 2025	16,582	$166	$2,094,473	$(1,789,442)	$880	$306,077

See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$101,784	$(202,465)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	20,392	21,625
Stock-based compensation expense	48,946	39,599
Loss (income) from equity method investments	(3,158)	(31,217)
Adjustments on sale of assets, net	(19,000)	(14,000)
Other, net	1,739	(5,571)
Changes in operating assets and liabilities	(134,400)	106,803
Net cash provided by (used in) operating activities	16,303	(85,226)
Cash flows from investing activities:
Purchases of property, equipment, and capitalized software	(9,805)	(10,274)
Purchase of intangible assets	(885)	(23,076)
Investment in loans receivable and other	—	(1,000)
Investments in marketable securities	—	(60,154)
Proceeds from maturities of marketable securities and other	67,693	160,531
Net cash provided by (used in) investing activities	57,003	66,027
Cash flows from financing activities:
Proceeds from (payments for) equity issuances, net	4,472	(2,977)
Debt issuance costs	(1,612)	—
Repayments of long-term debt	(3,500)	—
Net cash provided by (used in) financing activities	(640)	(2,977)
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	72,666	(22,176)
Cash, cash equivalents and restricted cash and equivalents, beginning of period	173,713	193,860
Cash, cash equivalents and restricted cash and equivalents, end of period	$246,379	$171,684
See accompanying Notes to the Condensed Consolidated Financial Statements.

agilon health, inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Business
Description of Business
agilon health, inc., together with its consolidated subsidiaries and VIEs (the “Company”), through its partnerships and purpose-built model, provides the necessary capabilities, capital, and business model for existing physician groups to create a Medicare-centric, globally capitated line of business. As of September 30, 2026, the Company, through its contracted physician networks, provided care to approximately 453,600 Medicare Advantage members enrolled with private health plans. Additionally, the Company participates in the Centers for Medicare & Medicaid Services’ (“CMS”) Accountable Care Organization Realizing Equity, Access, and Community Health (“ACO REACH”) Model and Medicare Shared Savings Program (“MSSP,” and together with ACO REACH, the “CMS ACO Models”) through its equity method investments.
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

NOTE 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of agilon health, inc., its wholly-owned subsidiaries, and joint ventures and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. See Note 12 for additional discussion related to the Company’s involvement with VIEs. All adjustments (consisting of normal recurring adjustments unless otherwise indicated), which the Company considers necessary to present fairly its financial position, results of operations, and cash flows, have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
Segment Reporting
The Company operates a Medicare-centric, capitated line of business and is organized as a single operating and reportable segment based on the manner in which the Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), evaluates performance and makes decisions about how to allocate resources. Segment asset information, which is presented on the condensed consolidated balance sheet, is not used by the CODM to assess performance and make decisions about how to allocate resources. The Company's segment measure of profit or loss is consolidated net income (loss). The CODM uses the segment measure of profit or loss to assess performance and make resource allocation decisions, primarily through periodic budgeting and company performance reviews. Significant expense categories included within the segment measure of profit or loss that are regularly provided to the CODM include medical services expense, other medical expense, and platform support costs. Medical services expense and other medical expense amounts are included in the condensed consolidated statements of operations. Platform support costs were $44.4 million and $38.7 million for the three months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026 and 2025, other segment items, which consists of general and administrative expenses (excluding platform support costs), depreciation and amortization, other income (expense), income tax benefit (expense), and results from discontinued operations, were $18.7 million and $3.9 million, respectively. Platform support costs were $124.7 million and $120.3 million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, other segment items, which consists of general and administrative expenses (excluding platform support costs), depreciation and amortization, other income (expense), income tax benefit (expense), and results from discontinued operations, were $43.6 million and $12.8 million, respectively.
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
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The amendments in ASU 2024-03 require public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items by breaking down certain expense line items into specified natural expense categories, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. The amendments in ASU 2024-03 can be applied on a prospective basis or retrospective basis and early adoption is permitted. The amendments in ASU 2025-01 clarify the effective date of ASU 2024-03 stating that all public business entities are required to adopt the update in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. ASU 2025-01 does not change the effective date of ASU 2024-03 but was issued to provide clarity on the effective date for public business entities that do not have a calendar year-end. The Company is currently evaluating the potential impact of the adoption of ASU 2024-03 and ASU 2025-01 on the disclosures in its condensed consolidated financial statements.
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
Under the typical capitation arrangement, the Company is entitled to monthly per-member, per-month (“PMPM”) fees to provide a defined range of healthcare services for Medicare Advantage health plan members (“members”) attributed to the Company’s contracted primary care physicians (“PCPs”). In certain of the Company’s payor arrangements, it is also financially responsible for Medicare Part D pharmaceutical costs for prescriptions rendered to members. PMPM fees are based on a percentage of premium that payors receive from the CMS for these members. The Company generally accepts full financial risk for members attributed to its contracted PCPs and therefore is responsible for the cost of all healthcare services required by those members. Fees are generally recorded gross in revenue because the Company is acting as a principal in coordinating and controlling the range of services provided (other than clinical decisions) under its capitation contracts with payors.
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
Concentration
The Company contracts with various payors whereby the Company is entitled to monthly PMPM fees to provide a defined range of healthcare services for members attributed to its contracted PCPs. The Company generally accepts full financial risk for such members and therefore is responsible for the cost of all healthcare services required by them. Substantially all of the Company’s receivable balances are from a small number of payors. Revenue from Medicare Advantage payors constitutes substantially all of the Company’s total revenue for the three and nine months ended September 30, 2026 and 2025. Estimating revenue earned from these payors requires judgment, and changes to these estimates related to prior years were not material to total medical services revenue recognized for the three and nine months ended September 30, 2026 and 2025.

The following table provides the Company’s revenue concentrations with respect to major payors as a percentage of the Company’s total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Payor A	21%	15%	21%	15%
Payor B	24%	17%	24%	16%
Payor C	11%	14%	*	13%
Payor E	*	11%	*	11%
___________________________________________
*Less than 10% of total revenues.
The following table provides the Company’s concentrations of credit risk with respect to major payors as a percentage of receivables, net:

	September 30, 2026	December 31, 2025
Payor A	11%	*
Payor B	19%	*
Payor C	*	15%
Payor D	15%	18%
Payor E	13%	10%
Payor F	*	14%
___________________________________________
*Less than 10% of total receivables.

NOTE 4. Marketable Securities and Fair Value Measurements
Marketable Securities
The following table summarizes the Company’s marketable securities (in thousands):

	September 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$—	$—	$—	$—	$6,991	$6	$—	$6,997
U.S. Treasury notes	65,661	8	(308)	65,361	103,620	813	(1)	104,432
	$65,661	$8	$(308)	$65,361	$110,611	$819	$(1)	$111,429

For the three months ended September 30, 2026, the Company recognized total interest income (included in other income (expense), net in the condensed consolidated statements of operations) of $2.2 million, of which $0.8 million was related to its marketable securities investments and $1.4 million was related to interest on cash and cash equivalent balances. For the three months ended September 30, 2025, the Company recognized total interest income (included in other income (expense), net in the condensed consolidated statements of operations) of $3.8 million, of which $2.3 million was related to its marketable securities investments and $1.5 million was related to interest on cash and cash equivalent balances. For the nine months ended September 30, 2026, the Company recognized total interest income (included in other income (expense), net in the condensed consolidated statements of operations) of $7.6 million, of which $3.4 million was related to its marketable securities investments and $4.2 million was related to interest on cash and cash equivalent balances. For the nine months ended September 30, 2025, the Company recognized total interest income (included in other income (expense), net in the condensed consolidated statements of operations) of $11.7 million, of which $8.0 million was related to its marketable securities investments and $3.7 million was related to interest on cash and cash equivalent balances.
The following table summarizes the Company’s marketable securities maturity as of September 30, 2026 (in thousands):

Year	Amortized Cost	Fair Value
2026	$12,930	$12,938
2027	27,983	27,910
2028	24,748	24,513
	$65,661	$65,361
The following table summarizes the Company’s marketable securities with gross unrealized losses by security type aggregated by the length of time the investments have been in a continuous unrealized loss position as of September 30, 2026 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury notes	$52,423	$308	$—	$—
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
The Company’s unrealized losses from marketable securities as of September 30, 2026 and December 31, 2025 were caused primarily by interest rate increases. There was no allowance for credit losses on available-for-sale marketable securities at September 30, 2026 or December 31, 2025. As of September 30, 2026, all of the Company’s marketable securities carry an investment grade rating by nationally recognized statistical rating organizations.
Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, restricted cash and equivalents, marketable securities, receivables, other liabilities, accounts payable, certain accrued expenses, and borrowings which consist of a term loan and a revolving credit facility. The carrying values of the financial instruments classified as current in the condensed consolidated balance sheets approximate their fair values due to their short-term maturities. The fair values of the term loan and revolving credit facility approximate the carrying values because the interest rates on such borrowings approximate market rates as of the reporting date. Such borrowings are classified within Level 2 of the fair value hierarchy. During the three and nine months ended September 30, 2026 and 2025, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
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
The table below summarizes the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	September 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$—	$—	$—	$—	$6,997	$—
U.S. Treasury notes	65,361	—	—	104,432	—	—
	$65,361	$—	$—	$104,432	$6,997	$—

NOTE 5. Other Assets
The following table summarizes the Company’s other assets (in thousands):

	September 30, 2026	December 31, 2025
Loans to physician partners	$11,073	$14,158
Health plan deposits	2,077	2,077
Equity method investments(1)	63,967	59,787
Right-of-use lease assets	4,442	3,542
Other	3,282	3,887
	$84,841	$83,451
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
Each period, the Company re-examines previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period the claims are settled. The Company’s medical claims payable balance represents management’s best estimate of its liability for unpaid medical costs as of September 30, 2026 and 2025. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The following table presents the components of changes in medical claims and related payables (in thousands):

	September 30,
	2026	2025
Medical claims and related payables, beginning of the year	$895,284	$918,395
Components of incurred costs related to:
Current year	3,947,072	4,301,370
Prior years	(37,690)	35,221
	3,909,382	4,336,591
Claims paid related to:
Current year	(3,105,946)	(3,267,115)
Prior years	(816,870)	(957,756)
	(3,922,816)	(4,224,871)
Medical claims and related payables, end of the period	$881,850	$1,030,115
Medical claims and related payables also include $10.5 million and $34.5 million, as of September 30, 2026 and December 31, 2025, respectively, that is recoverable from other parties under risk sharing arrangements and is presented as prepaid expenses and other current assets, net in the condensed consolidated balance sheets.

NOTE 7. Other Liabilities
The following table summarizes the Company’s other liabilities (in thousands):

	September 30, 2026	December 31, 2025
Other long-term contingencies	$16,000	$35,000
Lease liabilities, long-term	2,892	1,827
Equity method liabilities – CMS ACO Models(1)	13,177	12,156
Other	3,744	3,338
	$35,813	$52,321
__________________________________________
(1)See Note 12 for additional discussion related to the Company's equity method liabilities related to its CMS ACO Models investments.

NOTE 8. Debt
On February 18, 2021, the Company executed a credit facility agreement (as amended by the First Amendment to Credit Agreement, dated as of March 1, 2021, the Second Amendment to Credit Agreement, dated as of May 25, 2023, the Third Amendment to Credit Agreement, dated as of February 12, 2026 (the “Third Amendment”), and the Fourth Amendment to Credit Agreement, dated as of April 9, 2026, the “Credit Agreement”), which includes: (i) a secured term loan facility (the “Secured Term Loan Facility”) and (ii) a senior secured revolving credit facility (the “Secured Revolving Facility,” and together with the Secured Term Loan Facility, the “Credit Facility”). The Third Amendment, among other changes, (a) extended the stated maturity date from February 18, 2026 to February 18, 2028; (b) amended certain covenant “baskets” to be measured as a percentage of EBITDA rather than, or as an alternative to, Consolidated Total Assets; (c) required that the Company maintains a minimum of $50.0 million in Total Cash as of the end of each Business Day; (d) conditioned certain payments, including dividends, to Holdings under the available amount “basket” on the Company achieving positive EBITDA for two consecutive trailing four-quarter periods each ending after the Third Amendment effective date; (e) required that any reduction in outstanding letters of credit be accompanied by a corresponding prepayment of term loans; (f) reduced the aggregate amount of revolving credit commitments from $100.0 million to $90.0 million; and (g) required cash collateralization at 103% of the amount of each letter of credit outstanding (recorded as restricted cash and equivalents on the condensed consolidated balance sheets). Concurrently with the effectiveness of the Third Amendment, the Company executed and delivered an unsecured guaranty of management’s obligations under the Credit Agreement. All capitalized terms used herein, but not defined herein, shall have the meanings ascribed to such terms in the Third Amendment.
As of September 30, 2026, the Company had $31.5 million outstanding under the Secured Term Loan Facility and availability under the Secured Revolving Facility was $20.3 million, as the Company had outstanding letters of credit totaling $69.7 million. The standby letters of credit are automatically extended without amendment for one-year periods, unless the Company notifies the institution in advance of the expiration date that the letter will be terminated. No amounts have been drawn on the outstanding letters of credit as of September 30, 2026.
The Secured Overnight Financing Rate (“SOFR”) is used as a benchmark interest rate in accordance with the Credit Agreement. At the Company’s option, borrowings under the Credit Facility can be either: (i) Term SOFR Rate Loans, (ii) Daily Simple SOFR Rate Loans, or (iii) Base Rate Loans, each as defined in the Credit Agreement. Daily Simple SOFR Rate Loans and Term SOFR Rate Loans bear interest at a rate equal to the sum of 3.50% and the higher of (a) SOFR, as defined in the Credit Agreement, and (b) 0%. Base Rate Loans bear interest at a rate equal to the sum of 2.50% and the highest of: (a) 0.50% in excess of the overnight federal funds rate, (b) the prime rate established by the administrative agent from time to time, (c) the one-month SOFR rate (adjusted for maximum reserves) plus 1.00% and (d) 0%. Additionally, the Company pays a commitment fee on the unfunded Secured Revolving Facility amount of 0.375%. The Company must also pay customary letter of credit fees. As of September 30, 2026, the effective interest rate on the Secured Term Loan Facility was 10.469%.
The Credit Facility is guaranteed by certain of the Company’s subsidiaries, including those identified as VIEs, and contains customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios. Failure to meet any of these covenants could result in an event of default under the Credit Agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. As of September 30, 2026, the Company was in compliance with all covenants under the Credit Facility.
As of September 30, 2026, the Company had $32.4 million outstanding surety bonds related to health plan payor risk-bearing capital contributions.

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

In February and March 2024, three putative securities class action lawsuits were filed and subsequently consolidated as In re agilon health, inc. Securities Litigation, No. 1:24-cv-00297 (W.D. Tex.) (the “Consolidated Securities Matter”). The Consolidated Securities Matter names the Company and certain current and former executive officers and directors of the Company, among others as defendants and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the “Securities Act”) based on alleged misstatements between April 2021 and February 2024 in the Company’s annual and quarterly reports, investor presentations and earnings releases concerning, among other things, financial guidance, medical margin, Adjusted EBITDA, growth strategy, and data management. The Consolidated Securities Matter seeks compensatory damages, judgment interest, attorney’s fees and costs, and other unspecified equitable and/or injunctive relief. In August 2025, the court dismissed certain claims, including all Securities Act claims and portions of the Exchange Act claims, and allowed others to proceed. Discovery is ongoing. On April 6, 2026, Plaintiffs filed a motion for class certification. Defendants filed their opposition to the motion on June 29, 2026, and the parties have since submitted an additional briefing. The Court held a hearing on the motion on October 21, 2026, and the motion remains pending.
In May and October 2024, two putative stockholder derivative actions were filed and subsequently consolidated as In re agilon health, inc. Shareholder Derivative Litigation, No. 1:24-cv-00531 (W.D. Tex.) (the “Consolidated Derivative Matter”). On April 23, 2026, the lead plaintiffs filed an amended complaint, which names the Company and certain current and former executive officers and directors of the Company as defendants, along with CD&R Vector Holdings, L.P. Plaintiffs in the Consolidated Derivative Matter generally assert claims under Sections 14(a), 10(b) and 20(a) of the Exchange Act, as well as common law claims including breach of fiduciary duty, among others, based on allegations similar to those in the Consolidated Securities Matter. The Consolidated Derivative Matter seeks damages, corporate governance reforms, restitution, contribution under Section 21D of the Exchange Act, attorney’s fees and costs, and other relief. Defendants filed a motion to dismiss the amended complaint on June 24, 2026. The motion remains pending.
On December 31, 2025, a putative securities class action, Vandersluis v. agilon health, Inc., No. 1:25-cv-07167 (E.D.N.Y.), was filed, naming the Company and certain current and former executive officers and directors of the Company as defendants. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act based on alleged misstatements between February and August 2025 in the Company’s quarterly reports and earnings releases related to, among other things, the Company’s financial guidance, medical margin and Adjusted EBITDA results and seeks damages on behalf of a purported class of stockholders. Plaintiffs filed an amended complaint on June 29, 2026. Defendants filed a motion to dismiss the amended complaint on August 28, 2026.
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

The following table illustrates the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Income (loss) from continuing operations	$34,912	$(110,207)	$82,784	$(216,465)
Income (loss) from discontinued operations	—	—	19,000	14,000
Net income (loss)	$34,912	$(110,207)	$101,784	$(202,465)
Denominator
Weighted average shares outstanding – basic	16,793	16,578	16,698	16,550
Weighted average shares outstanding – diluted	17,688	16,578	17,199	16,550
Basic earnings per common share:
Continuing operations	$2.08	$(6.65)	$4.96	$(13.08)
Discontinued operations	—	—	1.14	0.85
Net income (loss)	$2.08	$(6.65)	$6.10	$(12.23)
Diluted earnings per common share:
Continuing operations	$1.97	$(6.65)	$4.81	$(13.08)
Discontinued operations	—	—	1.11	0.85
Net income (loss)	$1.97	$(6.65)	$5.92	$(12.23)

Number of antidilutive stock options and restricted stock excluded from computation	425	1,681	802	1,681

NOTE 11. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information:
Interest paid	$4,833	$4,774
Income taxes paid	1,550	669
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	2,146	1,602
The following table summarizes cash, cash equivalents and restricted cash equivalents (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$174,399	$173,713
Restricted cash and equivalents	71,980	—
Cash, cash equivalents and restricted cash equivalents	$246,379	$173,713

NOTE 12. Variable Interest Entities
Consolidated Variable Interest Entities
agilon health, inc.’s consolidated assets and liabilities as of September 30, 2026 and December 31, 2025 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to agilon health, inc.
agilon health, inc.’s consolidated assets and liabilities include VIE assets and liabilities as follows (in thousands):

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$69,014	$69,242
Receivables, net	1,016,381	672,773
Prepaid expenses and other current assets, net	16,018	37,831
Property and equipment, net	456	632
Intangible assets, net	47,682	55,482
Other assets, net	3,813	4,233
Liabilities
Medical claims and related payables	892,342	929,770
Accounts payable and accrued expenses	286,252	105,157
Other liabilities	957	1,285
Risk-bearing Entities. At September 30, 2026, the Company operates 32 wholly-owned risk-bearing entities (“RBEs”) for the purpose of entering into risk-bearing contracts with payors. Each RBE’s equity at risk is considered insufficient to finance its activities without additional support, and, therefore, each RBE is considered a VIE. The Company consolidates the RBEs as it has determined that it is the primary beneficiary because it has: (i) the ability to control the activities that most significantly impact the RBEs’ economic performance; and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the RBEs. Specifically, the Company has the unilateral ability and authority, through the RBE governance and management agreements, to make significant decisions about strategic and operating activities of the RBEs, including negotiating and entering into risk-bearing contracts with payors, and approving the RBEs’ annual operating budgets. The Company also has the obligation to fund losses of the RBEs and the right to receive a significant percentage of any financial surplus generated by the RBEs. The assets of the RBEs primarily consist of cash and cash equivalents, receivables, net, intangible assets, net, and other assets. Its obligations primarily consist of medical claims and related payables as well as operating expenses of the RBEs (accounts payable and accrued expenses), including incentive compensation obligations to the Company’s physician partners. On February 18, 2021, the Company executed the Credit Facility, which is guaranteed by certain of the Company’s VIEs. Assets generated by the RBEs (primarily from medical services revenues) may be used, in certain limited circumstances, to settle the Company’s contractual debt obligations.
Unconsolidated Variable Interest Entities
As of September 30, 2026, the Company had 10 equity method investments (liabilities), including eight wholly-owned CMS ACO Models entities discussed below, that were deemed to be VIEs. The Company has determined that the activities that most significantly impact the performance of these VIEs consist of the allocation of resources to and other decisions related to clinical activities and provider contracting decisions. Because the Company does not have the ability to control these activities due to another party’s control of the VIEs’ board of directors, the Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs. The Company provided support to assist its CMS ACO Models investments in obtaining surety bonds related to risk-bearing capital contributions to CMS. As of September 30, 2026 and December 31, 2025, the CMS ACO Models investments had $95.1 million and $131.6 million, respectively, of outstanding surety bonds. The Company's maximum loss exposure as a result of the Company’s involvement with the unconsolidated VIEs cannot be quantified as the Company has the obligation to provide ongoing operational support to the unconsolidated VIEs, as needed.

Equity Method Investments
The following table summarizes the Company’s equity method investees (in thousands):

	September 30, 2026	December 31, 2025
Equity method investments - Other(1)	$9,440	$9,354
Equity method investments - CMS ACO Models(1)	54,527	50,433
Equity method liabilities - CMS ACO Models(2)	(13,177)	(12,156)
___________________________________________
(1)Included in Other assets, net in the condensed consolidated balance sheets.
(2)Included in Other liabilities in the condensed consolidated balance sheets.
At September 30, 2026, the Company is a partner in eight wholly-owned CMS ACO Models investments in collaboration with 12 of its physician group partners operating in 12 geographies. The combined summarized operating results of the Company’s CMS ACO Models investments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Medical services revenue	$429,125	$458,309	$1,248,238	$1,306,580
Medical services expense	(392,333)	(401,473)	(1,112,472)	(1,155,228)
Other medical expenses(1)	(21,676)	(33,660)	(76,285)	(87,750)
Income (loss) from operations(2)	(3,420)	15,321	6,865	37,930
Net income (loss)(3)	(996)	13,141	3,073	31,213
___________________________________________
(1)The three months ended September 30, 2026 and 2025, includes physician incentive expenses of $17.0 million and $26.6 million, respectively. The nine months ended September 30, 2026 and 2025, includes physician incentive expenses of $58.5 million and $63.2 million, respectively.
(2)The three months ended September 30, 2026 and 2025, includes operating expenses for services provided by the Company of $14.4 million and $3.7 million, respectively. The nine months ended September 30, 2026 and 2025, includes operating expenses for services provided by the Company of $39.3 million and $12.1 million, respectively.
(3)Included in Income (loss) from equity method investments in the condensed consolidated statements of operations.
The combined summarized balance sheet of the Company’s CMS ACO Models investments are as follows (in thousands):

	September 30, 2026	December 31, 2025
Current assets	$541,887	$222,398
Noncurrent assets	6,650	4,033
Total assets	548,537	226,431
Current and total liabilities	507,188	188,155

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
•Non-GAAP Financial Measure
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
Third Quarter 2026 Results:
•Medicare Advantage members of approximately 453,600 as of September 30, 2026 decreased 10% from September 30, 2025.
•CMS ACO Models (defined below) attributed beneficiaries of approximately 112,300 as of September 30, 2026 decreased 3% from September 30, 2025.
•Total revenue of $1.5 billion increased 6% compared to $1.4 billion in the third quarter of 2025.
•Medical services expense ratio (“MSER”) of 88.5% compared to 104.0% in the third quarter of 2025.
•Net income of $35 million, compared to net loss of $110 million in the third quarter of 2025.
•Adjusted EBITDA of $64 million, compared to negative $91 million in the third quarter of 2025.
Year to Date 2026 Results as of September 30, 2026:
•Total revenue of $4.4 billion remained relatively flat in the nine months ended September 30, 2026 compared to the same period in 2025.
•MSER of 88.3% compared to 99.6% in the nine months ended September 30, 2025.

•Net income of $102 million, compared to net loss of $202 million in the nine months ended September 30, 2025.
•Adjusted EBITDA of $187 million, compared to negative $154 million in the nine months ended September 30, 2025.
Platform Membership Details
MA members decreased 10% from September 30, 2025, which reflects previously disclosed market exits, as well as payor exits in certain markets resulting from a disciplined approach to contracting focused on profitability. Total members live on the agilon platform at September 30, 2026 include 453,600 MA members and 112,300 attributed CMS ACO Models (as defined below) beneficiaries.
Average MA membership was 488,000 during the third quarter of 2026.
Reverse Stock Split
On March 30, 2026, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-25 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each twenty-five shares of common stock issued and outstanding was automatically reclassified, combined, and converted into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive fractional shares automatically became entitled to receive cash in lieu of such fractional shares. Proportional adjustments were made to the number of shares of common stock awarded and available for issuance under our equity incentive plans, as well as the exercise price and the number of shares issuable upon the exercise or conversion of our outstanding stock options and other equity securities under our equity incentive plans. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. All common stock, stock options, restricted stock units, and per share information presented within this Quarterly Report on Form 10-Q have been adjusted to reflect the Reverse Stock Split on a retroactive basis for all periods presented.
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
We monitor the following key financial and operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following key metrics are useful in evaluating our business (dollars in thousands):

	As of and For the			As of and For the
	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
MA members	453,600	502,800	(10)	453,600	502,800	(10)
Medical services revenue	$1,517,831	$1,432,437	6	$4,429,301	$4,354,355	2
Medical services expense ratio	88.5%	104.0%	(15)	88.3%	99.6%	(11)
Platform support costs	$44,382	$38,652	15	$124,730	$120,313	4
Net income (loss)	$34,912	$(110,207)	132	$101,784	$(202,465)	150
Adjusted EBITDA(1)	$63,684	$(91,492)	170	$187,094	$(154,258)	221
___________________________________________
(1)Adjusted EBITDA is a non-GAAP financial measure. Net income (loss) is the most directly comparable financial measure calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to Adjusted EBITDA. See “—Non-GAAP Financial Measure" below for additional information, including a reconciliation of net income (loss) to Adjusted EBITDA.

Medicare Advantage Members
Our MA members include all individuals enrolled in an MA plan who are attributed to the PCPs on our platform at the end of a given period.
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
Medical Services Expense Ratio
We calculate MSER by dividing total medical services expense by total medical services revenue in a given period. Medical services expense represents costs incurred for medical services provided directly to our members. MSER may fluctuate based on changes in the mix of new and existing members on our platform, as newly enrolled members typically incur higher medical services expense. We believe this metric provides insight into the economics of our capitation arrangements as it includes all medical services expense directly associated with our members’ care.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Medical services revenue	$1,517,831	$1,432,437	$4,429,301	$4,354,355
Medical services expense	$1,343,519	$1,489,479	$3,909,382	$4,336,591
Medical services expense ratio	88.5%	104.0%	88.3%	99.6%
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
The table below presents costs to support our live geographies and enterprise functions, which are included in general and administrative expenses (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Platform support costs	$44,382	$38,652	$124,730	$120,313
% of total revenues	3%	3%	3%	3%
Net Income (Loss) and Adjusted EBITDA
Net income (loss) is the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) adjusted to exclude: (i) income (loss) from discontinued operations, net of income taxes, (ii) interest expense, (iii) income tax expense (benefit), (iv) depreciation and amortization, (v) stock-based compensation expense, (vi) severance and related costs, and (vii) certain other items that are not considered by us in the evaluation of ongoing operating performance. We reflect our share of Adjusted EBITDA for equity method investments by applying our actual ownership percentage for the period to the applicable reconciling items on an entity-by-entity basis.
See “—Non-GAAP Financial Measure” below for additional information regarding our use of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.

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
Medical services revenue constitutes substantially all our total revenue for the three and nine months ended September 30, 2026 and 2025.
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
Other Medical Expenses
Other medical expenses include: (i) partner physician incentive expense and (ii) other provider costs. Partner physician incentive expense represents obligations to our physician partners corresponding to a portion of the surplus generated in our geographies, which is a function of medical services revenues less the sum of medical services expenses, other provider costs and market operating costs, for the respective geography. Physician payment obligations are reconciled quarterly, and settlement payments are typically issued to providers on an annual basis in arrears, with interim payments issued periodically. Other provider costs include payments to support physician-patient engagement, certain other medical costs, and other care management expenses that help to create medical cost efficiency. Other provider costs also include costs incurred for geographies that are in implementation and are not yet generating revenue.
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

Results of Operations
The following table summarizes key components of our results of operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Medical services revenue	$1,517,831	$1,432,437	$4,429,301	$4,354,355
Other operating revenue	1,655	2,884	5,388	8,730
Total revenues	1,519,486	1,435,321	4,434,689	4,363,085
Expenses:
Medical services expense	1,343,519	1,489,479	3,909,382	4,336,591
Other medical expenses	77,984	13,488	255,170	95,845
General and administrative	67,133	56,198	209,869	178,435
Depreciation and amortization	6,741	7,430	20,392	21,625
Total expenses	1,495,377	1,566,595	4,394,813	4,632,496
Income (loss) from operations	24,109	(131,274)	39,876	(269,411)
Other income (expense):
Income (loss) from equity method investments	(979)	13,133	3,158	31,217
Other income (expense), net	17,524	9,441	48,564	26,581
Interest expense	(1,744)	(1,838)	(5,163)	(4,925)
Income (loss) before income taxes	38,910	(110,538)	86,435	(216,538)
Income tax benefit (expense)	(3,998)	331	(3,651)	73
Income (loss) from continuing operations	34,912	(110,207)	82,784	(216,465)
Discontinued operations:
Adjustments on sale of assets, net	—	—	19,000	14,000
Net income (loss)	$34,912	$(110,207)	$101,784	$(202,465)

The following table summarizes our results of operations as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Medical services revenue	100%	100%	100%	100%
Other operating revenue	—	—	—	—
Total revenues	100	100	100	100
Expenses:
Medical services expense	88	104	88	99
Other medical expenses	5	1	6	2
General and administrative	4	4	5	4
Depreciation and amortization	—	1	—	—
Total expenses	98	109	99	106
Income (loss) from operations	2	(9)	1	(6)
Other income (expense):
Income (loss) from equity method investments	—	1	—	1
Other income (expense), net	1	1	1	1
Interest expense	—	—	—	—
Income (loss) before income taxes	3	(8)	2	(5)
Income tax benefit (expense)	—	—	—	—
Income (loss) from continuing operations	2	(8)	2	(5)
Discontinued operations:
Adjustments on sale of assets, net	—	—	—	—
Net income (loss)	2%	(8)%	2%	(5)%
Comparison of the Three and Nine Months Ended September 30, 2026 to the Three and Nine Months Ended September 30, 2025
Medical Services Revenue

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Medical services revenue	$1,517,831	$1,432,437	$85,394	6%
% of total revenues	100%	100%
Medical services revenue increased by $85.4 million, or 6%, for the three months ended September 30, 2026 compared to the same period in 2025. The increase in medical services revenue for the three months ended September 30, 2026 was driven by higher premium yield as a result of constructive rates for 2026 from CMS funding, increased expectations for risk adjustment contribution, and more favorable percentage of premium as a result of payor contract negotiations. During the three months ended September 30, 2026, PMPM capitation rates increased 11% compared to the same period in 2025. The increase in medical services revenue was partially offset by an average MA membership decline of 4% as a result of our measured approach to growth, previously disclosed market exits which were finalized as of January

1, 2026, and payor exits in certain markets which were a result of our disciplined and profitability-focused contracting efforts.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Medical services revenue	$4,429,301	$4,354,355	$74,946	2%
% of total revenues	100%	100%
Medical services revenue increased by $74.9 million, or 2%, for the nine months ended September 30, 2026 compared to the same period in 2025. Medical services revenue for the nine months ended September 30, 2026 was impacted by higher premium yield as a result of constructive rates for 2026 from CMS funding, increased expectations for risk adjustment contribution, more favorable percentage of premium as a result of payor contract negotiations, and a new payor relationship in an existing geography. During the nine months ended September 30, 2026, PMPM capitation rates increased 12% compared to the same period in 2025. This increase was partially offset by an average MA membership decline of 9% as a result of our measured approach to growth, previously disclosed market exits which were finalized as of January 1, 2026, and payor exits in certain markets, which were a result of our disciplined and profitability-focused contracting efforts.
Medical Services Expense

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Medical services expense	$1,343,519	$1,489,479	$(145,960)	(10)%
% of total revenues	88%	104%
Medical services expense decreased by $146.0 million, or 10%, for the three months ended September 30, 2026 compared to the same period in 2025. This decline was primarily driven by two factors. The first factor was a 4% decrease in average MA membership, which reflects our measured approach to growth, previously disclosed market exits finalized as of January 1, 2026, and payor exits in certain markets resulting from our disciplined, profitability-focused contracting efforts. The second factor was a 6% decrease in average medical services expense per member, which reflects the impact of our clinical and cost management initiatives, including exits in certain markets, as well as positive claims development from 2025 and the first half of 2026 recognized in the quarter. Based on our current available data, cost trends for the three months ended September 30, 2026 remained in line with our expectations.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Medical services expense	$3,909,382	$4,336,591	$(427,209)	(10)%
% of total revenues	88%	99%
Medical services expense decreased by $427.2 million, or 10%, for the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to a decline in average MA membership of 9%, while average medical services expense per member remained relatively flat. The decrease in medical services expense reflects the impact of our clinical and cost management initiatives, including exits in certain markets, and the period also benefited from positive claims development from 2025 and the first half of 2026. Based on our current available data, cost trends for the nine months ended September 30, 2026 remained in line with our expectations.

Other Medical Expenses

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Other medical expenses	$77,984	$13,488	$64,496	478%
% of total revenues	5%	1%
Other medical expenses increased by $64.5 million for the three months ended September 30, 2026 compared to the same period in 2025. Partner physician incentive expense, which is primarily a function of medical services revenues less the sum of medical services expenses, increased by $73.1 million to $54.9 million in 2026 compared to $(18.2) million in the same period in 2025 from favorable MSER generated in certain of our geographies during 2026, which were a result of our disciplined and profitability-focused contracting efforts, compared to losses generated in certain of our geographies during the same period in 2025. Other provider costs decreased by $8.6 million to $23.1 million in 2026 compared to $31.7 million in the same period in 2025 primarily as a result of a decline in additional compensation to support physician-patient engagement and other care management expenses.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Other medical expenses	$255,170	$95,845	$159,325	166%
% of total revenues	6%	2%
Other medical expenses increased by $159.3 million, or 166%, for the nine months ended September 30, 2026 compared to the same period in 2025. Partner physician incentive expense, which is primarily a function of medical services revenues less the sum of medical services expenses, increased by $182.3 million to $173.1 million in 2026 compared to $(9.2) million in the same period in 2025 from favorable MSER generated in certain of our geographies during 2026, which were a result of our disciplined and profitability-focused contracting efforts, compared to losses generated in certain of our geographies during the same period in 2025. Other provider costs decreased by $22.9 million to $82.1 million in 2026 compared to $105.0 million in the same period in 2025 primarily as a result of a decline in additional compensation to support physician-patient engagement and other care management expenses.
General and Administrative

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
General and administrative	$67,133	$56,198	$10,935	19%
% of total revenues	4%	4%
General and administrative expenses increased $10.9 million, or 19%, for the three months ended September 30, 2026 compared to the same period in 2025. Operating costs to support our live geographies and enterprise functions (platform support costs) increased to $44.4 million in 2026, compared to $38.7 million in the same period in 2025. Operating costs to support our live geographies and enterprise functions as a percentage of revenue remained flat at 3% for the three months ended September 30, 2026 compared to the same period in 2025. Investments to support geography entry decreased to $1.8 million in 2026, compared to $4.8 million in the same period in 2025 due to decreased costs associated with the expansion within existing geographies. Stock-based compensation expense increased $11.4 million for the three months ended September 30, 2026, compared to the same period in 2025 primarily as the performance conditions on certain performance-based equity awards were deemed probable, and thus the related costs were increased.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
General and administrative	$209,869	$178,435	$31,434	18%
% of total revenues	5%	4%
General and administrative expenses increased $31.4 million, or 18%, for the nine months ended September 30, 2026 compared to the same period in 2025. Operating costs to support our live geographies and enterprise functions (platform support costs) increased to $124.7 million in 2026, compared to $120.3 million in the same period in 2025. Operating costs to support our live geographies and enterprise functions as a percentage of revenue remain flat at 3% for the nine months ended September 30, 2026 compared to the same period in 2025. Investments to support geography entry decreased to $6.4 million in 2026, compared to $15.6 million in the same period in 2025 due to decreased costs associated with the expansion within existing geographies. Stock-based compensation expense increased $9.3 million for the nine months ended September 30, 2026, compared to the same period in 2025 primarily as the performance conditions on certain performance-based equity awards were deemed probable, and thus the related costs were increased. Costs incurred for severance and transaction-related costs increased by $26.9 million to $29.8 million in 2026 compared to $2.9 million in the same period in 2025 as a result of our cost management initiatives.
Income (loss) from equity method investments

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Income (loss) from equity method investments	$(979)	$13,133	$(14,112)	(107)%
% of total revenues	—%	1%
Income (loss) from equity method investments decreased $14.1 million to losses of $1.0 million for the three months ended September 30, 2026 compared to income of $13.1 million in the same period in 2025. Our CMS ACO Models investees recognized an increase in operating expenses during the three months ended September 30, 2026 compared to the same period in 2025 as a result of additional services we provided, which began in the fourth quarter of 2025.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Income (loss) from equity method investments	$3,158	$31,217	$(28,059)	(90)%
% of total revenues	—%	1%
Income (loss) from equity method investments decreased $28.1 million to $3.2 million for the nine months ended September 30, 2026 compared to $31.2 million in the same period in 2025. Our CMS ACO Models investees recognized an increase in operating expenses during the nine months ended September 30, 2026 compared to the same period in 2025 as a result of additional services we provided, which began in the fourth quarter of 2025.
Other income (expense), net

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Other income (expense), net	$17,524	$9,441	$8,083	86%
% of total revenues	1%	1%

Other income (expense), net increased by $8.1 million, or 86%, for the three months ended September 30, 2026 compared to the same period in 2025 primarily from the increase in income related to additional services rendered to our CMS ACO Models investments recognized beginning in the fourth quarter of 2025.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Other income (expense), net	$48,564	$26,581	$21,983	83%
% of total revenues	1%	1%
Other income (expense), net increased by $22.0 million, or 83%, for the nine months ended September 30, 2026 compared to the same period in 2025 primarily from the increase in income related to additional services rendered to our CMS ACO Models investments recognized beginning in the fourth quarter of 2025.
Total Discontinued Operations

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Total discontinued operations	$19,000	$14,000	$5,000	36%
% of total revenues	—%	—%
Total discontinued operations relate to the sale of our Hawaii operations in October 2023. Total discontinued operations for the nine months ended September 30, 2026 and 2025 relate to the release of a contingent obligation from our former Hawaii operations.
Non-GAAP Financial Measure
In addition to providing results that are determined in accordance with U.S. GAAP, we present Adjusted EBITDA, which is a non-GAAP financial measure.
We define Adjusted EBITDA as net income (loss) adjusted to exclude: (i) income (loss) from discontinued operations, net of income taxes, (ii) interest expense, (iii) income tax expense (benefit), (iv) depreciation and amortization, (v) stock-based compensation expense, (vi) severance and related costs, and (vii) certain other items that are not considered by us in the evaluation of ongoing operating performance. We reflect our share of Adjusted EBITDA for equity method investments by applying our actual ownership percentage for the period to the applicable reconciling items on an entity-by-entity basis. Net income (loss) is the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA.
We believe Adjusted EBITDA helps identify underlying trends in our business and facilitate evaluation of period-to-period operating performance of our operations by eliminating items that are variable in nature and not considered by us in the evaluation of ongoing operating performance, allowing comparison of our recurring core business operating results over multiple periods. We also believe Adjusted EBITDA provides useful information about our operating results, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key metrics we use for financial and operational decision-making. We believe Adjusted EBITDA or similarly titled non-GAAP measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance. Other companies may calculate Adjusted EBITDA or similarly titled non-GAAP measures differently from the way we calculate this metric. As a result, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, limiting the usefulness as comparative measures.
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
The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA using data derived from our condensed consolidated financial statements for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$34,912	$(110,207)	$101,784	$(202,465)
(Income) loss from discontinued operations, net of income taxes	—	—	(19,000)	(14,000)
Interest expense	1,744	1,838	5,163	4,925
Income tax expense (benefit)	3,998	(331)	3,651	(73)
Depreciation and amortization	6,741	7,430	20,392	21,625
Severance and related costs	3,180	4,092	16,931	4,736
Stock-based compensation expense	18,859	7,498	48,946	39,599
EBITDA adjustments related to equity method investments(1)	11,541	4,969	41,207	16,178
Other(2)	(17,291)	(6,781)	(31,980)	(24,783)
Adjusted EBITDA	$63,684	$(91,492)	$187,094	$(154,258)
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
As of September 30, 2026, we had cash and cash equivalents and restricted cash of $246.4 million and investments in marketable securities of $65.4 million.

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
Based on our planned operations, we believe that our existing cash and cash equivalents, restricted cash, investments in marketable securities, as well as available borrowing capacity under the Credit Facility (defined below), will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our cash flows are impacted by the timing of receipts from payors. Our cash flows are also impacted by our medical services expense ratio, which we calculate by dividing total medical services expense by total medical services revenue in a given period. An MSER below 100% contributes to our ability to generate positive cash flows. Conversely, cash flows would be negatively impacted during periods in which our MSER exceeds 100%. MSER may fluctuate based on changes in the mix of new and existing members on our platform, as newly enrolled members typically incur higher medical services expense.
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
Our ability to pay dividends to holders of our common stock is significantly limited as a practical matter by our growth plans as well as the Credit Facility (defined below). The borrower on the Credit Facility is agilon health management, inc., our wholly-owned subsidiary. The Credit Facility is guaranteed by certain of our subsidiaries, including those identified as variable interest entities. If we were to seek to pay dividends out of funds made available to us by agilon health management, inc. or its subsidiaries, the Credit Facility restricts agilon health management, inc.’s ability to pay dividends or make loans to us. The Credit Facility also contains customary covenants including, among other things, limitations on restricted payments including: (i) dividends and distributions from restricted subsidiaries, (ii) requirements of minimum financial ratios, and (iii) limitation on additional borrowings based on certain financial ratios.
Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows. The following table sets forth changes in cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by (used in) operating activities	$16,303	$(85,226)	$101,529
Net cash provided by (used in) investing activities	57,003	66,027	(9,024)
Net cash provided by (used in) financing activities	(640)	(2,977)	2,337
Net Cash Provided By (Used In) Operating Activities
Net cash provided by operating activities was $16.3 million for the nine months ended September 30, 2026 compared to net cash used in operating activities of $85.2 million for the nine months ended September 30, 2025. The change in net cash provided by operating activities was primarily a result of a favorable decline in our MSER, partially offset by increased provider costs, including partner physician incentive expenses, and timing of settlements with payors. Our cash flow from operations is dependent upon the number of members on our platform, the timing of settlements with payors, and the level of operating and general and administrative expenses necessary to operate and grow our business, among other factors.
Net Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities was $57.0 million for the nine months ended September 30, 2026 compared to $66.0 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we received net proceeds from the maturities of marketable securities and repayments of loans receivables of $67.7 million and made investments of $10.7 million primarily for the acquisition of intangible assets and property and equipment. During the nine months ended September 30, 2025, we received net proceeds from the maturities of marketable securities and repayments of loans receivables of $100.4 million and made investments of $34.4 million primarily for the acquisition of intangible assets and property and equipment.
Net Cash Provided By (Used In) Financing Activities
Net cash used in financing activities of $0.6 million for the nine months ended September 30, 2026 was primarily related to the repayment and refinance of debt, partially offset by proceeds from stock option exercises. Net cash used in financing activities of $3.0 million for the nine months ended September 30, 2025 was primarily related to the payments related to equity issuances.
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

Equity
As of September 30, 2026, we had 16.8 million shares of common stock outstanding. See “—Overview and Recent Developments” above for information related to the Reverse Stock Split.
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
We held cash, cash equivalents, restricted cash and equivalents, and marketable securities of $311.7 million and $285.1 million as of September 30, 2026 and December 31, 2025, respectively, consisting of bank deposits, certificates of deposits, money market funds, U.S. Treasury notes, and corporate debt securities. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our marketable securities. Declines in interest rates over time will reduce our investment income. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.
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
Changes in Internal Control Over Financial Reporting. Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
Effective November 3, 2026, the Board of Directors (the “Board”) of the Company approved the following changes to the titles of the Company’s executive officers:
•Tim O’Rourke from Chief Executive Officer and President to Chief Executive Officer;
•Benjamin Shaker, from Chief Markets Officer to President; and
•Denise Zamore, from Chief Legal Officer and Corporate Secretary to Chief Legal and People Officer and Corporate Secretary.
Mr. O’Rourke remains the Company’s sole principal executive officer.
In connection with the title changes, the Compensation and Human Capital Committee of the Board approved increases to the base salaries of Mr. Shaker and Ms. Zamore, effective November 3, 2026. Mr. Shaker’s base salary was increased from $464,000 to $575,000 and Ms. Zamore’s base salary was increased from $437,500 to $500,000. Target annual bonus opportunities, expressed as a percentage of base salary, remain unchanged, so that target bonus amounts increase proportionally with base salary.
The Company expects to enter into amendments to the employment agreements of each of Messrs. O’Rourke and Shaker and Ms. Zamore to reflect each executive’s new title and, as applicable, base salary.
Insider Trading Arrangements and Policies
During the three months ended September 30, 2026, the following officers of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (each, a “Rule 10b5-1 Plan”):
•On August 12, 2026, Timothy Gertsch, the Company’s Chief Accounting Officer, adopted a Rule 10b5-1 Plan covering up to 11,040 shares of the Company’s common stock. The Rule 10b5-1 Plan provides for sales beginning no earlier than November 13, 2026, and is scheduled to terminate on December 31, 2027, subject to earlier termination in accordance with its terms.
•On August 17, 2026, Benjamin Shaker, the Company’s then Chief Markets Officer, adopted a Rule 10b5-1 Plan covering up to 46,089 shares of the Company’s common stock and 10,293 options to purchase the Company’s common stock. The Rule 10b5-1 Plan provides for sales beginning no earlier than December 16, 2026, and is scheduled to terminate on September 16, 2027, subject to earlier termination in accordance with its terms.
•On August 21, 2026, Denise Zamore, the Company’s then Chief Legal Officer and Corporate Secretary, adopted a Rule 10b5-1 Plan covering up to 2,533 shares of the Company’s common stock and 1,600 options to purchase the Company’s common stock. The Rule 10b5-1 Plan provides for sales beginning no earlier than November 27, 2026, and is scheduled to terminate on August 16, 2027, subject to earlier termination in accordance with its terms.

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

10.1
Severance Agreement and General Release, dated as of July 17, 2026, by and between agilon health, inc. and Girish Venkatachaliah (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 22, 2026).†

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

Date: November 4, 2026	agilon health, inc.

(Registrant)

/s/ JEFFREY SCHWANEKE
Jeffrey Schwaneke
Chief Financial Officer
(Principal Financial Officer)